Form 10-Q
period 1993-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 1994-02-14
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ____________

                                   Form 10-Q
                                 ____________
(Mark One)

    (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 1993

                                      OR

    (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            Commission File Number 0-12954

                       CADMUS COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)


           Virginia                              54-1274108
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification Number)


6620 West Broad Street, Suite 500, Richmond, Virginia                    23230
     (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code              (804) 287-5680


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes  X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1994

            Class                              Outstanding at January 31, 1994
Common Stock, $.50 Par Value                               5,967,326


                   CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES




                                     Index












                                                                   Page Number


Part I.     Financial Information


      Item 1.  Financial Statements

               Consolidated Balance Sheets--                            3
               December 31, 1993 and June 30, 1993

               Consolidated Statements of Income--                      4
               Three and Six Month Periods Ended
               December 31, 1993 and 1992


               Consolidated Statements of Cash Flows--                  5
               Six Months Ended December 31, 1993 and 1992

               Notes to Consolidated Financial Statements               6


      Item 2.  Management's Discussion and Analysis of Financial        9
               Condition and Results of Operations



Part II.     Other Information


      Item 4.  Submission of Matters to a Vote of Security Holders     12


      Item 6.  Exhibits and Reports on Form 8-K                        13



                  CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                    (In thousands)



                                                    December 31,          June 30,
                                                        1993                1993
                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $  5,060           $  2,206
  Accounts receivable                                   43,849             35,768
  Inventories                                           13,276             10,263
  Deferred income taxes                                  1,800











  Prepaid expenses and other                               884                529

      Total current assets                              64,869             48,766

Other assets                                             6,594              5,224

Investment in joint venture                              6,659              6,499

Property, plant and equipment (net of
  accumulated depreciation of $67,003
  at December 31, 1993 and $63,114 at
  June 30, 1993)                                        75,389             65,983

Goodwill and intangibles                                 7,735              7,717

      Total Assets                                    $161,246           $134,189


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                  $  4,000
  Current maturities of long-term debt                $  4,065              3,234
  Accounts payable                                      16,393             11,898
  Accrued expenses
    Compensation                                         7,759              8,839
    Other                                                5,729              4,256

      Total current liabilities                         33,946             32,227

Long-term debt                                          64,519             43,249

Other long-term liabilities                              6,768              5,376

Deferred income taxes                                    3,095              2,644

Shareholders' equity:
  Common stock                                           2,981              2,974
  Capital in excess of par value                        11,667             11,594
  Retained earnings                                     38,270             36,125

      Total shareholders' equity                        52,918             50,693

      Total Liabilities and Shareholders' Equity      $161,246           $134,189



See notes to consolidated financial statements.

                 CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except per-share data)











                                    (Unaudited)


                                         Three Months Ended         Six Months Ended
                                            December 31,              December 31,

                                          1993         1992         1993        1992
Net sales                               $61,448      $51,488      $110,574    $96,244

Operating expenses
  Cost of sales                          45,239       37,161        81,209     70,333
  Selling and administrative             12,699       11,424        23,570     20,962

Operating income                          3,510        2,903         5,795      4,949

Financial and other expenses
  Financial                                 866          677         1,731      1,364
  Other expenses                            117          176           143        354

Income before income taxes                2,527        2,050         3,921      3,231

Income taxes                              1,017          788         1,575      1,261

Income before cumulative effect
  of changes in accounting
  principles                              1,510        1,262         2,346      1,970

Cumulative effect of changes in
  accounting for:
   Postretirement benefits (net of
     income tax benefit of $355)                                      (532)
   Income taxes                                                        933

Net income                              $ 1,510      $ 1,262      $  2,747    $ 1,970


Earnings per share:

  Income before cumulative effect
   of changes in accounting
   principles                           $   .25      $   .21      $    .39    $   .33

  Cumulative effect of changes in
   accounting for postretirement
   benefits and income taxes                                           .07

  Net income                            $   .25      $   .21      $    .46    $   .33

Average number of common shares
  outstanding                             6,058        5,958         6,011      5,972


Cash dividends per common share         $   .05      $   .05      $    .10    $   .10















See notes to consolidated financial statements.

                   CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                      (Unaudited)

                                                       Six Months Ended
                                                         December 31,

                                                        1993         1992
Operations
   Net income                                        $ 2,747      $ 1,970
   Items not affecting cash
      Cumulative effect of changes in
        accounting for:
          Postretirement benefits                        532
          Income taxes                                  (933)
      Depreciation and amortization                    5,510        4,853
      Deferred income taxes                                          (230)
      Equity in earnings of joint venture               (315)
      Other                                              569          326

                                                       8,110        6,919
   Working capital sources (requirements)
     (excluding debt and effects of acquisition)
     Accounts receivable                              (1,617)      (1,274)
     Inventories                                         723          (78)
     Accounts payable, accrued
       expenses and income taxes                       2,393       (2,727)
     Other                                               (79)         313

                                                       1,420       (3,766)

     Net cash flow from operations                     9,530        3,153

Capital Investment
   Cash paid for business acquired                   (15,604)
   Cash paid to escrow for business acquired          (1,000)
   Property, plant and equipment                      (7,031)      (3,737)
   Other                                                (401)      (1,251)

                                                     (24,036)      (4,988)

Financing
   Net borrowings (repayments) under bank
     lines of credit                                 (17,500)       3,000
   New long-term debt                                 40,000











   Repayment of long-term debt                        (4,399)      (1,182)
   Repurchase of common stock                                        (209)
   Shareholders' investment                               80
   Other                                                (225)          30
   Dividends                                            (596)        (598)

                                                      17,360        1,041

Increase (decrease) in cash and cash equivalents       2,854         (794)

Cash and cash equivalents at beginning of period       2,206        2,022

Cash and cash equivalents at end of period           $ 5,060      $ 1,228


See notes to consolidated financial statements.


                  CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     December 31, 1993

1. The interim financial statements are unaudited. In the opinion of management, they reflect all adjustments (which consist only of those of a normal recurring nature) necessary for a fair presentation of results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended June 30, 1993.

2. Inventories are valued at the lower of cost or market. Cost is determined principally by the last-in, first-out (LIFO) method: 75% as of December 31, 1993 and 69% as of June 30, 1993. The components of inventories were as follows (in thousands):

                                                  December 31,        June 30,
                                                      1993              1993

     Raw materials and supplies                    $ 4,735           $ 3,907
     Work in process:
       Materials                                     2,147             1,886
       Other manufacturing costs                     4,506             2,509
     Finished goods                                  1,888             1,961

                                                   $13,276           $10,263


3. Net income per common share is computed based upon the weighted average number of shares outstanding during the periods presented. Shares under stock options are treated as common stock equivalents for purposes of computing primary and fully diluted net income per share.












4. Financial expense consists of the following (in thousands):




                                      Three Months Ended           Six Months Ended
                                          December 31,               December 31,
                                          1993     1992             1993      1992
   Interest expense                     $1,022    $ 940           $1,984    $1,857
   Interest capitalized                    --      (102)              (1)     (201)
   Discounts on accounts receivable,
       net of service charges               92       70              162       136
   Discounts taken on materials
       purchased                          (248)    (231)            (414)     (428)

                                        $  866    $ 677           $1,731    $1,364


Interest paid, net of amounts capitalized, totaled $1,980,000 and $1,569,000 for the quarters ended, and $2,510,000 and $1,890,000 for the six-month periods ended December 31, 1993 and 1992, respectively.

5. On November 1, 1993, the Company acquired the net assets of Waverly Press from Waverly, Inc. for up to approximately $20 million. Waverly Press, the printing division of Waverly, Inc., has sales of approximately $50 million; is well-known as a premier printer of scientific, scholarly, and medical journals; and now operates under the name Cadmus Journal Services. The purchase price consisted of cash payments of $14.5 million at closing; additional consideration of $5.5 million which is contingent upon confirmation of certain representations made by Waverly, Inc. regarding Waverly Press and certain contingencies relating to the 1994 operations; and other direct costs of the acquisition. The acquisition has been accounted for under the purchase method and, accordingly, the costs of the acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values.
The operating results of Cadmus Journal Services have been included in the consolidated operating results since the date of acquisition.

   The funds used to acquire Cadmus Journal Services were provided from the placement of senior notes with two insurance companies (see Note 6).

Of the $5.5 million contingent payments, $1 million was placed in escrow until February 15, 1995 in accordance with the Purchase Agreement and is included in the Consolidated Balance Sheet as Other Assets. As contingent payments are made, the costs allocated to the noncurrent assets will be increased proportionately.

   The following unaudited pro forma consolidated financial information combines the results of Cadmus Journal Services as if they had been acquired as of the beginning of the periods presented, after including the impact of the following adjustments: depreciation of the assets acquired based on their fair values, elimination of Waverly, Inc. corporate overhead allocation, savings due to consolidation and elimination of duplicative services, interest expense on debt used to fund the purchase, and the related income tax effect of these adjustments.

                                                          Six Months Ended
                                                            December 31,

                                                        1993           1992

        Net sales                                     $127,625       $121,027

        Income before cumulative effect                  3,544          2,993
          of changes in accounting principles

        Net income                                       3,945          2,993

        Earnings per share:
          Income before cumulative effect
             of changes in accounting principles           .59            .50

          Net income                                       .65            .50


   The pro forma financial information is not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire period presented, nor is it intended to be indicative of future operating results.

6. The Company completed placement of $40 million in senior notes with two insurance companies on December 23, 1993. The placement has a fixed interest rate of 6.74% with an average life of 8.1 years and is due in 2003. The proceeds of this placement were used to fund the acquisition of Waverly Press and to refinance approximately $20 million of revolving bank credit.

   The Company also entered into an interest rate swap agreement to convert $35 million of the senior notes to floating rate debt. The swap has a term of three years and effectively converts $35 million of the private placement debt to variable rate debt. Under the terms of this agreement, the Company makes payments at variable rates which are based on six-month LIBOR and receives payments at a fixed interest rate. The net interest paid or received is included in interest expense. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The variable rate at December 31, 1993 was 3.50%.

   Subsequent to December 31, 1993, the Company entered into agreements for a $25 million revolving credit facility with its four major banks, replacing the former lines of credit. These new unsecured, committed lines of credit have a three-year term expiring in February 1997, at which time any loans outstanding under the facility convert to term loans with a two-year maturity. The Company has the following interest rate options: (i) adjusted CD rate or (ii) adjusted LIBOR. These agreements also require commitment fees of 1/4 to 1/2 percent per annum on any unused portion of the lines of credit.

                 CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF











                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

Cash provided from operations before working capital requirements rose 17.2% in the first six months of fiscal 1994 to $8.1 million compared to $6.9 million in the same period of fiscal 1993. The primary factors were a 19.1% increase in income before cumulative effect of accounting changes and higher depreciation expenses. Net cash flow from operations for the first six months of fiscal 1994 totaled $9.5 million, up significantly from the $3.2 million recorded in the same period of 1993. Net cash flow before financing activities and before acquisitions totaled $2.1 million in fiscal 1994 compared to a cash deficit of $1.8 million in 1993.

Working capital, excluding the effects of cash, debt and the acquisition of the net assets of Waverly Press (now Cadmus Journal Services), declined $1.4 million for the first six months of fiscal 1994. The primary factors for the decline were an increase in accounts payable and accrued expenses and lower inventory levels, partially offset by an increase in accounts receivable. The inventory reduction was primarily attributable to inventory management initiatives which resulted in reduced paper inventories.

Capital investment in property, plant and equipment totaled $7.0 million during the first six months of fiscal 1994. Significant projects included in this amount were the purchase of new composition software to integrate text and graphics in the journal
division and rebuilding of a web press at Byrd Press. Also, Washburn Graphics purchased a new six-unit sheetfed press and 3 Score purchased a digital camera. For fiscal 1994, the Company projects that capital spending will total approximately $13.0 million. This amount includes capital investment requirements of the recently acquired
Cadmus Journal Services. In addition, the Company entered into a long-term operating lease during the second quarter for a new six-unit sheetfed press for Expert/Brown.

Total debt at December 31, 1993 was $68.6 million, representing an increase of $18.1 million from the $50.5 million at June 30, 1993. The Company's debt-to-capital ratio at December 31, 1993 was 56.4% compared to 49.9% at June 30, 1993. This increase was due primarily to debt incurred to purchase the net assets of Waverly Press. On December 23, 1993, the Company placed $40 million of senior notes with two insurance companies. The proceeds from these notes were used to repay short-term bridge loans incurred to finance the asset purchase of Cadmus Journal Services, short-term revolving bank lines of credit, and a bank term loan. These notes have an average life of 8.1 years with a final maturity of 10 years and carry a fixed interest rate of 6.74%. The
Company also entered into agreements for a $25 million revolving credit facility and into an interest rate swap agreement to effectively convert $35 million of the senior notes to floating rate debt. See Note 6 of the Notes to Consolidated Financial Statements for additional information on these transactions.


Results of Operations


Net sales in the second quarter of fiscal 1994 increased 19.3% to $61,448,000 compared to $51,488,000 for the same period last year. Excluding the effect of acquisitions and the merger of Vaughan Printers, sales rose 3%. Operating income rose 20.9% to $3,510,000 in 1994 from $2,903,000 in 1993. Net income increased to $1,510,000,
or
$.25 per share in 1994, up 19.7% from the $1,262,000, or $.21 per share in 1993.

For the six-month period ended December 31, 1993, net sales were up by 14.9% to $110,574,000 compared to $96,244,000 for fiscal 1993. Operating income for the six months was up by 17.1% to $5.795,000 from $4,949.000 in the prior year. Income before changes in accounting principles for the same period was $2,346,000, or $.39 per share, an increase of 19.1% from the $1,970,000, or $.33 per share, recorded in fiscal 1993.
Net income increased to $2,749,000, or $.46 per share, in 1994, up from the $1,970,000, or $.33 per share, in 1993.

The following table presents the major components from the Consolidated Statements of
Income as a percent of sales for the three and six-month periods ended December 31,
1993 and 1992:

                                       Three Months Ended       Six Months Ended
                                          December 31,            December 31,












                                        1993        1992        1993        1992

   Net sales                          100.0%      100.0%      100.0%      100.0%
    Cost of sales                       73.6        72.2        73.5        73.1
    Gross profit                        26.4        27.8        26.5        26.9
    Selling and administrative          20.7        22.2        21.3        21.8
    Operating income                     5.7         5.6         5.2         5.1
    Financial expense                    1.4         1.3         1.6         1.4
    Other expenses                       0.2         0.3         0.1         0.4
    Income before income taxes           4.1         4.0         3.5         3.3
    Income taxes                         1.6         1.5         1.4         1.3
    Income before cumulative
      effect of changes in
      accounting principles              2.5         2.5         2.1         2.0
    Cumulative effect of changes
      in accounting principles                                    .4
   Net income                           2.5%        2.5%        2.5%        2.0%


The Company groups sales into three business groups: printing, marketing and publishing. The table below displays net sales for each of these groups expressed as a percent of sales:


                                       Three Months Ended       Six Months Ended
                                          December 31,            December 31,

                                        1993        1992        1993        1992
    Printing                            71.8%       74.7%       69.5%       72.9%
    Marketing                           20.9        21.9        22.2        23.1
    Publishing                           7.3         3.4         8.3         3.9

                                       100.0%      100.0%      100.0%      100.0%



Sales increased in each business group for both the three and six-month periods, respectively, of fiscal 1994 compared to the same period of fiscal 1993 as follows:
printing (12.4% and 8.0% increases); marketing (11.4% and 9.0% increases); and publishing (151.0% and 141% increases).

Results of Operations (continued)

The increase in printing sales for both the three and six-month periods of fiscal 1994 was attributable to increased research journals sales (due primarily to the acquisition of Cadmus Journal Services), continued growth in sales of specialty packaging and strong annual report sales. These increases were partially offset by declines in promotional and financial printing sales. Although sales of specialty magazines were down for the second quarter, they posted a sizeable increase for the six-month period.
Adjusted for the acquisition of Cadmus Journal Services and the merger of Vaughan, printing sales declined 3% for the second quarter and increased 2% for the six-month period from prior year sales.

The increase in marketing revenues was driven by substantial growth in direct marketing sales and continued growth in point-of-sale revenues. In addition, for the second quarter, catalog production services sales increased for the first quarter since the loss of a major account in January of fiscal 1993; however, they still remain down slightly for the six-month period.

The sizeable increase in publishing sales is the result of the inclusion and growth of
Marblehead Communications (acquired on December 31, 1992), coupled with continued growth at Tuff Stuff.

Cost of sales for the second quarter of fiscal 1994 was 73.6% and for the six-month period was 73.5% of sales compared to 72.2% and 73.1%, respectively, for the same periods last year. These increases are primarily attributable to a change in the sales mix due to the addition of Cadmus Journal Services, which has a relatively higher cost of sales, and due to a decrease in financial printing sales, which produce higher margins. However, selling and administrative expenses decreased to 20.7% of sales compared to 22.2% of sales in fiscal 1993 and decreased to 21.3% of sales for the six-month period compared to 21.8% of sales in fiscal 1993. These percentage decreases were primarily due to the inclusion of Cadmus Journal Services which has a lower general and administrative expense ratio and to the inclusion in fiscal 1993 of marketing costs related to Sidelines.

Financial expense increased 28% and 27% for the three and six-month periods ended
December 31, 1993, respectively, due primarily to higher interest expense and lower capitalized interest. The higher interest expense was the result of increased debt levels, which were partially offset by lower average interest rates.

The Company's tax rate increased to 40.2% for both the three and six-month periods from
38.4% and 39%, respectively, compared to the same periods last year. These increases were due to a combination of a higher effective state tax rate and increased permanent differences (primarily for goodwill amortization, and effects of the Omnibus Budget
Reconciliation Act of 1993).
                            PART II.  OTHER INFORMATION




Item 4. Submission of Matters to a Vote of Security Holders

   (a) At the Annual Meeting of Shareholders of the Company held on November 10, 1993, 4,931,620 shares of the Company's outstanding common stock were present in person or by proxy and entitled to vote.

   (b) At the Annual Meeting, the following nominees, all of whom currently serve as directors, were elected as Class I directors to serve until the 1996 Annual Meeting:

        Robert I. Dalton, Jr.
        Lee P. Dudley
        Frank G. Louthan, Jr.
        Wallace Stettinius

        Class II directors who will continue to serve until the 1994 Annual Meeting are:

        C. Stephenson Gillispie, Jr.
        John D. Munford, II
        Bruce A. Walker

       Class III directors who will continue to serve until the 1995 Annual Meeting are:

        Price H. Gwynn, III
        John C. Purnell, Jr.
        Russell M. Robinson, II
        John W. Rosenblum

   (c) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

        (1) Election of Directors. Provided that a quorum is present, the nominees receiving the greatest number of votes cast are elected as directors, and, as a result, in tabulating the vote, votes withheld have no effect upon the election of directors. Each nominee for Class I director was elected, having received the following vote:

        Nominee:                          FOR            WITHHELD

        Robert I. Dalton, Jr.          4,920,682          10,938











        Lee P. Dudley                  4,922,773           8,847
        Frank G. Louthan, Jr.          4,922,559           9,061
        Wallace Stettinius             4,922,739           8,881


        (2) Ratification of designation of Cooper & Lybrand as independent accountants for the current year. Provided that a quorum is present, ratification of the auditors requires the affirmative vote of a majority of the votes cast, and as a result, in tabulating the vote, abstentions do not have the effect of working against ratification. Designation of the auditors was ratified, having received the following vote:

           FOR:                        4,922,760
           AGAINST:                        2,779
           ABSTAIN:                        6,081


Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits:                  Description

             Exhibit 11                  Statement Regarding Computation of
                                         Net Income per Share

        b.  Reports on Form 8-K:

      Cadmus Communications Corporation filed a Form 8-K on November 10, 1993 to report the acquisition of Waverly Press, the printing division of Waverly, Inc. The related Waverly Press and Cadmus pro forma financial statements were filed with Form 8-K/A on January 24, 1994.



                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        CADMUS COMMUNICATIONS CORPORATION


Date:   February 14, 1994
                                        /s/ C. Stephenson Gillispie, Jr.
                                       C. Stephenson Gillispie, Jr.
                                       President and Chief Executive Officer














Date:   February 14, 1994


                                        /s/ Michael Dinkins
                                       Michael Dinkins
                                       Vice President & Chief Financial Officer