Form 10-Q
period 1994-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 1994-05-09
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     ____________

                                      Form 10-Q
                                     ____________
          (Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1994

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 1994

                    Class                     Outstanding at April 29, 1994
          Common Stock, $.50 Par Value                  5,977,286







              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                                     Index

                                                                   Page Number


  Part I.     Financial Information


       Item 1.  Financial Statements

                Consolidated Balance Sheets--                            3
                March 31, 1994 and June 30, 1993

                Consolidated Statements of Income--                      4
                Three and Nine-Month Periods Ended
                           March 31, 1994 and 1993

                Consolidated Statements of Cash Flows--                  5
                Nine Months Ended March 31, 1994 and 1993

                Notes to Consolidated Financial Statements               6


       Item 2.  Management's Discussion and Analysis of Financial        8
                 Condition and Results of Operations



  Part II.     Other Information

       Item 6.  Exhibits and Reports on Form 8-K                        11












                            CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                              (In thousands)

                                                              March 31,            June 30,
                                                                1994                 1993
                                                             (Unaudited)
         ASSETS

         Current assets:
           Cash and short term investments                     $  9,106           $  2,206
           Accounts receivable                                   43,457             35,768
           Inventories                                           15,170             10,263
           Deferred income taxes                                  1,800
           Prepaid expenses and other                               816                529

               Total current assets                              70,349             48,766

         Other assets                                             6,698              5,224

         Investment in joint venture                              6,802              6,499

         Property, plant and equipment (net of
           accumulated depreciation of $68,996
           at March 31, 1994 and $63,114 at
           June 30, 1993)                                        78,475             65,983

         Goodwill and intangibles                                 7,624              7,717

               Total Assets                                    $169,948           $134,189


         LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
           Short-term borrowings                                                  $  4,000
           Current maturities of long-term debt                $  4,068              3,234
           Accounts payable                                      21,815             11,898
           Accrued expenses
             Compensation                                         8,346              8,839
             Other                                                6,387              4,194
           Income taxes                                             360                 62

               Total current liabilities                         40,976             32,227

         Long-term debt                                          64,451             43,249

         Other long-term liabilities                              6,950              5,376

         Deferred income taxes                                    3,211              2,644

         Shareholders' equity:
           Common stock                                           2,985              2,974
           Capital in excess of par value                        11,714             11,594
           Retained earnings                                     39,661             36,125
               Total shareholders' equity                        54,360             50,693

               Total Liabilities and Shareholders' Equity      $169,948           $134,189




         See notes to consolidated financial statements.







                            CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                                  (In thousands, except per-share data)
                                               (Unaudited)

                                                  Three Months Ended        Nine Months Ended
                                                       March 31,                  March 31,
                                                   1994         1993         1994        1993
         Net sales                               $67,413      $50,106      $177,987    $146,350

         Operating expenses
           Cost of sales                          49,386       36,275       130,595     106,608
           Selling and administrative             14,107       11,014        37,677      31,976

         Operating income                          3,920        2,817         9,715       7,766


         Financial and other expenses
           Financial                               1,142          602         2,873       1,966
           Other expenses                            (37)         229           106         583

         Income before income taxes                2,815        1,986         6,736       5,217

         Income taxes                              1,133          774         2,708       2,035

         Income before cumulative effect
           of changes in accounting
           principles                              1,682        1,212         4,028       3,182

         Cumulative effect of changes in
           accounting for:
             Postretirement benefits (net of
               income tax benefit of $355)                                     (532)
             Income taxes                                                       933

         Net income                              $ 1,682      $ 1,212      $  4,429    $  3,182


         Earnings per share:

           Income before cumulative effect
            of changes in accounting
            principles                           $   .28      $   .20      $    .67    $    .53

           Cumulative effect of changes in
            accounting for postretirement
            benefits and income taxes                                           .07

           Net income                            $   .28      $   .20      $    .74    $    .53

         Average number of common shares
           outstanding                             6,069        5,982         6,054       5,973


         Cash dividends per common share         $   .05      $   .05      $    .15    $    .15

         See notes to consolidated financial statements.




                            CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)
                                               (Unaudited)

                                                               Nine Months Ended
                                                                    March 31,
                                                                 1994         1993
         Operations
            Net income                                        $ 4,429      $ 3,182
            Items not affecting cash
               Cumulative effect of changes in
                 accounting for:
                   Postretirement benefits                        532
                   Income taxes                                  (933)
               Depreciation and amortization                    8,355        7,175
               Deferred income taxes                                            80
               Equity in earnings of joint venture               (410)
               Other                                              613          678

                                                               12,586       11,115
            Working capital sources (requirements)
              (excluding debt and effects of acquisition)
              Accounts receivable                              (1,225)      (3,499)
              Inventories                                      (1,171)      (1,025)
              Accounts payable, accrued
                expenses and income taxes                       6,942         (532)
              Other                                              (254)        (106)

                                                                4,292       (5,162)

              Net cash flow from operations                    16,878        5,953

         Capital Investment
            Cash paid for business acquired                   (16,178)
            Cash paid to escrow for business acquired          (1,000)
            Investment in joint venture                          (289)      (2,150)
            Property, plant and equipment                      (9,589)      (8,394)
            Other                                                 111       (1,321)

                                                              (26,945)     (11,865)

         Financing
            Net borrowings (repayments) under bank
              lines of credit                                 (17,500)       3,438
            New long-term debt                                 40,000        3,045
            Repayment of long-term debt                        (4,464)      (1,349)
            Other                                                (306)          43
            Repurchase of common stock                                        (215)
            Shareholders' investment                              131
            Dividends                                            (894)        (896)

                                                               16,967        4,066

         Increase (decrease) in cash and short term
           investments                                          6,900       (1,846)

         Cash and short term investments at beginning
           of period                                            2,206        2,022

         Cash and short term investments at end of period     $ 9,106      $   176


         See notes to consolidated financial statements.



                   CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        March 31, 1994

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

2. Inventories are valued at the lower of cost or market. Cost is determined principally by the last-in, first-out (LIFO) method: 73% as of March 31, 1994 and 69% as of June 30, 1993. The components of inventories were as follows (in thousands):


                                                 March 31,         June 30,
                                                   1994              1993

  Raw materials and supplies                     $ 4,906           $ 3,907
  Work in process:
    Materials                                      3,218             1,886
    Other manufacturing costs                      4,851             2,509
  Finished goods                                   2,195             1,961

                                                 $15,170           $10,263

3. Net income per common share is computed based upon the weighted average number of shares outstanding during the periods presented. Shares under stock options are treated as common stock equivalents for purposes of computing primary and fully diluted net income per share.



4. Financial expense consists of the following (in thousands):

                                    Three Months Ended         Nine Months Ended
                                          March 31,                 March 31,
                                        1994     1993            1994      1993

   Interest expense                     $1,319    $ 837        $3,303    $2,694
   Interest capitalized                            (114)           (1)     (315)
   Discounts on accounts receivable,
    net of service charges                  90       66           252       202
   Discounts taken on materials
    purchased                             (267)    (187)         (681)     (615)

                                        $1,142    $ 602        $2,873    $1,966



 Interest paid, net of amounts capitalized, totaled $353,000 and $394,000 for the quarters ended, and $2,333,000 and $1,963,000 for the nine-month periods ended March 31, 1994 and 1993, respectively.

5. On November 1, 1993, the Company acquired the net assets of Waverly Press from Waverly, Inc. for up to approximately $20 million. Waverly Press, the printing division of Waverly, Inc., has annual sales of approximately $50 million; is well-known as a premier printer of scientific, scholarly, and medical journals; and now operates under the name Cadmus Journal Services. The purchase price consisted of cash payments of $14.5 million at closing; additional consideration of $5.5 million which is contingent upon confirmation of certain representations made by Waverly, Inc. regarding Waverly Press and certain contingencies relating to the 1994 operations; and other direct costs of the acquisition. The acquisition has been accounted for under the purchase method and, accordingly, the costs of the acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The operating results of Cadmus Journal Services have been included in the consolidated operating results since the date of acquisition.

 The funds used to acquire Cadmus Journal Services were provided from the placement of senior notes with two insurance companies (see Note 6).

 Of the $5.5 million contingent payments, $1 million was placed in escrow at closing until February 15, 1995 in accordance with the Purchase Agreement and is included in the Consolidated Balance Sheets as Other Assets. Also, $2.6 million became due at March 31, 1994 as a result of the expiration of a labor contingency and is included in the Consolidated Balance Sheets as both Accounts Payable and Property, Plant and Equipment. Payment of this amount was made on April 8, 1994. As additional contingent payments are made, if any, the costs allocated to the noncurrent assets will be increased proportionately.

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

                                                           Nine Months Ended
                                                                March 31,

                                                          1994           1993

         Net sales                                      $195,038      $183,955
         Income before cumulative effect
          of changes in accounting principles              5,226         4,828
         Net income                                        5,627         4,828

         Earnings per share:
          Income before cumulative effect
           of changes in accounting principles               .86           .81
          Net income                                         .93           .81
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

 The Company also entered into an interest rate swap agreement to convert $35 million of the senior notes to floating rate debt. The swap has a term of three years and effectively converts $35 million of the private placement debt to variable rate debt. Under the terms of this agreement, the Company makes payments at variable rates which are based on six-month LIBOR and receives payments at a fixed interest rate. The net interest paid or received is included in interest expense. The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest swap agreement. However, the Company does not anticipate nonperformance by the counterparties. The variable rate at March 31, 1994 was 4.188%.

 On February 14, 1994, the Company entered into agreements for a $25 million revolving credit facility with its four major banks, replacing the former lines of credit. These new unsecured, committed lines of credit have a three-year term expiring in February 1997, at which time any loans outstanding under the facility convert to term loans with a two-year maturity. The Company has the following interest rate options:
 (i) adjusted CD rate or (ii) adjusted LIBOR. These agreements also require commitment fees of 1/4 to 1/2 percent per annum on any unused portion of the lines of credit.









                          CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash provided from operations before working capital requirements rose 13.5% in the first nine months of fiscal 1994 to $12.6 million compared to $11.1 million in the same period of fiscal 1993. The primary factors were a 26.6% increase in income before the cumulative effect of accounting changes and higher depreciation expenses. Net cash flow from operations for the first nine months of fiscal 1994 totaled $16.9 million, up significantly from the $6.0 million recorded in the same period of 1993. Net cash flow before financing activities and before acquisitions totaled $7.4 million in fiscal 1994 compared to a cash deficit of $3.8 million in 1993.

Working capital, excluding the effects of cash, debt and acquisitions of the net assets of Waverly Press (now Cadmus Journal Services), declined $4.3 million for the first nine months of fiscal 1994. The primary factor in the decline was an increase in accounts payable and accrued expenses which offset increased accounts receivable and inventories. The increase in accounts payable and accrued expenses was due to seasonal fluctuations and more effective use of trade credit. The increase in accounts receivable was attributed to higher sales levels. The inventory increase was primarily due to higher levels at work-in-process at March 31, 1994 which were partially offset by reduced paper inventories resulting from inventory management initiatives.

Capital investment in property, plant and equipment totaled $9.6 million during the first nine months of fiscal 1994. Significant projects included in this amount were the purchase of new composition software to integrate text and graphics for research journals and the rebuilding of a six-unit web press at Byrd Press. Other significant capital investments included the purchase of a new six-unit sheetfed press at Washburn Graphics and a high-end digital camera at 3 Score. In addition, the Company entered into a long-term operating lease during the second quarter for a new six-unit sheetfed press for Expert/Brown. For fiscal 1994, the Company projects that capital spending will total approximately $12.5 million. This amount includes capital investment requirements of the recently acquired Cadmus Journal Services.

Total debt at March 31, 1994 was $68.5 million, representing an increase of $18.0 million from the $50.5 million at June 30, 1993. The Company's debt-to-capital ratio at March 31, 1994 was 55.8% compared to 49.9% at June 30, 1993. This increase was primarily due to additional debt incurred to purchase the net assets of Waverly Press. On December 23, 1993, the Company placed $40 million of senior notes with two insurance companies. The proceeds from these notes were used to repay short-term bridge loans (incurred to finance the asset purchase of Cadmus Journal Services), short-term revolving bank lines of credit, and a bank term loan. These senior notes, which have an average life of 8.1 years with a final maturity of 10 years, carry a fixed interest rate of 6.74%. Coincidental with the placement of the senior notes, the Company entered into an interest rate swap agreement to effectively convert $35 million of the senior notes to floating rate debt. The Company also entered into agreements with four banks on February 14, 1994, for a $25 million revolving credit facility. See Note 6 of the Notes to Consolidated Financial Statements for additional information on these transactions.

Results of Operations


Net sales in the third quarter of fiscal 1994 increased 34.5% to $67,413,000 compared to $50,106,000 for the same period last year. Excluding the effect of the acquisition of Cadmus Journal Services and the merger of Vaughan Printers, sales rose 12.6%. Operating income rose 39.2% to $3,920,000 in 1994 from $2,817,000 in 1993. Net income increased to $1,682,000, or $.28 per share, in 1994, up 38.8% from the $1,212,000, or
$.20 per share, in 1993.

For the nine-month period ended March 31, 1994, net sales were up by 21.6% to $177,987,000 compared to $146,350,000 for fiscal 1993. Operating income for the nine months was up by 25.1% to $9,715,000 from $7,766,000 in the prior year. Income before changes in accounting principles for the same period was $4,028,000, or $.67 per share, an increase of 26.6% from the $3,182,000, or $.53 per share, recorded in fiscal 1993. Net income increased to $4,429,000, or $.74 per share, in 1994, up 39.2% from the $3,182,000, or $.53 per share, in 1993.

The following table presents the major components from the Consolidated Statements of Income as a percent of sales for the three and nine-month periods ended March 31, 1994 and 1993:



                                   Three Months Ended      Nine Months Ended
                                        March 31,                March 31,
                                    1994        1993        1994        1993

 Net sales                          100.0%      100.0%      100.0%      100.0%
 Cost of sales                       73.3        72.4        73.4        72.8
 Gross profit                        26.7        27.6        26.6        27.2
 Selling and administrative          20.9        22.0        21.2        21.9
 Operating income                     5.8         5.6         5.4         5.3
 Financial expense                    1.7         1.2         1.6         1.3
 Other expenses                      (0.1)        0.5         0.0         0.4
 Income before income taxes           4.2         3.9         3.8         3.6
 Income taxes                         1.7         1.5         1.5         1.4
 Income before cumulative
  effect of changes in
  accounting principles               2.5         2.4         2.3         2.2
 Cumulative effect of changes
  in accounting principles            0.0         0.0         0.2         0.0
 Net income                           2.5%        2.4%        2.5%        2.2%


The Company groups sales into three business groups:  printing, marketing and publishing.  The table below displays net sales for each of these groups expressed as a percent of total sales:
                                     Three Months Ended      Nine Months Ended
                                          March 31,               March 31,

                                      1994        1993        1994        1993

  Printing                            75.4%       73.6%       71.6%       73.0%
  Marketing                           16.8        19.0        20.2        21.9
  Publishing                           7.8         7.4         8.2         5.1

                                     100.0%      100.0%      100.0%      100.0%



Sales increased in each business group for both the three and nine-month periods, respectively, of fiscal 1994 compared to the same period of fiscal 1993 as follows: printing (35.4% and 17.6% increases); marketing (16.5% and 10.7% increases); and publishing (40.0% and 93.7% increases).

Results of Operations (continued)

The increase in printing sales for both the three and nine-month periods of fiscal 1994 was attributable to increased research journals sales (due primarily to the acquisition of Cadmus Journal Services), continued growth in sales of specialty magazines and specialty packaging, and strong annual report sales. These increases were partially offset by declines in both promotional printing sales, which is attributed to primarily the merger of Vaughan, and financial printing sales, which is due to a large one-time job in the prior year. Adjusted for the acquisition of Cadmus Journal Services and the merger of Vaughan, printing sales increased from prior year sales by 6.9% for the third quarter and 3.8% for the nine-month period.

The increase in marketing revenues was driven by substantial growth in direct marketing sales and continued growth in point-of-sale revenues. These increases were partially offset by a decline in catalog production services sales due to the loss of a major account in January of fiscal 1993.

The sizeable increase in publishing sales is the result of the inclusion and growth of Marblehead Communications (acquired on December 31, 1992), coupled with continued growth at Tuff Stuff.

Cost of sales for the third quarter of fiscal 1994 was 73.3% and for the nine-month period was 73.4% of sales compared to 72.4% and 72.8%, respectively, for the same periods last year. These increases are primarily attributable to a change in the sales mix due to the addition of Cadmus Journal Services, which has a relatively higher cost of sales, and due to a decrease in financial printing sales, which produce higher margins. However, selling and administrative expenses decreased for the quarter to 20.9% of sales compared to 22.0% of sales in fiscal 1993 and decreased to 21.2% of sales for the nine-month period compared to 21.9% of sales in fiscal 1993. These percentage decreases were primarily due to the inclusion of Cadmus Journal Services which has a lower general and administrative expense ratio and to the inclusion in fiscal 1993 of marketing costs related to Sidelines.

Financial expense increased 89.7% and 46.1% for the three and nine-month periods ended March 31, 1994, respectively, due primarily to higher interest expense and lower capitalized interest. The higher interest expense was the result of increased debt levels used to fund the acquisition of Cadmus Journal Services, which were partially offset by lower average interest rates.

The Company's tax rate increased to 40.2% from 39% for both the three and nine-month periods compared to the same periods last year. These increases were due to a combination of a higher effective state tax rate and increased permanent differences (primarily for goodwill amortization and effects of the Omnibus Budget Reconciliation Act of 1993).






                                      PART II.  OTHER INFORMATION




         Item 6. Exhibits and Reports on Form 8-K

            a.  Exhibits:                               Description

                 Exhibit 11 Statement Regarding Computation of Net Income per Share


            b.  Reports on Form 8-K:

                 On January 24, 1994, Cadmus Communications Corporation filed a Form 8-K/A, Amendment No. 1 to Form 8-K dated November 10, 1993.





                                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          CADMUS COMMUNICATIONS CORPORATION


         Date:   May 9, 1994
                                            /s/ C. Stephenson Gillispie, Jr.
                                                C. Stephenson Gillispie, Jr.
                                                President and Chief Executive
                                                 Officer



         Date:   May 9, 1994
                                            /s/ Michael Dinkins
                                                Michael Dinkins
                                                Vice President and Chief
                                                 Financial Officer