Form 10-K
period 1994-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1994-09-27
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(MARK ONE)
     ( X )         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1994
                                       OR
     (   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                         COMMISSION FILE NUMBER 0-12954
                       CADMUS COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                          VIRGINIA                     54-1274108
               (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)


                       6620 WEST BROAD STREET, SUITE 500
                            RICHMOND, VIRGINIA 23230
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (804) 287-5680
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
         CADMUS COMMUNICATIONS CORPORATION COMMON STOCK, $.50 PAR VALUE
                                (TITLE OF CLASS)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes (check mark)   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (check mark)
     As of July 29, 1994, 5,988,886 shares of Registrant's common stock were outstanding, and the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $97,488,804 based on the last sale price on July 29, 1994.
                      DOCUMENTS INCORPORATED BY REFERENCE:
          (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1994 incorporated into Parts I and II hereof; and (2) Portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held November 9, 1994 incorporated into Part III hereof.

                                        INDEX


     PART I

                                            Page
     Item 1.   Business
               Introduction  . . . . . . . . . . . . . . . . .  3
               Printing and Marketing  . . . . . . . . . . . .  3
               Publishing  . . . . . . . . . . . . . . . . . .  4
               Other Factors Affecting the Business of Cadmus   4

     Item 2.   Properties  . . . . . . . . . . . . . . . . . .  6

     Item 3.   Legal Proceedings . . . . . . . . . . . . . . .  7

     Item 4.   Submission of Matters to a Vote of Security
                 Holders . . . . . . . . . . . . . . . . . . .  7


     PART II

     Item 5.   Market for the Registrant's Common Equity and
               Related Stockholder Matters . . . . . . . . . .  7

     Item 6.   Selected Financial Data . . . . . . . . . . . .  7

     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations .  7

     Item 8.   Financial Statements and Supplementary Data . .  7

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . .  7


     PART III

     Item 10.  Directors and Executive Officers of the
               Registrant  . . . . . . . . . . . . . . . . . .  8

     Item 11.  Executive Compensation  . . . . . . . . . . . .  8

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management  . . . . . . . . . . . . . . . .  9

     Item 13.  Certain Relationships and Related Transactions   9


     PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K . . . . . . . . . . . . . .  9

                                        PART I
                                  ITEM 1.  BUSINESS

                                     Introduction
          Cadmus Communications Corporation ("the Company" or "Cadmus") is a graphic communications company which, through its subsidiaries, provides printing, marketing, and publishing services. The Company is a Virginia corporation headquartered at 6620 West Broad Street, Suite 500, Richmond, Virginia 23230.
          Cadmus was formed in 1984 when The William Byrd Press, Incorporated ("Byrd"), a leading regional publications printer, combined its operations with Washburn Graphics, Inc. ("Washburn"), a vertically integrated graphic arts firm. Byrd, in operation since 1904, is based in Richmond, Virginia and Washburn, in operation since 1902, is based in Charlotte, North Carolina.
          Since  its  inception in  1984,  Cadmus  has grown  primarily  through acquisitions of companies which either complement or expand the capabilities the Company offers its customers. On June 30, 1986, Cadmus acquired American Graphics, Inc. ("American"), a full-service graphic arts firm specializing in promotional printing and the production of point-of-sale advertising materials which is based in Atlanta, Georgia. Cadmus Direct Marketing, Inc. ("CDMI"), formerly Washburn Direct Marketing, Inc., was incorporated on January 1, 1990, having previously operated as a division of Washburn. CDMI provides direct marketing and database management services.
          During fiscal  year 1988, Cadmus acquired  three additional companies:
     Three Score, Inc. ("3 Score"), an Atlanta, Georgia company engaged in retail and other direct mail catalog production services; Garamond/Pridemark Press, Inc. ("Garamond"), located in Baltimore, Maryland; and Vaughan Printers, Incorporated ("Vaughan"), located in Orlando, Florida. Both Garamond and Vaughan are smaller commercial printing companies specializing in products similar to those at Washburn.
          In fiscal year 1992, the Company acquired Tuff Stuff Publications, Inc. ("Tuff Stuff") a Richmond, Virginia based publisher of pricing guide magazines for various trading card collectors and other related products. During fiscal year 1993, the Company completed a joint venture arrangement with The Lanman Companies, Inc. ("Lanman") whereby the operations of Vaughan were combined with those of Central Florida Press, a division of Lanman. This new company, Central Florida Press, L.C. ("CFP"), located in Orlando, Florida, has both sheetfed and half-web print capabilities. Also during the year, the Company acquired Marblehead Communications, Inc. ("Marblehead"), based in Boston, Massachusetts, is a contract/custom publisher that produces magazines and newsletters.
          During fiscal year 1994, the Company acquired the net assets of Waverly Press from Waverly, Inc. Waverly Press is a Maryland-based premier printer of scientific, scholarly and medical journals and now operates under the name Cadmus Journal Services, Inc ("Cadmus Journal Services").

                                Printing and Marketing

          Printing and marketing services account for approximately 92.5% of Cadmus revenues. Printing operations provide a full range of services to customers which include state-of-the-art data imaging, electronic prepress, multicolor printing, custom binding and distribution services. The following is a list of major printed materials produced with some examples of each:

   Research Journals      Medical and Biomedical, Technical and Scientific,
                          Learned and Scholarly, and Mathematics Journals

   Specialty Periodicals  Professional,  Trade, Corporate  and Consumer
     Magazines

   Financial Documents    Debt and Equity Offerings, Proxy Statements,
                          Annual Reports, and Quarterly Reports

   Promotional Materials  Catalogs, Directories, Brochures, Product
                          Literature, and Point-of-Sale Materials

   Specialty Packaging    Cartons, Portfolio Folders,  3-D Mailers  and
                          Video Sleeves

          Through  our  marketing  services  we  provide  our  clients  complete creative, production, mailing, and fulfillment services for direct marketing programs and marketing information systems. Cadmus integrates direct marketing functions, ranging from consumer market research and agency services to database management and marketing information analysis, with the resulting ability to implement tactical direct response campaigns and programs for our clients. Cadmus also provides turn-key catalog services from original design conception through the final product for retail department stores, direct marketing retailers, and industrial customers.

                                      Publishing

          Publishing services account for approximately 7.5% of Cadmus revenues. There are two major types published products:

          Consumer Products   Tuff  Stuff  publishes special  interest magazines
                              which target specific consumers.   Currently there
                              are four such Cadmus-owned publications:
                                        Tuff Stuff
                                        Tuff Stuff's Collect!
                                        Kenner Guide
                                        Mid-Atlantic Soccer

          Contract Products   Marblehead publishes magazines  for clients  under
                              contract whereby  the client retains  ownership of
                              the  title.    Cadmus  contract  services  include
                              design, editorial, advertising sales, production, and distribution of titles.

                    Other Factors Affecting the Business of Cadmus

     Seasonal Fluctuations
          Seasonal fluctuations occur in the overall demand for printing. Printing of both periodicals for the educational and scholarly market and promotional materials tends to decline in the summer months. However, consumer publications tend to peak before Christmas and before Easter. Printing of interim financial statements clusters around the end of the first month in each calendar quarter and printing of annual reports tends to fall into the first and second calendar quarters. All of these factors combine to give Cadmus a modest seasonal pattern with the months October through June producing volumes slightly greater than the months July through September.

     Raw Materials
          The principal raw material used in Cadmus' business is paper. Significant stock inventories are not maintained except at Byrd and Cadmus Journal Services, where a supply of roll paper stock is required to operate the web presses. The other companies generally purchase paper on a direct order basis for specific jobs. Cadmus purchases its paper requirements under agreements that guarantee tonnage and provide short range price protection for three to six month intervals. The price of paper charged to customers is subject to escalation so that, except in rare instances, Cadmus does not have exposure to changes in the cost of paper.
          All Cadmus subsidiaries use a variety of other raw materials including ink, film, offset plates, chemicals and solvents, glue, wire, and subcontracted components. In general, none of the subsidiaries have experienced any significant difficulty in obtaining raw materials.

     Competition
          Cadmus is subject to competition from a large number of companies, some of which have greater resources and capacity. In recent years there has been an excess of capacity in the printing industry which has increased competition. Rapid technological change has brought new competitors to the marketplace.
          The markets served by Cadmus face competition based on a combination of factors including quality, service levels and price.

     Employees
          As  of   June  30,   1994,  Cadmus   and  its   subsidiaries  employed
     approximately 2,400 persons. No employees are currently covered by a collective bargaining agreement. Cadmus believes its relationship with employees is excellent.

     Regulation
          The printing business uses or generates substantial quantities of inks, solvents, and other waste products which require disposal. The subsidiaries usually return salvageable waste ink to their suppliers, and contract for the removal of other waste products.
          Cadmus believes its subsidiaries are in substantial compliance with all applicable air quality, waste disposal, and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations.
          The Virginia State Air Pollution Control Board (the "Board") has expressed concern about excessive levels of certain air pollutant emissions throughout the metropolitan Richmond area from a number of sources, including automobiles and local industries, such as Byrd. The Board has made no decision whether further emission reductions will be required by automotive or industry emissions controls. Depending on any future action by the Board and in conjunction with the Clean Air Act Amendments of 1990, several industries, including Byrd, will be required to take further actions to reduce emission levels, which may include the installation of additional air pollution control equipment. The amount of the expenditures necessitated by any such actions is not anticipated to be material.
                                   ________________

     See pages 6 through 9 and 12 through 17 of the 1994 Annual Report to Shareholders (the "Annual Report") for additional information on the business of Cadmus and its subsidiaries, which information is incorporated herein by reference.

                                 ITEM 2.  PROPERTIES

          The following table contains information regarding the Company's primary facilities as of June 30, 1994:


                                                 Square          Own/
                        Facility                  Feet          Lease*              Use
     Cadmus Communications Corporation           17,160          Lease     Office
     Richmond, VA   (headquarters)

     American Graphics, Inc.                    120,000          Own       Office, production, and storage
     Atlanta, GA (A)

     The William Byrd Press, Incorporated       268,000          Own       Office, production, and storage
     Richmond, VA (B)

     The William Byrd Press, Incorporated        15,000          Own       Office, production, and storage
     Springfield, VA

     The William Byrd Press, Incorporated        72,000          Lease     Storage
     Richmond, VA

     Cadmus Color Center, Inc.                   20,000          Lease     Office, production, and storage
     Richmond, VA

     Cadmus Journal Services, Inc.              202,400          Own       Office, production, and storage
     Easton, MD

     Cadmus Journal Services, Inc.               51,700          Lease     Office
     Linthicum, MD

     Expert Graphics, Inc.                       35,200          Lease     Office, production, and storage
     Richmond, VA (B)

     Garamond Pridemark/Press, Inc.              43,000          Own       Office, production, and storage
     Baltimore, MD

     Graftech Corporation                        18,000          Own       Office, production, and storage
     Charlotte, NC

     Three Score, Inc.                           60,000          Own       Office, production, and storage
     Atlanta, GA (C)

     Tuff Stuff Publications, Inc.               15,000          Lease     Office and storage
     Richmond, VA

     Washburn Graphics, Inc.                    100,000          Own       Office, production, and storage
     Charlotte, NC

     Cadmus Direct Marketing, Inc.               30,000          Lease     Office and storage
     Charlotte, NC (B)


     * Cadmus does not consider any of the leased premises material to the overall business of its subsidiaries.


         (A) Includes three facilities.

         (B) Includes two facilities.


         (C) The Company is negotiating a sale/leaseback of this building (See
             Note 5 in the 1994 Annual Report).

                              ITEM 3.  LEGAL PROCEEDINGS

          Neither Cadmus nor any of its subsidiaries are party to any material pending legal proceedings before any court, administrative agency or other tribunal.

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                       PART II

                  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
                               AND RELATED STOCKHOLDER MATTERS

          Cadmus common stock is traded in the over-the-counter market and has been quoted in the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "CDMS" since July 2, 1984 and in the NASDAQ National Market System since April 16, 1985. The stock of Byrd, the predecessor issuer to Cadmus, was also quoted in NASDAQ from September 7, 1983, the date of Byrd's first public offering, until June 29, 1984. Information with respect to market prices is presented on page 23 of the Annual Report and is incorporated herein by reference.
          As of August 30, 1994, the approximate number of beneficial holders of Cadmus common stock was 3,300, which includes stockholders recorded on security position listings.
          On August 10, 1994, Cadmus declared a regular quarterly cash dividend of $.05 per share, payable on September 2, 1994, to shareholders of record as of August 19, 1994. Information with respect to dividends declared is presented on page 23 of the Annual Report and is incorporated herein by reference.
          Cadmus anticipates that it will continue its policy of paying regular quarterly dividends. The amount of any future dividends will depend on general business conditions encountered by Cadmus, as well as the financial condition, earnings and capital requirements of Cadmus, and such other factors as the Board of Directors may deem relevant. For additional information regarding restrictions on payment of dividends, see the Notes to Consolidated Financial Statements (Note 8) referenced in Item 8 of this report.

                           ITEM 6.  SELECTED FINANCIAL DATA

          The information presented under the caption "Selected Consolidated Financial Data" on page 19 of the Annual Report is incorporated herein by reference.

              ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

          The information presented under the caption "Management's Discussion and Analysis" on pages 20 through 23 of the Annual Report is incorporated herein by reference.

                 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The  consolidated   financial  statements   of  the   registrant   and
     subsidiaries contained on pages 24 through 34 of the Annual Report are incorporated herein by reference.
          The supplementary data regarding quarterly results presented under the caption "Selected Quarterly Data" on page 23 of the Annual Report is incorporated herein by reference.

               ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                            ON ACCOUNTING AND FINANCIAL DISCLOSURE
          On August 18, 1994, the Company engaged the firm of Arthur Andersen LLP as the Company's independent accountants for fiscal year ending June 30, 1995. The firm of Coopers & Lybrand L.L.P. served as the Company's independent accountants for the fiscal year ended June 30, 1994. The change in accountants was recommended by the Audit Committee of the Company and approved by the Company's Board of Directors.

                                       PART III
          Except as otherwise indicated, information called for by the following Items under Part III is contained in the Proxy Statement for the Annual Meeting of Cadmus Stockholders ("Proxy Statement") to be mailed to the Stockholders on or about September 23, 1994.

               ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

          Information on the directors of the Registrant is contained on pages 5 through 8 and 19 of the Proxy Statement and is incorporated herein by reference.

        The  executive officers  of  Cadmus  are  elected  by  the Board  of
     Directors of  the Company  to serve  one-year terms.   The following  table
     contains information about the executive officers of Cadmus as of June 30, 1994:


                              Position and               Other Business Experience
     Name (Age)               Length of Service          During Past Five Years
     Wallace                  Chairman of the Board         Chief Executive Officer,
     Stettinius (61)          and Officer, Cadmus           Cadmus 1984-1992;
                              1984-present.                 President, Cadmus 1986-
                                                            1990.


     C. Stephenson            President and Chief           President and Chief
     Gillispie, Jr. (52)      Executive Officer,            Operating Officer, Cadmus
                              Cadmus 1992-present.          1990-1992;  President and
                                                            Chief Executive Officer,
                                                            Byrd and Expert, 1989-1992.

     Michael Dinkins (40)     Vice President and Chief      Manager Finance for
                              Financial Officer, Cadmus     Marketing, GE Appliance
                              1993-present.                 1993; Manager Finance for
                                                            Sales, GE Appliance 1992;
                                                            Manager of Commercial
                                                            Real Estate, GE Capital
                                                            1989-1992.

     John H. Phillips (50)    Vice President-Operations     Executive Vice President
                              and Chief Operating           and Chief Operating Officer,
                              Officer, Cadmus 1992-present. Byrd 1990-92; Senior Vice
                                                            President of Manufacturing
                                                            and Plant Operations, Byrd 1987-1990.

     Bruce V. Thomas (37)     Vice President, Secretary     Partner, Mays & Valentine
                              and General Counsel, Cadmus   1989-1992.
                              1992-present.

     David E. Bosher (41)     Vice President and Treasurer, Chief Financial Officer,
                              Cadmus 1993-present.          Cadmus 1990-1993;
                                                            Corporate Controller,
                                                            Cadmus 1988-1990.


                           ITEM 11.  EXECUTIVE COMPENSATION
          Information on Executive Compensation is contained on pages 10 through 18 of the Proxy Statement and is incorporated herein by reference.

              ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                   AND MANAGEMENT
          Information on Security Ownership of Certain Beneficial Owners and
     Management is contained on pages 2 through 4 of the Proxy Statement and is incorporated herein by reference.

               ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information on Certain Relationships and Related Transactions is contained on page 10 of the Proxy Statement and is incorporated herein by reference.
                                       PART IV

                 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                               AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules

          The financial statements incorporated by reference into this report and the financial statement schedules filed as part of this report are listed in the Index to Financial Statements and Schedules on page 12 hereof.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

     (c)  Exhibits
          The Exhibits listed in the accompanying "Index of Exhibits" on pages 20 through 21 hereof are filed as a part of this report.

     Management Contracts of Compensatory Plans and Arrangements

          Set forth below are the management contracts or compensatory plans and arrangements required to be filed as Exhibits to this report pursuant to
     Item 14(c) hereof including their location:

     Cadmus Executive Incentive Plan dated July 30, 1985 - Form 10-K for fiscal year ended June 30, 1985, Exhibit 10.1.

     Cadmus Supplemental Executive Retirement Plan as restated effective July 1, 1992 - Form 10-K for fiscal year ended June 30, 1992, Exhibit 10.2 filed on Form SE dated September 25, 1992.

     Cadmus 1984 Stock Option Plan - Form 10-K for the fiscal year ended June 30, 1985, Exhibit 10.3.

     Byrd 1983 Stock Option Plan - Registration Statement No. 2-90742, Exhibit 10.9.

     1992 Non-Employee Director Stock Compensation Plan - Form 10-K for fiscal year ended June 30, 1992, Exhibit 10.5 filed on Form SE dated September 25, 1992.

     Cadmus 1990 Long-Term Incentive Stock Plan as amended effective August 10, 1994 - Form 10-K for fiscal year ended June 30, 1994, Exhibit 10.6.

     Employee Retention Agreement dated as of September 1, 1991 between Cadmus Communications Corporation and Wallace Stettinius - Form 10-K for fiscal year ended June 30, 1991, Exhibit 10.8 filed on Form SE dated September 23, 1991.

     Employee Retention Agreement dated as of September 1, 1991 between Cadmus Communications Corporation and C. Stephenson Gillispie, Jr. - Form 10-K for fiscal year ended June 30, 1991, Exhibit 10.9 filed on Form SE dated September 23, 1991.

     Employee Retention Agreement dated as of September 1, 1991 between Cadmus Communications and David E. Bosher - Form 10-K for fiscal year ended June 30, 1991, Exhibit 10.10 filed on Form SE dated September 23, 1991.

     Employee Retention Agreement dated as of May 1, 1992 between Cadmus Communications and Bruce V. Thomas - Form 10-K for fiscal year ended June 30, 1992, Exhibit 10.11 filed on Form SE dated September 25, 1992.

     Employee Retention Agreement dated as of September 1, 1991 between Cadmus Communications Corporation and John H. Phillips - Form 10-K for fiscal year ended June 30, 1993, Exhibit 10.11.

     Employee Retention Agreement dated as of September 21, 1993 between Cadmus Communications Corporation and Michael Dinkins - Form 10-K for fiscal year ended June 30, 1994, Exhibit 10.12.

                                      Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of September, 1994.

                                        CADMUS COMMUNICATIONS CORPORATION


                                        /s/ C. Stephenson Gillispie, Jr.
                                        C. Stephenson Gillispie, Jr.
                                        President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities, as of the 27th day of September, 1994.

          Signature                                         Title
                                          President, Chief Executive Officer
    /s/  C. Stephenson Gillispie, Jr.     and Director (Principal Executive
      C. Stephenson Gillispie, Jr.        Officer)

      /s/  Michael Dinkins                Vice President and Chief
           Michael Dinkins                Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

     */s/ Robert I. Dalton, Jr.           Director
           Robert I. Dalton, Jr.

     */s/ Lee P. Dudley                   Director
           Lee P. Dudley

     */s/ Price H. Gwynn, III             Director
           Price H. Gwynn, III

     */s/ Frank G. Louthan, Jr.           Director
           Frank G. Louthan, Jr.

     */s/ John D. Munford, II             Director
           John D. Munford, II

     */s/ John C. Purnell, Jr.            Director
           John C. Purnell, Jr.

     */s/ Russell M. Robinson, II         Director
           Russell M. Robinson, II

     */s/ John W. Rosenblum               Director
           John W. Rosenblum

     */s/ Wallace Stettinius              Chariman of the Board and
          Wallace Stettinius              Director


     */s/ Bruce A. Walker                 Director
           Bruce A. Walker

     *By /s/ C. Stephenson Gillispie, Jr.
           C. Stephenson Gillispie, Jr.
                Attorney-in-fact

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

          The Consolidated Balance Sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 1994 and 1993, and the related Consolidated Statements of Income and Cash Flows for each of the three years in the period ended June 30, 1994, including the notes thereto, are included on pages 24 through 34 in the Registrant's Annual Report and are incorporated herein by reference. With the exception of the aforementioned information, and the information incorporated by reference in numbered Items 1, 5, 6, 7 and 8, no other data appearing in the Annual Report is deemed to be "filed" as part of this Form 10-K. The following additional financial data should be read in conjunction with these consolidated financial statements.


                                                                   Page

     Report of Independent Accountants . . . .                      13

     Financial Statement Schedules: *

       II - Amounts Receivable from Related Parties and
            Underwriters, Promoters, and Employees Other
            Than Related Parties . . . . . . .                      14

        V - Property, Plant and Equipment  . .                      15

       VI - Accumulated Depreciation and Amortization
             of Property, Plant and Equipment                       16

     VIII - Valuation and Qualifying Accounts                       17

       IX - Short-Term Borrowings  . . . . . .                      18

        X - Supplementary Income Statement Information .            19

     * All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

                          REPORT OF INDEPENDENT ACCOUNTANTS

     To the Shareholders and Board of Directors
     Cadmus Communications Corporation:

          We have audited the consolidated financial statements of Cadmus Communications Corporation and Subsidiaries as of June 30, 1994 and 1993, and for each of the three years in the period ended June 30, 1994, which financial statements are included on pages 24 through 34 of the 1994 Annual Report to Shareholders of Cadmus Communications Corporation and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 12 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadmus Communications Corporation and Subsidiaries as of June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

          As discussed in Notes 9 and 11 to the consolidated financial statements, effective as of the beginning of 1994, Cadmus changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 and its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.




                                           /s/   Coopers & Lybrand L.L.P.
                                              Coopers & Lybrand L.L.P.




     Richmond, Virginia
     August 2, 1994

                                                                     SCHEDULE II


                          CADMUS COMMUNICATIONS CORPORATION
         AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS,
                       AND EMPLOYEES OTHER THAN RELATED PARTIES
                                    (in thousands)

                                                                             Balance  at
                                                      Deductions            End of Period
                           Balance at
                           Beginning                    Amounts     Amounts                   Not
Name of Debtor             of Period      Additions    Collected   Written Off   Current    Current
June 30, 1992:

  Stephen L. Johnson and
  Patricia D. Johnson        $ ---          $ 483        $ ---       $ ---         $483       $ ---

 June 30, 1993:
   Stephen L. Johnson and
   Patricia D. Johnson        $ 483          $ ---        $ ---       $ ---         $483       $---

June 30, 1994:
   Stephen L. Johnson and
   Patricia D. Johnson (A)    $ 483          $ ---         $156        $ ---        $327       $---

   James D. Causey (B)        $ ---          $ 389         $327        $ 62         $---       $ ---

   John K. Hoey (C)           $ ---          $ 120         $---        $ ---        $120       $---


     (A) Principal and interest (accruing at a variable rate) are due in full on the earlier of June 30, 1994, or upon the sale of certain property serving as collateral for the loan.

     (B) Principal and interest (accruing at 2.00%) were paid in full or written off on June 30, 1994, upon the sale of the property serving as collateral for the loan.

     (C) Principal is due in full upon the sale of certain property serving as collateral for the loan.

                                                                      SCHEDULE V

                          CADMUS COMMUNICATIONS CORPORATION
                            PROPERTY, PLANT AND EQUIPMENT
                                    (in thousands)

                                 Balance at                                           Other Changes        Balance at
                                 Beginning           Additions                        Add (Deduct)-        End of
Classification                   of Period            at Cost       Retirements       Describe             Period
Year Ended June 30, 1992:
  Land                           $   2,788            $   --           $  --            $   --               $ 2,788
  Buildings and improvements        30,432              1,183             35                20 (A)            31,600
  Machinery, equipment and
       fixtures                     79,131             11,416 (B)      2,902               260 (A)            87,905
  Transportation equipment             227                 29             22                13 (A)               247

                                  $112,578            $12,628        $ 2,959            $  293              $122,540
 Year Ended June 30, 1993:
   Land                          $   2,788            $   --         $  --              $   (2)(C)          $  2,786
   Buildings and improvements       31,600                331              6                61 (C)            31,986
   Machinery, equipment and
     fixtures                       87,905             10,853 (B)      1,626            (3,025)(C)            94,107
   Transportation equipment            247                 19             19               (29)                  218

                                  $122,540            $11,203        $ 1,651           $(2,995)             $129,097

Year Ended June 30, 1994:
   Land                          $   2,786            $   --         $   228           $   513 (D)          $  3,071
   Buildings and improvements       31,986              1,090            704             2,124 (D)            34,496
   Machinery, equipment and
     fixtures                       94,107             10,642          2,544             7,940 (D)           110,145
   Transportation equipment            218                 10             50                --                   178

                                  $129,097            $11,742        $ 3,526           $10,577              $147,890

        Depreciation is computed principally by the straight line method. The range of lives used to compute depreciation follows:

    Buildings and improvements           5 to 40 years
    Machinery, equipment and fixtures    3 to 11 years
    Transportation equipment             3 to 4 years

   (A) Property, plant and equipment of Tuff Stuff acquired in April 1992.

   (B)     Includes addition of double-round press at Byrd.

   (C) Adjustments resulting from the formation of CFP, the acquisition of Marblehead and the sale of Washburn Distribution Services by CDMI.

   (D) Adjustments resulting from the acquisition of Cadmus Journal Services.

                                                                   SCHEDULE VI

                        CADMUS COMMUNICATIONS CORPORATION
                   ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                          PROPERTY, PLANT AND EQUIPMENT
                                  (in thousands)

                                     Balance at   Provision                Other Changes   Balance at
                                     Beginning   Charged to                Add (Deduct)-    End of
Classification                       of Period    Earnings   Retirements     Describe       Period
Year Ended June 30, 1992:
  Buildings and improvements          $ 6,800      $ 1,197     $     35     $   --        $  7,962
  Machinery, equipment and
    fixtures                           44,850        7,241        2,651         75 (A)      49,515
  Transportation equipment                185           25           23          4 (A)         191

                                      $51,835      $ 8,463      $ 2,709    $    79         $57,668

Year Ended June 30, 1993:
  Buildings and improvements          $ 7,962      $ 1,360     $      1    $   (40) (B)    $ 9,281
  Machinery, equipment and
   fixtures                            49,515        7,569        1,465     (1,964) (B)     53,655
  Transportation equipment                191           29           12        (30) (B)        178

                                      $57,668      $ 8,958      $ 1,478    $(2,034)        $63,114

Year Ended June 30, 1994:
  Buildings and improvements          $ 9,281      $ 1,387      $   266     $  --          $10,402
  Machinery, equipment and
    fixtures                           53,655        9,226        2,615        --           60,266
  Transportation equipment                178           22           50       150

                                      $63,114      $10,635       $ 2,931     $  --         $70,818

   (A) Accumulated depreciation of property, plant and equipment of Tuff Stuff, acquired in 1992.

   (B) Adjustments resulting from the formation of CFP, the acquisition of Marblehead and the sale of Washburn Distribution Services by CDMI.

                                                                 SCHEDULE VIII


                        CADMUS COMMUNICATIONS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                  (in thousands)

                                                     Additions
 Reserves and Allowances       Charged to                    Charged
 Deducted from Asset           Balance at      Costs and     to Other                        Balance
 Accounts:  Allowance          Beginning         Other       Accounts-     Deductions-      at End of
 for Doubtful Accounts         of Period       Expenses      Describe       Describe         Period

Years Ended:
  June 30, 1992                $1,736          $1,243        $ 622(B)       $ 1,703(A)  $1,898
  June 30, 1993                $1,898          $  275        $  59(C)       $   320(A)  $1,912
  June 30, 1994                $1,912          $  535        $ 225(D)       $ 1,158(A)  $1,514

 (A)  Uncollectible accounts charged off, net of recoveries.

 (B)  Allowance for doubtful accounts of Tuff Stuff acquired in April 1992.

 (C)  Allowance for doubtful accounts of Marblehead acquired in December
   1993.

 (D) Adjustments resulting from acquisition of Cadmus Journal Services in November 1993.

                                                                   SCHEDULE IX


                        CADMUS COMMUNICATIONS CORPORATION
                              SHORT-TERM BORROWINGS
                                  (in thousands)

                                                   Weighted            Maximum         Average       Weighted
                                                    Average            Amount           Amount        Average
Category of Aggregate           Balance            Interest          Outstanding      Outstanding     Interest
   Short-Term                  at End of          Rate at End         During the      During the     Rate During
   Borrowings                   Period            of Period             Period        Period(A)      Period(B)
Year Ended June 30, 1992:
  Banks                        $ 1,000               4.7%               $ 2,692        $1,046           6%

Year Ended June 30, 1993:
  Banks                        $ 4,000               3.8%               $ 4,438        $2,784           4%

Year Ended June 30, 1994:
  Banks                        $    --                --%               $ 4,373        $1,750           3%


   (A) The average amount outstanding during the period was computed by dividing the sum of the amounts outstanding at the end of every month in the period by the number of months in the period.

   (B) The weighted average interest rate during the period was computed by dividing actual interest expense in each period by the average short-term borrowings in such period.

                                                                    SCHEDULE X


                        CADMUS COMMUNICATIONS CORPORATION
                    SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                  (in thousands)


                                                    Charged to
                                                 Costs and Expenses

 Item                                       1992       1993      1994

 Maintenance and repairs                   $2,887     $3,460    $4,436
 Depreciation and amortization of
  intangible assets, pre-operating
  costs and similar deferrals                *          *           *
 Taxes, other than payroll and
  income taxes                               *          *           *
 Royalties                                   *          *           *
 Advertising costs                           *          *           *

  * Less than 1% of total sales.

                                INDEX OF EXHIBITS

    3.1 Restated Articles of Incorporation of Cadmus Communications Corporation, as amended, incorporated herein by reference to
           Exhibit 3.1 included in Cadmus' Annual Report on Form 10-K for the year ended June 30, 1993.

    3.2 Bylaws of Cadmus Communications Corporation, as amended, filed herewith.

    4.1 Cadmus agrees to furnish to the Commission upon request any instrument with respect to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Cadmus' total consolidated assets.

    4.2 Note Agreement dated as of June 15, 1988 providing for the issuance of Cadmus' $20,000,000 9.76% Senior Notes due June 30, 2000, incorporated herein by reference to Form SE dated September 27, 1988.

    4.3 Note Purchase Agreement dated as of December 15, 1993 providing for the issuance of Cadmus' $40,000,000 6.74% guaranteed senior notes due 2003, filed herewith.

   10.1 Cadmus Executive Incentive Plan dated July 30, 1985, incorporated herein by reference to Exhibit 10.1 included in Cadmus' Annual Report on Form 10-K for the fiscal year ended June 30, 1985 (Commission File No. 0-12954).

   10.2    Cadmus   Supplemental   Executive   Retirement  Plan   as  restated
           effective July 1, 1992 incorporated herein by reference to Form SE dated September 25, 1992.

   10.3    Cadmus 1984 Stock Option Plan,  incorporated herein by reference to
           Exhibit 10.3 included in Cadmus' Annual Report on Form 10-K for the fiscal year ended June 30, 1985 (Commission File No. 0-12954).

   10.4    Byrd 1983  Stock Option Plan, incorporated  herein by  reference to
           Exhibit 10.9 to Cadmus' Registration Statement on Form S-14 (Registration No. 2-90742).

   10.5 1992 Non-Employee Director Stock Compensation Plan, incorporated herein by reference to Form SE dated September 25, 1992.

   10.6 Cadmus 1990 Long-Term Stock Incentive Plan, as amended effective August 10, 1994, filed herewith.

   10.7    Employee Retention Agreement dated as of September  1, 1991 between
           Cadmus   Communications   Corporation   and   Wallace   Stettinius,
           incorporated by reference to Form SE dated September 23, 1991.

   10.8    Employee Retention Agreement dated as  of September 1, 1991 between

           Cadmus Communications  Corporation  and  C.  Stephenson  Gillispie,
           Jr., incorporated  by reference  to Form  SE   dated September  23,
           1991.

   10.9 Employee Retention Agreement dated as of September 1, 1991 between Cadmus Communications Corporation and David E. Bosher, incorporated herein by reference to Form SE dated September 23, 1991.

   10.10 Employee Retention Agreement dated as of May 1, 1992 between Cadmus Communications Corporation and Bruce V. Thomas, incorporated herein by reference to Form SE dated September 25, 1992.

   10.11 Employee Retention Agreement dated as of September 1, 1991 between Cadmus Communications Corporation and John H. Phillips, incorporated herein by reference to Exhibit 10.12 included in Cadmus Annual Report on Form 10-K for the year ended June 30, 1993.

   10.12 Employee Retention Agreement dated as of September 21, 1993 between Cadmus Communications Corporation and Michael Dinkins, filed herewith.

   11. Statement Regarding Computation of Net Income Per Share, filed herewith.

   13. Portions of the Annual Report to Shareholders for Fiscal Year Ended June 30, 1994 which are incorporated by reference in this Report on Form 10-K, filed herewith.

   22.     Subsidiaries of the Registrant, filed herewith.

   23.     Consent of Coopers & Lybrand L.L.P., filed herewith.

   24.     Powers of Attorney, filed herewith.

   27.     Financial Data Schedules, filed herewith.