Form 10-K/A
period 1994-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1994-09-29
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           Form 10-K/A

(Mark One)

    (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended June 30, 1994

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


                6620 West Broad Street, Suite 500
                     Richmond, Virginia 23230
   (Address of principal executive offices, including zip code)
                           ____________

    Registrant's telephone number, including area code:  (804)287-5680

                              PART I
                        ITEM 1.  BUSINESS

                           Introduction
     Cadmus Communications Corporation ("the Company" or "Cadmus") is a graphic communications company which, through its subsidiaries, provides printing, marketing, and publishing services. The Company is a Virginia corporation headquartered at 6620 West Broad Street, Suite 500, Richmond, Virginia 23230.
     Cadmus was formed in 1984 when The William Byrd Press, Incorporated ("Byrd"), a leading regional publications printer, combined its operations with Washburn Graphics, Inc. ("Washburn"), a vertically integrated graphic arts firm. Byrd, in operation since 1904, is based in Richmond, Virginia and Washburn, in operation since 1902, is based in Charlotte, North Carolina.
     Since its inception in 1984, Cadmus has grown primarily through acquisitions of companies which either complement or expand the capabilities the Company offers its customers. On June 30, 1986, Cadmus acquired American Graphics, Inc. ("American"), a full-service graphic arts firm specializing in promotional printing and the production of point-of-sale advertising materials which is based in Atlanta, Georgia. Cadmus Direct Marketing, Inc. ("CDMI"), formerly Washburn Direct
Marketing, Inc., was incorporated on January 1, 1990, having previously operated as a division of Washburn. CDMI provides direct marketing and database management services.
     During fiscal year 1988, Cadmus acquired three additional companies: Three Score, Inc. ("3 Score"), an Atlanta, Georgia
company engaged in retail and other direct mail catalog production services; Garamond/Pridemark Press, Inc. ("Garamond"), located in Baltimore, Maryland; and Vaughan Printers, Incorporated ("Vaughan"), located in Orlando, Florida. Both Garamond and Vaughan are smaller commercial printing companies specializing in products similar to those at Washburn.
     In fiscal year 1992, the Company acquired Tuff Stuff Publications, Inc. ("Tuff Stuff") a Richmond, Virginia based publisher of pricing guide magazines for various trading card collectors and other related products. During fiscal year 1993, the Company completed a joint venture arrangement with The Lanman Companies, Inc. ("Lanman") whereby the operations of Vaughan were combined with those of Central Florida Press, a division of Lanman. This new company, Central Florida Press, L.C. ("CFP"), located in Orlando, Florida, has both sheetfed and half-web print capabilities. Also during the year, the Company acquired Marblehead Communications, Inc. ("Marblehead"), based in Boston, Massachusetts, which is a contract/custom publisher that produces magazines and newsletters.
   During fiscal year 1994, the Company acquired the net assets of Waverly Press from Waverly, Inc. Waverly Press is a Maryland-based premier printer of scientific, scholarly and medical journals and now operates under the name Cadmus Journal Services, Inc ("Cadmus Journal Services").

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

                            Publishing

     Publishing services account for approximately 7.5% of Cadmus revenues. There are two major types of published products:

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

                            Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of September, 1994.

                                   CADMUS COMMUNICATIONS CORPORATION

                                   /s/  C. Stephenson  Gillispie, Jr.
                                   C. Stephenson Gillispie, Jr.
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities, as of the 29th day of September, 1994.

       Signature                                           Title
 /s/  C. Stephenson Gillispie, Jr.           President, Chief Executive Officer and Director
      C. Stephenson Gillispie, Jr.           (Principal Executive Officer)

 /s/  Michael Dinkins                        Vice President and Chief Financial Officer
      Michael Dinkins                        (Principal Financial and Accounting Officer)

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

*/s/ John D. Munford, II                     Director
     John D. Munford, II

*/s/ John C. Purnell, Jr.                    Director
      John C. Purnell, Jr.

*/s/ Russell M. Robinson, II                 Director
     Russell M. Robinson, II

*/s/ John W. Rosenblum                       Director
     John W. Rosenblum

*/s/ Wallace Stettinius                      Chariman of the Board and Director
     Wallace Stettinius

*/s/ Bruce A. Walker                         Director
     Bruce A. Walker

*By /s/ C. Stephenson Gillispie, Jr.
      C. Stephenson Gillispie, Jr.
      Attorney-in-fact



