Form 10-Q
period 1994-09-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1994-11-09
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549
                                       ____________

                                         Form 10-Q
                                       ____________
(Mark One)

    (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994

            Class                             Outstanding at October 31, 1994
Common Stock, $.50 Par Value                              6,008,297

                    CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES




                                           Index

                                                                  Page Number


Part I.     Financial Information


      Item 1.  Financial Statements

               Consolidated Balance Sheets--                            3
               September 30, 1994 and June 30, 1994

               Consolidated Statements of Income--                      4
               Three Months Ended September 30, 1994 and 1993

               Consolidated Statements of Cash Flows--                  5
               Three Months Ended September 30, 1994 and 1993

               Notes to Consolidated Financial Statements               6


      Item 2.  Management's Discussion and Analysis of Financial        8
               Condition and Results of Operations



Part II.     Other Information


      Item 6.  Exhibits and Reports on Form 8-K                        11

                    CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           (In thousands except per share data)



                                                 September 30,       June 30,
                                                      1994             1994
                                                  (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                       $  2,262           $  3,855
  Accounts receivable                               44,039             44,747
  Inventories                                       13,670             11,219
  Deferred income taxes                              1,227              1,227
  Prepaid expenses and other                         1,423                889

      Total current assets                          62,621             61,937

Property, plant and equipment (net of
  accumulated depreciation of $72,002
  at September 30, 1994 and $70,818 at
  June 30, 1994)                                    75,291             77,072

Investment in unconsolidated joint venture           6,894              6,831

Other assets                                         6,702              6,672

Goodwill and intangibles, net                        8,116              7,617

      Total Assets                                $159,624           $160,129


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt            $  2,317              2,318
  Accounts payable                                  18,950             17,312
  Accrued expenses
    Compensation                                     6,689             10,612
    Restructuring charge                             1,435              1,900
    Other                                            7,109              6,439
  Income taxes                                         602

      Total current liabilities                     37,102             38,581

Long-term debt                                      56,103             56,122

Other long-term liabilities                          7,707              7,575

Deferred income taxes                                2,922              2,922

Shareholders' equity:
  Common stock ($.50 par value; authorized-16,000
     shares; issued and outstanding-6,003 shares)    3,000              2,992
  Capital in excess of par value                    11,973             11,796
  Retained earnings                                 40,817             40,141

      Total shareholders' equity                    55,790             54,929

      Total Liabilities and Shareholders' Equity  $159,624           $160,129




See notes to consolidated financial statements.

                    CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                           (In thousands, except per share data)
(Unaudited)



                                                      Three Months Ended
                                                          September 30,

                                                       1994         1993

Net sales                                            $60,383      $49,126

Operating expenses
   Cost of sales                                      46,631       36,717
   Selling and administrative                         10,997       10,028

Operating income                                       2,755        2,381

Interest and other (income) expenses
   Interest                                            1,267          961
   Other (income) expenses                              (119)          26

Income before income taxes                             1,607        1,394

Income taxes                                             633          558

Income before cumulative effect
   of changes in accounting
   principles                                            974          836

Cumulative effect of changes in
   accounting for:
   Postretirement benefits (net of
     income tax benefit of $355)                                     (532)
   Income taxes                                                       933

Net income                                           $   974      $ 1,237


Earnings per share:

   Income before cumulative effect
    of changes in accounting
    principles                                       $   .16      $   .14

   Cumulative effect of changes in
    accounting for postretirement
    benefits and income taxes                                         .07

   Net income                                        $   .16      $   .21


Average common shares outstanding                      6,190        5,976


Cash dividends per common share                      $   .05      $   .05





See notes to consolidated financial statements.

                    CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)


                                                      Three Months Ended
                                                         September 30,

                                                        1994         1993
Operating Activities
   Net income                                        $   974      $ 1,237
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Cumulative effect of changes in
        accounting for:
          Postretirement benefits                                     532
          Income taxes                                               (933)
      Depreciation and amortization                    3,050        2,581
      Deferred income taxes                                           355
      Equity in earnings of joint venture               (180)        (221)
      Other, net                                          95          263

                                                       3,939        3,814
   Changes in operating assets and liabilities,
      excluding effects of acquisitions:
      Accounts receivable                                747          510
      Inventories                                     (2,451)        (503)
      Accounts payable, accrued expenses
          and income taxes                            (1,487)      (1,536)
      Other, net                                        (561)        (106)

                                                      (3,752)      (1,635)

    Net cash used in operating activities                187        2,179

Investing Activities
   Purchases of property, plant and equipment         (3,719)      (4,049)
   Proceeds from sale of property                      2,811
   Cash paid for acquisitions                           (720)
   Other                                                 (17)        (252)

   Net cash used in investing activities              (1,645)      (4,301)

Financing Activities
   Net borrowings under bank lines of credit           2,530
   Repayment of long-term debt                           (20)         (15)
   Proceeds from exercise of stock options               185
   Dividends paid                                       (300)        (297)

    Net cash provided by (used in)
         financing activities                           (135)       2,218

Increase (decrease) in cash and cash equivalents      (1,593)          96

Cash and cash equivalents at beginning
  of period                                            3,855        2,206

Cash and cash equivalents at end of period            $2,262       $2,302



See notes to consolidated financial statements.

                    CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      September 30, 1994

1. The interim financial statements are unaudited. In the opinion of management, they reflect all adjustments (which consist only of those of a normal recurring nature) necessary for a fair presentation of results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended June 30, 1994. Certain previously reported amounts have been reclassified to the 1995 presentations.

2. Net income per common share is computed based upon the weighted average number of shares outstanding during the periods presented. Shares under stock options are treated as common stock equivalents for purposes of computing primary and fully diluted net income per share.

3. Inventories are valued at the lower of cost or market, principally using the last-in, first-out (LIFO) method (71.8% as of September 30, 1994 and 72.6% as of June 30, 1994). The first-in, first-out (FIFO) method is used to value the remaining inventories. The components of inventories were as follows (in thousands):

                                                   September 30,      June 30,
                                                       1994             1994

      Raw materials and supplies                    $ 4,343           $ 3,997
      Work in process:
        Materials                                     2,833             2,219
        Other manufacturing costs                     4,872             3,623
      Finished goods                                  1,622             1,380
                                                    $13,670           $11,219

4. During the first quarter of fiscal year 1995, the Company purchased the remaining twenty percent equity interest in Tuff Stuff under a repurchase agreement for approximately $0.6 million to bring the Company's equity interest in Tuff Stuff to one hundred percent. The Company purchased the initial eighty percent equity interest in April 1992 at which time the acquisition was accounted for using the purchase method. Accordingly, the assets and liabilities were recorded at their estimated fair value with the excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill which is being amortized on the straight-line basis over twenty years. The additional $0.6 million equity interest was recorded first as a reduction of the existing minority interest ownership and then as an addition to the excess of the purchase price over the estimated fair value of the net assets acquired and will be amortized on a straight-line basis over the remaining life of the original goodwill (approximately seventeen years).

5. On September 29, 1994, the Company sold the land, building and building improvements ("property") of 3 Score in Tucker, Georgia for $2.9 million (which approximated net book value) under an agreement for the sale and leaseback of the property. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

      The Company has lease renewal options after the initial fifteen year lease term at projected future fair market values under the agreements. Total future minimum lease payments over the next five years are $320,900 for each of the next four years and $327,300 in the fifth year.

6. In the fourth quarter of fiscal 1994, the Company recorded a restructuring charge of $1.9 million. This charge resulted from reductions in its work force related to the decision to close its Springfield, Virginia facility and to consolidate its composition and pre-press facilities in Richmond and Baltimore. These actions are expected to be completed by June 30, 1995. The Company recorded a pre-tax charge of $1.6 million related to employee termination benefits with the remaining charges related to equipment write-offs and miscellaneous other direct costs associated with the discontinuation of the operations and other exit costs. Actual expenses incurred and charged against the reserve in the first quarter of fiscal 1995 were $0.5 million.

7. The Company periodically enters into interest rate swap agreements to moderate its exposure to interest rate changes and to lower the overall cost of borrowing. Subsequent to September 30, 1994, the Company entered into two interest rate swap agreements with two banks to convert debt with an aggregate notional value of $8.7 million from floating rate to fixed rate debt. These swaps have a term of four years. Under the terms of this agreement, the Company makes payments at a fixed interest rate of 8.061% and will receive payments based on six-month LIBOR in arrears. The net interest paid or received will be included in interest expense. These swaps are hedged against the $35.0 million fixed to floating rate swap. (See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report).

                    CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales in the first quarter of fiscal 1995 increased 22.9% to $60.4 million compared to $49.1 million for the same period last year. Excluding the effect of the acquisition of Cadmus Journal Services sales rose 1.4%. Operating income rose 15.7% to $2.8 million in 1995 from $2.4 million in 1994. Net income was $1.0 million, or $.16 per share, in 1995, which represents an increase of 16.5% over income before cumulative effect of changes in accounting principles of $0.8 million, or $.14 per share, in fiscal 1994. Net income was $1.2 million, or $.21 per share, in fiscal 1994, which included a net after-tax credit of $0.4 million, or $.07 per share, related to the adoption of two new accounting standards.

The following table presents the major components from the Consolidated Statements of Income as a percent of sales for the three months ended September 30, 1994 and 1993:

                                               Three Months Ended
                                                  September 30,

                                                1994         1993

       Net sales                               100.0%       100.0%
       Cost of sales                            77.2         74.7
          Gross profit                          22.8         25.3
       Selling and administrative expenses      18.2         20.4
          Operating income                       4.6          4.9
       Interest expense                          2.1          2.0
       Other (income) expenses                  (0.2)         0.1
          Income before income taxes             2.7          2.8
       Income taxes                              1.1          1.1
       Income before cumulative effect of
          changes in accounting principles       1.6          1.7
       Cumulative effect of changes in
          accounting principles                               0.8
       Net income                                1.6%         2.5%


Sales
The Company groups sales into three business groups: printing, marketing and publishing. The table below displays net sales for each of these groups expressed as a percent of total sales:

                                               Three Months Ended
                                                  September 30,

                                                1994         1993

       Printing                                 74.4%        71.4%
       Marketing                                17.4         19.5
       Publishing                                8.2          9.1
                                               100.0%       100.0%


Sales increased in each business group for the first quarter of fiscal 1995 compared to the same period of fiscal 1994 as follows: printing 28.2% increase; marketing 9.9% increase; and publishing 10.0% increase.

Printing Sales
The growth in printing sales was attributable to increased research journals sales (122.3% increase), continued gains in sales of specialty packaging (19.0% increase) and strong promotional materials sales (8.7% increase). Adjusted for the acquisition of Cadmus Journal Services, research journal sales increased by 12.8% due to the integration of the research journal sales forces into one coalition under the auspices of Cadmus Journal Services. Specialty packaging sales continued to grow at a steady rate driven equally by increased volume and improved pricing. After an overall down year in fiscal year 1994, sales of promotional materials posted a notable increase in the first quarter of 1995 due entirely to expanded volume.

These increases in printing sales were partially offset by lower specialty publications and financial printing sales. The continued decline in sales of specialty publications was due to the loss of several large customers in fiscal 1994 which have taken longer than anticipated to replace. However, a new state-of-the-art color pre-press system has been put in place which increases our ability to attract customers through expanded production capabilities. This combined with the fact that a number of new publications have been introduced should result in improved revenues for the second half of fiscal 1995. Declines persist in the financial printing product lines as interest rate increases have slowed down both debt and equity issuances. Adjusted for the acquisition of Cadmus Journal Services, overall printing sales were flat for the first quarter.

Marketing Sales
The increase in marketing revenues was driven primarily by 16.0% growth in point-of-sale revenues and a 4.0% increase in direct marketing sales. Point-of-sale revenue increases are a result of our new product development and the installation of ultraviolet drying equipment which enables us to achieve high quality printing on plastics. In addition, the success of both the "Kids Link" programs and Cadmus Sports Marketing efforts produced combined sales of $0.4 million.

These increases in marketing revenues were partially offset by a 6.7% decline in catalog production services sales. Although catalog sales are down slightly, overall activity has improved and profitability in this product line is up due to a shift in the sales mix from high fashion to hard-line catalogs. Prior year catalogs sales are somewhat inflated by high fashion model expenses.

The continuation of the trends mentioned above through aggressive sales efforts, combined with the acquisition of Cadmus Interactive during the first quarter, should result in sustained growth in marketing sales.

Publishing Sales
Publishing sales increased due to both new product circulation and to market share expansion. New product circulation involved the introduction of Collect!, a magazine serving the non-sports collectibles market, and Mid-Atlantic Soccer, a regional magazine focused on promoting youth soccer, in fiscal 1994. Market share expansion was achieved through extensive telemarketing efforts at Tuff Stuff despite the overall decline in interest by sports cards collectors because of the baseball strike. The trend of growth in publishing sales is expected to continue.

Costs and Other Expenses
Cost of sales for the first quarter of fiscal 1995 was 77.2% of sales compared to 74.7% for the same period last year. However, selling and administrative expenses decreased for the first quarter of fiscal 1995 to 18.2% of sales compared to 20.4% of sales in fiscal 1994. The increase in the cost of sales and the decrease in the selling and administrative expenses as a percent of sales are both a result of a change in the sales mix due to the addition of Cadmus Journal Services, which has a relatively higher cost of sales and a lower general and administrative expense ratio. Excluding the effects of Cadmus Journal Services, cost of sales were 74.8% of sales and general and administrative expenses were 19.9% of sales for the first quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities declined from $2.2 million for fiscal year 1994 to $0.1 million for fiscal year 1995 primarily a result of $2.0 million in increased inventory levels. This increase in inventory levels is expected to be temporary as it relates to both increased levels resulting from pricing pressures which tightened the paper market and forced the Company to carry safety stock, and work in process which typically turns around within a quarter. In addition, prepaids were up $0.4 million over June 30, 1994 as a result of payments associated with the contract with National Football League Properties, Inc. ("NFLP"). These uses of cash were slightly offset by a $0.3 million increase in the reduction in receivables over the prior fiscal quarter primarily due to seasonal fluctuations in sales.

Capital investment in property, plant and equipment totaled $3.7 million during the first three months of fiscal 1995. Significant projects included in this amount were the completion of the installation of text and graphics composition software to integrate research journals in Richmond and Baltimore/Easton for approximately $0.5 million, purchase of approximately $0.5 million in new Scitex color pre-press equipment, the roof replacement at Byrd for approximately $0.5 million, and the $0.9 million for the build out of leasehold improvements at Airport Square for CJS. For fiscal 1995, the Company projects that capital spending will total approximately $14.3 million.

Total debt at September 30, 1994 was $58.4 million, representing no change from June 30, 1994. The Company's debt-to-capital ratio at September 30, 1994 was 51.2% compared to 51.5% at June 30, 1994. There were no outstanding borrowings under the Company's $25 million revolving credit lines at September 30, 1994.

Subsequent to September 30, 1994, the Company entered into two interest rate swap agreements with two banks to convert debt with an aggregate notional value of $8.7 million from floating rate to fixed rate debt. These swaps agreements have a term of four years and were initiated to moderate the Company's exposure to interest rate changes and to lower the overall cost of borrowing. Under the terms of this agreement, the Company makes payments at a fixed interest rate of 8.061% and will receive payments based on six-month LIBOR in arrears. The net interest paid or received will be included in interest expense. These swaps are hedged against the $35.0 million fixed to floating rate swap. See Note 7 of the Notes to Consolidated Financial Statements for additional information on these transactions.


RESTRUCTURING CHARGE

In the fourth quarter of fiscal 1994, the Company announced a plan to restructure its research journal and specialty magazine divisions, resulting in a pre-tax charge of $1.9 million. This charge resulted from reductions in its work force related to the decision to close its Springfield, Virginia facility, and to consolidate its composition and pre-press facilities in Richmond and Baltimore. These actions are expected to be completed by June 30, 1995. The Company expects to achieve pre-tax cost savings in the second half of fiscal 1995 of approximately $1.5 million, with a full-year impact of annual cost savings increasing to $3.2 million in fiscal 1996. Following is a schedule of the costs included in and the amounts charged against the restructuring reserve to date:
                                               Original     First Quarter
           Description                          Charge         Amounts
       Employee separation                     $ 1,630         $ 354
       Equipment write-downs                        75            21
       Other direct costs                          195            90
           Total                               $ 1,900         $ 465

The employee separation costs relate to termination benefits and anticipated layoffs of approximately 96 employees: 20% management and 80% production. As of September 30, 1994, 48 employees have left the Company as a result of this plan. The remaining 48 employees will leave the Company by the end of January 1995.

Cash expenditures under this plan are expected to be $1.0 million in the second quarter with the remaining expenditures to occur in the second half of fiscal 1995.

                                PART II.  OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

   a.  Exhibits:                                    Description

        Exhibit 11                       Statement Regarding Computation of
                                         Net Income per Share


   b.  Reports on Form 8-K:

       On August 23, 1994, Cadmus Communications Corporation filed a Form 8-K to report a change in certifying accountants from Coopers & Lybrand L.L.P. to Arthur Andersen LLP.

       On September 20, 1994, Cadmus Communications Corporation filed a Form 8-K/A, Amendment No. 1 to Form 8-K dated August 23, 1994 to report the dismissal of Coopers & Lybrand L.L.P. as the Company's certifying accountant as a result of the appointment of Arthur Andersen LLP.

                                        SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        CADMUS COMMUNICATIONS CORPORATION


Date:   November 9, 1994
                                     /s/ C. Stephenson Gillispie, Jr.
                                     C. Stephenson Gillispie, Jr.
                                     President and Chief Executive Officer



Date:   November 9, 1994

                                     /s/ Michael Dinkins
                                     Michael Dinkins
                                     Vice President and Chief Financial Officer

Securities Exchange Commission

450 5th Street, N.W.

Washington, D. C.  20549