Form 10-Q
period 1994-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 1995-02-10
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ____________

                                   Form 10-Q
                                 ____________
(Mark One)

    (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended December 31, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1995

          Class                  Outstanding at January 31, 1995
Common Stock, $.50 Par Value                 6,012,775


         CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES




                                       Index

                                                                        Page Number

Part I.     Financial Information


      Item 1.  Financial Statements

               Consolidated Balance Sheets --                                  3
               December 31, 1994 and June 30, 1994

               Consolidated Statements of Income --                            4
               Three and Six-Month Periods Ended
               December 31, 1994 and 1993

               Consolidated Statements of Cash Flows --                        5
               Six Months Ended December 31, 1994 and 1993

               Notes to Consolidated Financial Statements                      6


      Item 2.  Management's Discussion and Analysis of Financial               8
               Condition and Results of Operations



Part II.     Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders            11

      Item 6.  Exhibits and Reports on Form 8-K                               12

                   CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                         (In thousands except per share data)


                                                     December 31,        June 30,
                                                         1994              1994
                                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                           $  1,695           $  3,855
  Accounts receivable                                   45,182             44,747
  Inventories                                           13,984             11,219
  Deferred income taxes                                  1,227              1,227
  Prepaid expenses and other                             1,005                889

      Total current assets                              63,093             61,937

Property, plant and equipment (net of
  accumulated depreciation of $74,271
  at December 31, 1994 and $70,818 at
  June 30, 1994)                                        78,645             77,072

Investment in unconsolidated joint venture               6,977              6,831

Other assets                                             6,266              6,672

Goodwill and intangibles, net                            8,036              7,617

      Total Assets                                    $163,017           $160,129


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                               $    395
  Current maturities of long-term debt                   3,460           $  2,318
  Accounts payable                                      18,544             17,312
  Accrued expenses
    Compensation                                         7,611             10,612
    Restructuring charge                                 1,203              1,900
    Other                                                7,285              6,439
  Income taxes                                             897

      Total current liabilities                         39,395             38,581

Long-term debt                                          55,115             56,122

Other long-term liabilities                              8,241              7,575

Deferred income taxes                                    2,927              2,922

Shareholders' equity:
  Common stock ($.50 par value; authorized-16,000
     shares; issued and outstanding shares-6,011 at
     December 31, 1994 and 5,984 at June 30, 1994)       3,004              2,992
  Capital in excess of par value                        12,036             11,796
  Retained earnings                                     42,299             40,141

      Total shareholders' equity                        57,339             54,929

      Total Liabilities and Shareholders' Equity      $163,017           $160,129



See notes to consolidated financial statements.


                  CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except per share data)
                                 (Unaudited)

                                         Three Months Ended         Six Months Ended
                                            December 31,              December 31,
                                          1994         1993         1994        1993
Net sales                               $67,237      $61,448      $127,620    $110,574

Operating expenses
  Cost of sales                          50,444       45,973        97,075      82,690
  Selling and administrative             12,555       11,809        23,552      21,837

Operating income                          4,238        3,666         6,993       6,047

Interest and other (income) expenses
  Interest                                1,473        1,020         2,740       1,981
  Other (income) expenses                  (179)         119          (298)        145

Income before income taxes                2,944        2,527         4,551       3,921

Income taxes                              1,160        1,017         1,793       1,575

Income before cumulative effect
  of changes in accounting
  principles                              1,784        1,510         2,758       2,346

Cumulative effect of changes in
  accounting for:
   Postretirement benefits (net of
     income tax benefit of $355)                                                  (532)
   Income taxes                                                                    933

Net income                              $ 1,784      $ 1,510      $  2,758     $ 2,747


Earnings per share:

  Income before cumulative effect
   of changes in accounting
   principles                           $   .29      $   .25      $    .45    $   .39

  Cumulative effect of changes in
   accounting for postretirement
   benefits and income taxes                                                      .07

  Net income                            $   .29      $   .25      $    .45    $   .46

Average number of common shares
  outstanding                             6,195        6,058         6,191      6,011


Cash dividends per common share         $   .05      $   .05      $    .10    $   .10




See notes to consolidated financial statements.


                  CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                      (Unaudited)


                                                       Six Months Ended
                                                         December 31,

                                                        1994         1993
Operating Activities
   Net income                                        $ 2,758      $ 2,747
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Cumulative effect of changes in
        accounting for:
          Postretirement benefits                                     532
          Income taxes                                               (933)
      Depreciation and amortization                    5,989        5,510
      Equity in earnings of joint venture               (413)        (315)
      Other, net                                         678          569

                                                       9,012        8,110
   Changes in operating assets and liabilities,
      excluding effects of acquisitions:
      Accounts receivable                               (396)      (1,617)
      Inventories                                     (2,765)         723
      Accounts payable, accrued expenses
          and income taxes                              (732)       2,393
      Other, net                                        (187)         (79)

                                                      (4,080)       1,420

    Net cash provided by operating activities          4,932        9,530

Investing Activities
   Purchases of property, plant and equipment         (9,732)      (7,031)
   Proceeds from sale of property                      2,811
   Cash paid for businesses acquired                    (902)     (15,604)
   Cash paid to escrow for business acquired                       (1,000)
   Other, net                                            547         (401)

    Net cash used in investing activities             (7,276)     (24,036)

Financing Activities
   Net short-term borrowings (repayments)                566      (17,500)
   New long-term debt                                              40,000
   Repayment of long-term debt                           (34)      (4,399)
   Proceeds from exercise of stock options               252           80
   Other                                                             (225)
   Dividends paid                                       (600)        (596)

    Net cash provided by financing activities            184       17,360

Increase (decrease) in cash and cash equivalents      (2,160)       2,854

Cash and cash equivalents at beginning
  of period                                            3,855        2,206

Cash and cash equivalents at end of period           $ 1,695      $ 5,060



See notes to consolidated financial statements.

                  CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    December 31, 1994

1. The interim financial statements are unaudited. In the opinion of management, they reflect all adjustments (which consist only of those of a normal recurring nature) necessary for a fair presentation of results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended June 30, 1994. Certain previously reported amounts have been reclassified to conform with the 1995 presentations.

2. Net income per common share is computed based upon the weighted average number of shares outstanding during the periods presented. Shares under stock options are treated as common stock equivalents for purposes of computing primary and fully diluted net income per share.

3. Inventories are valued at the lower of cost or market, principally using the last-in, first-out (LIFO) method (73.3% as of December 31, 1994 and 72.6% as of June 30, 1994). The first-in, first-out (FIFO) method is used to value the remaining inventories. The components of inventories were as follows (in thousands):

                                                 December 31,        June 30,
                                                     1994              1994

     Raw materials and supplies                    $ 5,080           $ 3,997
     Work in process:
       Materials                                     2,221             2,219
       Other manufacturing costs                     5,076             3,623
     Finished goods                                  1,607             1,380

                                                   $13,984           $11,219


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

6. In the fourth quarter of fiscal 1994, the Company recorded a restructuring charge of $1.9 million. This charge resulted from reductions in its work force related to the decision to close its Springfield, Virginia facility and to consolidate its composition and pre-press facilities in Richmond, Virginia and Baltimore, Maryland. These actions are expected to be completed by June 30, 1995. The Company recorded a pre-tax charge of $1.6 million related to employee termination benefits with the remaining charges related to equipment write-offs and miscellaneous other direct costs associated with the discontinuation of the operations and other exit costs. Actual amounts charged against the reserve in the three and six-month periods ended December 31, 1994 were $0.2 million and $0.7 million, respectively.

7. The Company periodically enters into interest rate swap agreements to moderate its exposure to interest rate changes and to lower the overall cost of borrowing. On October 3, 1994, the Company entered into two interest rate swap agreements with two banks to convert debt with an aggregate notional value of $8.7 million from floating- rate to fixed-rate debt. These swaps have a term of four years. Under the terms of these agreements, the Company makes payments at a fixed interest rate of 8.061% and will receive payments based on six-month LIBOR in arrears. The net interest paid or received is included in interest expense. These swaps are hedged against the $35.0 million fixed-to-floating rate swap. (See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report).


                 CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the major components from the Consolidated Statements of Income as a percent of sales for the three and six-month periods ended December 31, 1994 and 1993:

                                       Three Months Ended        Six Months Ended
                                           December 31,            December 31,

                                        1994        1993        1994        1993
    Net sales                          100.0%      100.0%      100.0%      100.0%
    Cost of sales                       75.0        74.8        76.1        74.8
    Gross profit                        25.0        25.2        23.9        25.2
    Selling and administrative          18.7        19.2        18.4        19.7
    Operating income                     6.3         6.0         5.5         5.5
    Interest expense                     2.2         1.7         2.1         1.9
    Other (income) expenses             (0.3)        0.2        (0.2)        0.1
    Income before income taxes           4.4         4.1         3.6         3.5
    Income taxes                         1.7         1.6         1.4         1.4
    Income before cumulative
      effect of changes in
      accounting principles              2.7         2.5         2.2         2.1
    Cumulative effect of changes
      in accounting principles                                               0.4

    Net income                           2.7%        2.5%        2.2%        2.5%

Sales
Net sales for the second quarter of fiscal 1995 increased 9.4% to $67.2 million compared to $61.4 million for the second quarter last year. For the six-month period ended December 31, 1994, net sales increased to $127.6 million up 15.4% from $110.6 million for the same period of fiscal 1994. Excluding the effect of the acquisition of Cadmus Journal Services, sales rose 4.5% and 3.0% for the second quarter and six- month period ended December 31, 1994, respectively.

The Company groups sales into three business groups: printing, marketing and publishing. The table below displays net sales for each of these groups expressed as a percent of total sales:

                                       Three Months Ended       Six Months Ended
                                         December 31,            December 31,

                                        1994        1993        1994        1993
    Printing                            77.4%       76.3%       76.0%       74.1%
    Marketing                           16.0        17.0        16.6        18.1
    Publishing                           6.6         6.7         7.4         7.8

                                       100.0%      100.0%      100.0%      100.0%

Sales increased in each business group for both the three and six-month periods of fiscal 1995 compared to the same periods of fiscal 1994 as follows: printing 11.4% and 18.6% increases; marketing 3.2% and 6.4% increases; and publishing 9.4% and 9.7% increases. Adjusted for the acquisition of Cadmus Journal Services, overall printing sales were up 5.3% for the second quarter and 2.5% for the first six months.

Printing Sales
The growth in printing sales for both the second quarter and six-month period was attributable to increased research journal sales (25.0% and 57.2% increases), continued gains in sales of specialty packaging (68.9% and 43.1% increases) and higher promotional material sales (3.4% and 5.7% increases). Adjusted for the acquisition of Cadmus Journal Services, research journal sales increased by 12.8% for both the quarter and first six months. These increases are attributable to the synergies achieved through the integration of the research journal businesses into one organization. Specialty packaging sales continued to grow at a steady rate driven equally by increased volume and improved pricing. After an overall down year in fiscal year 1994, sales of promotional materials posted an increase in the second quarter and first six months of 1995 due entirely to expanded volume.
RESULTS OF OPERATIONS
(continued)

Although printing revenues from specialty publications were down 4.9% year-to-date, an increase of 3.4% was reported for the second quarter. The year-to-date decline in specialty publication revenues was due to the loss of several large customers in fiscal 1994 which have taken longer than anticipated to replace. However, the Company believes that the installation of a new state-of-the-art color pre-press system has increased its ability to attract customers through expanded production capabilities. This, combined with a number of new publication customers, resulted in improved revenues for the second quarter of fiscal 1995.

Financial printing sales were down again for the second quarter as higher interest rates slowed down both debt and equity issuances. However, there was some improvement from the first quarter decline of 51.2% with the second quarter decline at only 6.7%, resulting in a year-to-date decline of 28.6%. Revenues from annual and quarterly report printing continued to be depressed, down over twenty percent for both the second quarter and the first six months of fiscal 1995. This decline is due to both the loss of several customers along with the reductions made by customers in both page count and print specifications to reduce their costs.

Marketing Sales
The successful introduction of the "Kids Link" and Cadmus Sports Marketing programs, along with the formation of Cadmus Interactive, produced combined revenues of $1.9 million for the second quarter and $2.1 million for the six-month period ended December 31, 1994. This expansion in marketing services was the driver for increased marketing revenues for both the second quarter and the first six months of fiscal 1995 over fiscal 1994. Declines in point-of-sale and catalog production services revenues partially offset this growth. Point-of-sale revenues were down for both the quarter and year-to-date due to a shift by customers of several large promotions into the third quarter.

Publishing Sales
Publishing sales increased due to new and expanded product circulation, market share expansion and a 25.3% cover price increase for the Tuff Stuff magazine. New product circulation involved the introduction of Mid-Atlantic Soccer, a regional magazine focused on promoting youth soccer, in March 1994. In addition, circulation of Collect!, a magazine serving the non-sports collectibles market, was expanded through an increase in the frequency of distribution from semi-monthly to monthly. Market share expansion was achieved through extensive telemarketing efforts at Tuff Stuff despite declining readership by sports cards collectors, partly due to the baseball strike. The trend of growth in publishing sales is expected to continue.

Operating Expenses
Cost of sales for the second quarter and first six months of fiscal 1995 were up slightly by 0.2% and 1.3% of sales, respectively. However, selling and administrative expenses decreased for the second quarter and first six months of fiscal 1995 by 0.5% and 1.3% of sales, respectively. The increase in the cost of sales and the decrease in the selling and administrative expenses as a percent of sales for both periods are a result of a change in the sales mix with a decline in high-margin financial printing sales combined with the addition of Cadmus Journal Services, which has a relatively higher cost of sales and a lower general and administrative expense ratio. Excluding the effects of Cadmus Journal Services, cost of sales decreased by 0.8% and 0.4% of sales for the second quarter and six-month period of fiscal 1995, respectively. Whereas, general and administrative expenses were up by 0.4% of sales for the second quarter but were down year-to-date by 0.1%.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period, net cash provided by operating activities declined from $9.5 million for fiscal 1994 to $4.9 million for fiscal year 1995. This decrease resulted primarily from a $2.8 million increase in inventory levels from June 30, 1994 compared to a $0.7 million decrease during the first six months of fiscal 1994. The $1.1 million increase in raw material inventory is a continuation of a first quarter trend, resulting from pricing pressures which tightened the paper market and forced the Company to carry additional safety stock. A $1.5 million increase in work in process inventory resulted from several scheduling changes by customers which shifted point-of- sale marketing revenues into the third quarter. Accounts payable, accrued expenses and income taxes experienced a $0.7 million decrease compared to a $2.4 million increase for the second quarter of fiscal 1994.
LIQUIDITY AND
CAPITAL RESOURCES (continued)

Investing activities included purchases of property, plant and equipment of $9.7 million and proceeds from the sale and leaseback of property of $2.8 million during the first six months of fiscal 1995. See Note 5 of the Notes to Consolidated Financial Statements for additional details of the property sale. Significant expenditures included in this amount were the $3.2 million purchase of a 90,000 square foot building in Richmond, Virginia to accommodate the expansion of Cadmus Promotional, Washburn Financial and Cadmus Color Center; the completion of the installation of text and graphics composition software to integrate research journals in Richmond and Baltimore/Easton for approximately $0.7 million; the purchase of approximately $0.5 million in new Scitex color pre-press equipment; roof repairs at Byrd for approximately $0.6 million; and the $1.2 million for the build-out of leasehold improvements at a new facility in Baltimore, Maryland for CJS. For fiscal 1995, the Company projects that capital spending will total approximately $20.0 million.

Total debt at December 31, 1994 was $59.0 million, representing a $0.6 million increase from June 30, 1994. The Company's debt-to-capital ratio at December 31, 1994 was 50.7% compared to 51.5% at June 30, 1994. There were no outstanding borrowings under the Company's $25 million revolving credit lines at December 31, 1994.

On October 3, 1994, the Company entered into two interest rate swap agreements with two banks to convert debt with an aggregate notional value of $8.7 million from floating- rate to fixed-rate debt. Both of these swap agreements have a term of four years and were initiated to moderate the Company's exposure to interest rate changes and to lower the overall cost of borrowing. Under the terms of these agreements, the Company makes payments at a fixed interest rate of 8.061% and will receive payments based on six- month LIBOR in arrears. The net interest paid or received is included in interest expense. These swaps are hedged against the $35.0 million fixed to floating rate swap. See Note 7 of the Notes to Consolidated Financial Statements for additional information on these transactions.

RESTRUCTURING CHARGE

In the fourth quarter of fiscal 1994, the Company announced a plan to restructure its research journal and specialty magazine divisions, resulting in a pre-tax charge of $1.9 million. This charge resulted from reductions in its work force related to the decision to close its Springfield, Virginia facility, and to consolidate its composition and pre-press facilities in Richmond, Virginia and Baltimore, Maryland. These actions are expected to be completed by June 30, 1995. The Company expects to achieve pre-tax cost savings, primarily due to payroll-related savings achieved from the separation of the employees, in the second half of fiscal 1995 of approximately $1.5 million, with a full-year impact of annual cost savings increasing to $3.2 million in fiscal 1996. Following is a schedule of the costs included in and the amounts charged against the restructuring reserve to date:

                                          First          Second
                           Original      Quarter         Quarter       Year-to-Date
      Description          Reserve       Charges         Charges          Charges
  Employee separation      $ 1,630        $ 354           $ 232            $ 586
  Equipment write-downs         75           21               -               21
  Other direct costs           195           90               -               90
     Total                 $ 1,900        $ 465           $ 232            $ 697

The employee separation costs relate to termination benefits for anticipated layoffs of approximately 96 employees: 20% management and 80% production. As of December 31, 1994, 66 employees have left the Company as a result of this plan. The remaining 30 employees will leave the Company by the end of January 1995.

Cash expenditures of approximately $0.7 million shifted from the second quarter as originally projected to the third quarter due to the election by many of the terminated employees to receive a stream of separation benefits, rather than a lump sum payment. The remaining cash expenditures under this restructuring plan will occur in the fourth quarter of fiscal 1995.

                           PART II.  OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders

   (a) At the Annual Meeting of Shareholders of the Company held on November 9, 1994, 5,229,425 shares of the Company's outstanding common stock were present in person or by proxy and entitled to vote.

   (b) At the Annual Meeting, the following nominees, all of whom except Mr. Daniels currently serve as directors, were elected as Class II directors to serve until the 1997 Annual Meeting:

        Frank Daniels, III
        C. Stephenson Gillispie, Jr.
        John D. Munford, II
        Bruce A. Walker

        Class III directors who will continue to serve until the 1995 Annual Meeting are:

        Price H. Gwynn, III
        John C. Purnell, Jr.
        Russell M. Robinson, II
        John W. Rosenblum

        Class I directors who will continue to serve until the 1996 Annual Meeting are:

        Robert I. Dalton, Jr.
        Lee P. Dudley
        Frank G. Louthan, Jr.
        Wallace Stettinius

   (c) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:


        (1) Election of Directors. Provided that a quorum is present, the nominees receiving the greatest number of votes cast are elected as directors, and, as a result, in tabulating the vote, votes withheld have no effect upon the election of directors. Each nominee for Class II director was elected, having received the following vote:

            Nominee:                          FOR        WITHHELD

            Frank Daniels, III             4,959,314      270,111
            G. Stephenson Gillispie, Jr.   4,958,728      270,697
            John D. Munford, II            4,959,314      270,111
            Bruce A. Walker                4,959,314      270,111


        (2) Ratification of designation of Arthur Andersen LLP as independent accountants for the current year. Provided that a quorum is present, ratification of the auditors requires the affirmative vote of a majority of the votes cast, and as a result, in tabulating the vote, abstentions do not have the effect of working against ratification. Designation of the auditors was ratified, having received the following vote:

            FOR:                           5,214,744
            AGAINST:                           1,780
            ABSTAIN:                          12,900


        (3) Approval of Proposal to Amend the 1990 Long Term Incentive Stock Plan. Provided that a quorum is present, approval of the Proposal to Amend the 1990 Long Term Incentive Stock Plan requires the affirmative vote of a majority of the shares present and entitled to vote, and as a result, in tabulating the vote, abstentions have the effect of a vote against the proposal, while broker non-votes have no effect on the vote. The proposal was approved having received the following vote:


            FOR:                           3,266,267
            AGAINST                        1,150,033
            ABSTAIN:                          70,048
            BROKER NON-VOTE:                 743,077


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





                                CADMUS COMMUNICATIONS CORPORATION


Date: February 10, 1995
                                /s/ C. Stephenson Gillispie, Jr.
                               C. Stephenson Gillispie, Jr.
                               President and Chief Executive Officer



Date: February 10, 1995

                                /s/ Michael Dinkins
                               Michael Dinkins
                               Vice President and Chief Financial Officer