Form 10-Q/A
period 1994-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 1995-03-21
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                  Form 10-Q/A
                                  ____________

                                Amendment No. 1
(Mark One)

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

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits:                   Description

            Exhibit 27           Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CADMUS COMMUNICATIONS CORPORATION


Date: March 21, 1995
                                /s/ C. Stephenson Gillispie, Jr.
                               C. Stephenson Gillispie, Jr.
                               President and Chief Executive Officer


Date: March 21, 1995
                                /s/ Michael Dinkins
                               Michael Dinkins
                               Vice President and Chief Financial Officer