Form 10-Q
period 1995-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 1995-05-08
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                ____________

                                 Form 10-Q
                                ____________
(Mark One)

    (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 1995.

          Class                               Outstanding at April 28, 1995
Common Stock, $.50 Par Value                                  6,023,075

             CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   INDEX



                                                                Page Number


Part I.     Financial Information


   Item 1.  Financial Statements

           Consolidated Balance Sheets --                              3
           March 31, 1995 and June 30, 1994

           Consolidated Statements of Income --                        4
           Three and Nine-Month Periods Ended
           March 31, 1995 and 1994

           Consolidated Statements of Cash Flows --                    5
           Nine Months Ended March 31, 1995 and 1994

           Notes to Consolidated Financial Statements                  6


   Item 2.  Management's Discussion and Analysis of Financial          8
            Condition and Results of Operations



Part II.     Other Information

     Item 6.  Exhibits and Reports on Form 8-K                        12

             CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share data)


                                                                 March 31,           June 30,
                                                                   1995                1994
                                                                (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                       $  2,027           $  3,855
   Accounts receivable                                               53,135             44,747
   Inventories                                                       17,555             11,219
   Deferred income taxes                                              1,227              1,227
   Prepaid expenses and other                                         1,308                889

       Total current assets                                          75,252             61,937

Property, plant, and equipment (net of
  accumulated depreciation of $72,099
  at March 31, 1995 and $70,818 at
  June 30, 1994)                                                     83,432             77,072

Investment in unconsolidated joint venture                                               6,831

Other assets                                                          2,282              6,672

Goodwill and intangibles, net                                         7,874              7,617

       Total Assets                                                $168,840           $160,129


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                            $  2,365           $  2,318
   Accounts payable                                                  21,301             17,312
   Accrued expenses:
     Compensation                                                     9,653             10,612
     Restructuring charge                                               455              1,900
     Other                                                            8,480              6,439
   Income taxes                                                       2,195

       Total current liabilities                                     44,449             38,581

Long-term debt                                                       55,042             56,122

Other long-term liabilities                                           7,201              7,575

Deferred income taxes                                                 2,927              2,922

Shareholders' equity:
  Common stock ($.50 par value; authorized-16,000
      shares; issued and outstanding shares-6,023 at
      March 31, 1995 and 5,984 at June 30, 1994)                      3,011              2,992
  Capital in excess of par value                                     12,144             11,796
  Retained earnings                                                  44,066             40,141


       Total shareholders' equity                                    59,221             54,929

       Total Liabilities and Shareholders' Equity                  $168,840           $160,129

See Notes to Consolidated Financial Statements.

           CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share data)
                              (Unaudited)


                                                   Three Months Ended                   Nine Months Ended
                                                       March 31,                           March 31,
                                                1995              1994               1995             1994
Net sales                                      $74,846           $67,413            $202,466         $177,987

Operating expenses
   Cost of sales                                55,408            50,135             152,483          132,825
   Selling and administrative                   13,956            13,181              37,508           35,018

Operating income                                 5,482             4,097              12,475           10,144

Interest and other (income) expenses
   Interest                                      1,323             1,319               4,063            3,300
   Other (income) expenses, net                    260               (37)                (38)             108

Income before income taxes                       3,899             2,815               8,450            6,736

Income taxes                                     1,831             1,133               3,624            2,708

Income before cumulative effect
   of changes in accounting
   principles                                    2,068             1,682               4,826            4,028

Cumulative effect of changes in
   accounting for:
     Postretirement benefits (net of
       income tax benefit of $355)                                                                       (532)
     Income taxes                                                                                         933

Net income                                     $ 2,068           $ 1,682            $  4,826         $  4,429


Earnings per share:

   Income before cumulative effect
    of changes in accounting
    principles                                 $   .33           $   .28            $    .78         $    .67

   Cumulative effect of changes in
    accounting for postretirement
    benefits and income taxes                                                                             .07

   Net income                                  $   .33           $   .28            $    .78         $    .74

Average number of common shares
   outstanding                                   6,195             6,069               6,189            6,054


Cash dividends per common share                $   .05           $   .05            $    .15         $    .15

See Notes to Consolidated Financial Statements.

           CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                              (Unaudited)

                                                                 Nine Months Ended
                                                                      March 31,
                                                              1995               1994
Operating Activities
    Net income                                             $ 4,826            $ 4,429
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Cumulative effect of changes in
         accounting for:
           Postretirement benefits                                                532
           Income taxes                                                          (933)
       Depreciation and amortization                         8,913              8,355
       Equity in earnings of joint venture                    (445)              (410)
       Other, net                                            1,081                613

                                                            14,375             12,586

    Changes in operating assets and liabilities,
     excluding effects of acquisitions:
       Accounts receivable                                  (8,349)            (1,225)
       Inventories                                          (6,336)            (1,171)
       Accounts payable, accrued expenses,
         and income taxes                                    5,812              6,942
       Other, net                                             (563)              (254)

                                                            (9,436)             4,292

     Net cash provided by operating activities               4,939             16,878

Investing Activities
    Purchases of property, plant, and equipment            (16,929)           (10,157)
    Proceeds from sale of property and equipment             3,741                568
    Sale of unconsolidated joint venture                     6,800
    Cash paid for businesses acquired                       (1,080)           (17,178)
    Proceeds from life insurance loans                       2,939
    Other, net                                                (667)              (178)

    Net cash used in investing activities                   (5,196)           (26,945)

Financing Activities
    Proceeds from short-term borrowings                      6,800
    Repayment of short-term borrowings                      (6,800)           (17,500)
    Proceeds from long-term borrowings                         118             40,000
    Repayment of long-term borrowings                       (1,150)            (4,464)
    Dividends paid                                            (901)              (894)
    Proceeds from exercise of stock options                    367                131
    Other, net                                                  (5)              (306)

    Net cash provided by (used in)
      financing activities                                  (1,571)            16,967

Increase (decrease) in cash and cash equivalents            (1,828)             6,900

Cash and cash equivalents at beginning
  of period                                                  3,855              2,206

Cash and cash equivalents at end of period                 $ 2,027            $ 9,106


See Notes to Consolidated Financial Statements.

           CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1995

 1. The interim financial statements are unaudited. In the opinion of management, they reflect all adjustments (which consist only of those of a normal recurring nature) necessary for a fair presentation of results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended June 30, 1994. Certain previously reported amounts have been reclassified to conform with the fiscal 1995 presentations.

 2. Net income per common share is computed based upon the weighted average number of shares outstanding during the periods presented. Shares under stock options are treated as common stock equivalents for purposes of computing primary and fully diluted net income per share.

 3. Inventories are valued at the lower of cost or market, principally using the last-in, first-out (LIFO) method (71.3% as of March 31, 1995 and 72.6% as of June 30, 1994). The first-in, first-out (FIFO) method is used to value the remaining inventories. The components of inventories were as follows (in thousands):


                                        March 31,         June 30,
                                          1995              1994

     Raw materials and supplies        $ 6,806            $ 3,997
     Work in process:
       Materials                         3,473              2,219
       Other manufacturing costs         5,427              3,623
     Finished goods                      1,849              1,380

                                       $17,555            $11,219


 4. The Company periodically enters into interest rate swap agreements to moderate its exposure to interest rate changes and to lower the overall cost of borrowing. On October 3, 1994, the Company entered into two interest rate swap agreements with two banks to convert debt with an aggregate notional value of $8.7 million from floating-rate to fixed-rate debt. These swaps have a term of four years. Under the terms of these agreements, the Company makes payments at a fixed interest rate of 8.061% and will receive payments based on six-month LIBOR in arrears. The net interest paid or received is included in interest expense. These swaps are hedged against the $35.0 million fixed-to-floating rate swap. See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report for additional information on these transactions.


 5. On September 29, 1994, the Company sold the land, building, and building improvements ("property") of Three Score, Inc. in Tucker, Georgia for $2.9 million (which approximated net book value) under agreements for the sale and leaseback of the property. The lease is classified as an operating lease in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases."

  The Company has lease renewal options after the initial fifteen year lease term at projected future fair market values under the agreement. Total future minimum lease payments for each of the next five years are $0.3 million.

 6. On February 28, 1995, the Company sold its fifty percent joint venture interest in Central Florida Press, L.C. ("CFP") to The Lanman Companies, Inc. ("Lanman"), for $6.8 million in cash, resulting in an after-tax charge of $0.4 million, or $.06 per share, arising primarily from certain tax liabilities related to the transaction. Lanman was the owner of the remaining interest in CFP.

  The Company completed the joint venture with Lanman to form CFP in March 1993. The investment was accounted for on the equity basis.

7. On November 1, 1993, the Company acquired the net assets of Waverly Press from Waverly, Inc. ("Waverly") for up to approximately $20 million. Waverly Press, the printing division of Waverly has annual sales of approximately $50 million; is well-known as a premier printer of scientific, scholarly, and medical journals; and now operates under the name Cadmus Journal Services ("CJS"). The purchase price consisted of cash payments of $14.5 million at closing; additional consideration of $5.5 million which was based on several contingencies; and other direct costs of the acquisition. The acquisition was accounted for under the purchase method and, accordingly, the costs of the acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The operating results of CJS have been included in the consolidated operating results since the date of acquisition.

  At closing, $1.0 million was placed in escrow pending confirmation of representations made by Waverly until March 1, 1995, at which time an escrow settlement payment of $0.9 million (including interest) was made to Waverly. Also, on March 1, 1995, a $0.3 million payment was made to Waverly in consideration for the expiration of the $1.0 million earnings contingency. Both payments were allocated to increase non-current assets proportionately. These payments satisfied the final contingencies under the Purchase Agreement.

 8. During the first quarter of fiscal 1995, the Company purchased the remaining twenty percent equity interest in Tuff Stuff Publications, Inc. ("Tuff Stuff") under the original repurchase agreement for approximately $0.6 million to bring the Company's equity interest in Tuff Stuff to one hundred percent. The Company purchased the initial eighty percent equity interest in April 1992, at which time the acquisition was accounted for using the purchase method. Accordingly, the assets and liabilities were recorded at their estimated fair value with the excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill which is being amortized on a straight-line basis over twenty years. The additional $0.6 million equity interest was recorded first as a reduction of the existing minority interest ownership and then as an addition to the excess of the purchase price over the estimated fair value of the net assets acquired and will be amortized on a straight-line basis over the remaining life of the original goodwill (approximately seventeen years).

9. A supplementary non-qualified, non-funded, pension plan ("Supplemental Plan") for certain officers is maintained and is being provided for by charges to earnings sufficient to meet the projected benefit obligation. The Supplemental Plan is technically a non-funded plan; however, the Company has acquired life insurance contracts ($13.5 million and $13.9 million face amount at March 31, 1995 and June 30, 1994, respectively) intended to be adequate to fund future benefit payments. The cash surrender value of these contracts, net of policy loans, was $1.0 million and $3.6 million at March 31, 1995 and June 30, 1994, respectively, and is included in other assets in the Consolidated Balance Sheets.

10. In the fourth quarter of fiscal 1994, the Company recorded a restructuring charge of $1.9 million. This charge resulted from reductions in its work force related to the decision to close its Springfield, Virginia facility and to consolidate its composition and pre-press facilities in Richmond, Virginia and Baltimore, Maryland. These actions are expected to be completed by June 30, 1995. The Company recorded a pre-tax charge of $1.6 million related to employee termination benefits with the remaining $0.3 million charge related to equipment write-offs and miscellaneous other direct costs associated with the discontinuation of the operations and other exit costs. Actual amounts charged against the reserve in the three and nine-month periods ended March 31, 1995 were $0.7 million and $1.4 million, respectively.

             CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the major components from the Consolidated Statements of Income as a percent of sales for the three and nine-month periods ended March 31, 1995 and 1994:
                                 Three Months Ended  Nine Months Ended
                                      March 31,           March 31,

                                  1995      1994      1995      1994

   Net sales                     100.0%    100.0%    100.0%    100.0%
   Cost of sales                  74.0      74.4      75.3      74.6
   Gross profit                   26.0      25.6      24.7      25.4
   Selling and administrative     18.7      19.5      18.5      19.7
   Operating income                7.3       6.1       6.2       5.7
   Interest expense                1.8       2.0       2.0       1.8
   Other (income) expenses         0.3      (0.1)      0.0       0.1
   Income before income taxes      5.2       4.2       4.2       3.8
   Income taxes                    2.4       1.7       1.8       1.5
   Income before cumulative
     effect of changes in
     accounting principles         2.8       2.5       2.4       2.3
   Cumulative effect of changes
     in accounting principles                                    0.2

   Net income                      2.8%      2.5%      2.4%      2.5%

Sales
Net sales for the third quarter of fiscal 1995 increased 11.0% to $74.8 million compared to $67.4 million for the third quarter last year. For the nine-month period ended March 31, 1995, net sales increased to $202.5 million up 13.8% from $178.0 million for the same period of fiscal 1994. Excluding the effect of the acquisition of Cadmus Journal Services, year-to-date sales rose 6.6%.

The Company categorizes sales into three business groups: printing, marketing, and publishing. The table below displays net sales for each of these groups expressed as a percent of total sales:
                                 Three Months Ended   Nine Months Ended
                                      March 31,            March 31,

                                  1995      1994      1995      1994

   Printing                       75.6%     79.0%     75.8%     75.9%
   Marketing                      18.8      13.7      17.5      16.5
   Publishing                      5.6       7.3       6.7       7.6

                                 100.0%    100.0%    100.0%    100.0%


Sales increased in both the printing and marketing business groups for the three and nine-month periods of fiscal 1995. However, publishing sales were down for the quarter and were flat for the first nine months when compared to the same periods of fiscal 1994. The changes within each business group from the prior year third quarter and first nine months, respectively, are as follows: printing, 7.5% and 14.3% increases; marketing, 54.3% and 21.4% increases; and publishing, 14.7% decrease and 0.8% increase. Adjusted for the acquisition of Cadmus Journal Services, overall printing sales were up 5.0% for the first nine months over prior year.

Printing Sales
The growth in printing sales for both the third quarter and nine-month period of fiscal 1995 was attributable to increased research journal sales (4.7% and 33.5% increases), continued gains in sales of specialty packaging (46.9% and 44.7% increases), higher promotional material sales (10.2% and 7.1% increases), and a turnaround in sales of specialty publications (10.7% and 0.8% increases). Adjusted for the acquisition of Cadmus Journal Services, research journal sales increased by 11.5% for the nine-month period. The growth in journal revenues is attributable to the synergies achieved through the integration of the research journal businesses into a single organization. Specialty packaging sales continued to rise at a steady rate driven equally by increased volume and improved pricing. After an overall down year in fiscal 1994, sales of promotional materials posted a third consecutive quarter of growth due entirely to expanded volume.

Both financial printing and annual and quarterly report sales rose in the third quarter (21.0% and 3.8%, respectively), but were down year-to-date (14.0% and 7.1%, respectively). Financial printing revenues rose following five down quarters due to increased market activity. Annual and quarterly report revenues showed a slight increase as new customers were established, partially offset by lower page counts and other efforts by customers to control costs.

Marketing Sales
The substantial growth for the third quarter and nine-month period in marketing revenues was achieved through both internal growth in each of the product lines combined with the introduction of several new initiatives.
In marketing services, the successful introduction of the Cadmus Sports Marketing and "Kids Link" programs, along with the formation of Cadmus Interactive, produced combined revenues of $1.6 million for the third quarter and $3.8 million for the nine-month period ended March 31, 1995.
In addition, the remaining product lines each generated double-digit internal sales growth for the third quarter as follows: point-of-sale, a 37.4% increase; catalog photography and design, a 61.3% increase; and direct marketing, a 24.6% increase. Although the strong third quarter marketing sales were partially attributable to some sales shifting from the second to the third quarter, growth in these product lines should persist as the company continues to focus resources on the expansion of this business group.

Publishing Sales
Publishing sales decreased for the third quarter by 14.7% and were essentially flat year-to-date, with an 0.8% increase over prior year comparable periods. This decline in revenues was attributable to a decrease in ad pages in contract publishing due to overall soft ad trends for the in-flight magazine category. A decline in trading card interest, resulting from the baseball strike, negatively impacted revenues from owned-titles. Early signs indicate that the end of the strike has renewed the hobbyist interest in this category and trends in this product line should start to rebound over the next several months.

Operating Expenses and Income Taxes
Cost of sales for the third quarter of fiscal 1995 were down by 0.4% of sales due to an improved product mix resulting from an increase in higher-margin marketing revenues for the current fiscal year as compared to the prior year. In addition, selling and administrative expenses were down for the quarter by 0.8% due to successes in both enhancing the product mix and in effecting the cost reductions from the restructuring of the research journal and specialty magazine operations.

Cost of sales for the nine months ended March 31, 1995, were up by 0.7% of sales; however, selling and administrative expenses decreased for the same period by 1.2% of sales. The increase in the cost of sales and the decrease in the selling and administrative expenses as a percent of sales is a result of a change in the sales mix related to the acquisition of Cadmus Journal Services, which has a relatively higher cost of sales and a lower general and administrative expense ratio. In addition, the successful cost reduction efforts initiated in the fourth quarter of fiscal 1994 have generated improvement in the selling and administrative expense ratio. Excluding the effects of Cadmus Journal Services, cost of sales and general and administrative expenses for the nine-month period decreased by 4.6% and 1.2% of sales, respectively.

The Company's effective income tax rate increased for both the quarter and the nine-month period ended March 31, 1995, the result of tax liabilities arising from the sale of the Company's fifty percent joint venture interest in Central Florida Press, L.C. ("CFP"). The tax rate, excluding this transaction, was 39.4%. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the sale of CFP.

LIQUIDITY AND CAPITAL RESOURCES

For the nine-month period, net cash provided by operating activities declined from $16.8 million for fiscal 1994 to $4.9 million for fiscal year 1995. This decrease resulted primarily from increased levels of both accounts receivable and inventories, partially offset by decreased current liabilities. The $8.3 million increase in accounts receivable is due to strong third quarter sales combined with the increase in days sales outstanding from 49 at March 31, 1994 to 55 at March 31, 1995. Raw materials and work in process inventory levels increased by a combined $6.3 million from June 30, 1994 compared to a $1.2 million increase during the first nine months of fiscal 1994. The $2.8 million increase in raw materials inventory results from a tightened paper market which has forced the Company to carry additional safety stock. A $3.1 million increase in work in process inventory resulted from an increase in backlog of orders at March 31, 1995. These increases were partially offset by accounts payable, accrued expenses, and income taxes which experienced a $5.8 million increase from June 30, 1994 compared to a $6.9 million increase for the same period of fiscal 1994.

Investments of $16.9 million in property, plant, and equipment included $3.2 million for the purchase of a 90,000 square foot building in Richmond, Virginia to accommodate the expansion of Cadmus Promotional, Washburn Financial, and Cadmus Color Center; the addition of a CD press to support the specialty packaging printing product line; the addition of a UV press to support the point-of-sale marketing product line; the completion of the installation of text and graphics composition software to integrate research journals in Richmond and Baltimore/Easton at a cost of approximately $4.5 million; and $1.3 million for the build-out of leasehold improvements at a new facility in Baltimore, Maryland for Cadmus Journal Services. For fiscal 1995, the Company projects that capital spending will total approximately $20.0 million.

Also included in investing activities were proceeds of $2.9 million generated from sale and leaseback agreements for the land, building, and building improvements of Three Score, Inc. in Tucker, Georgia. In addition, $6.8 million in cash was received as a result of the sale of the Company's fifty percent joint venture interest in CFP to The Lanman Companies, Inc. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional details of the property and joint venture sales, respectively.

Total debt at March 31, 1995 was $57.4 million, representing a $1.0 million decrease from $58.4 million at June 30, 1994. The Company's debt-to-capital ratio at March 31, 1995 decreased to 49.2% down from 51.5% at June 30, 1994. There were no outstanding borrowings at March 31, 1995 under the Company's $25 million revolving credit lines.

On October 3, 1994, the Company entered into two interest rate swap agreements with two banks to convert debt with an aggregate notional value of $8.7 million from floating-rate to fixed-rate debt. Both of these swap agreements have a term of four years and were initiated to moderate exposure to interest rate changes and to lower the overall cost of borrowing. Under the terms of these agreements, the Company makes payments at a fixed interest rate of 8.061% and will receive payments based on six-month LIBOR in arrears. The net interest paid or received is included in interest expense. These swaps are hedged against the $35.0 million fixed-to-floating rate swap. See Note 4 of the Notes to Consolidated Financial Statements for additional information on these transactions.

RESTRUCTURING CHARGE

In the fourth quarter of fiscal 1994, the Company announced a plan to restructure its research journal and specialty magazine divisions, resulting in a pre-tax charge of $1.9 million. This charge resulted from reductions in its work force related to the decision to close its Spring-field, Virginia facility, and to consolidate its composition and pre-press facilities in Richmond, Virginia and Baltimore, Maryland. These actions are expected to be completed by June 30, 1995. The Company expects to achieve pre-tax cost savings, primarily due to payroll-related savings achieved from the separation of the employees, in the second half of fiscal 1995 of approximately $1.5 million, with a full-year impact of annual cost savings increasing to $3.2 million in fiscal 1996. Following is a schedule of the costs included in and the amounts charged against the restructuring reserve to date (in thousands):


                                                        First            Second            Third
                                      Original         Quarter          Quarter          Quarter      Year-to-Date
      Description                      Reserve         Charges          Charges          Charges         Charges
  Employee separations                 $1,630            $354             $232             $636           $1,222
  Equipment write-downs                    75              21                                93              114
  Other direct costs                      195              90                                19              109

                                       $1,900            $465             $232             $748         $1,445


The employee separation costs relate to termination benefits for anticipated layoffs of approximately ninety-six employees: twenty percent management and eighty percent production. As of March 31, 1995, all ninety-six employees have left the Company as a result of this plan.

Cash expenditures of approximately $0.7 million shifted from the second quarter, as originally projected, to the third and fourth quarters due to the election by many of the terminated employees to receive a stream of separation benefits, rather than a lump sum payment. The remaining cash expenditures under this restructuring plan will occur in the fourth quarter of fiscal 1995 and are expected to approximate the $0.4 million remaining reserve.

Item 6. Exhibits and Reports on Form 8-K

   a.  Exhibits:                            Description
       Exhibit 3.2 Bylaws of Cadmus Communications Corporation, as amended, filed herewith

       Exhibit 11 Statement Regarding Computation of Net Income per Share

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 CADMUS COMMUNICATIONS CORPORATION


Date: May 8, 1995
                          /s/ C. Stephenson Gillispie, Jr.
                         C. Stephenson Gillispie, Jr.
                         Chairman, President, and Chief Executive Officer



Date:   May 8, 1995

                         /s/ Michael Dinkins
                         Michael Dinkins
                         Vice President and Chief Financial Officer