Form 10-K
period 1995-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1995-09-14
CIK 745274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

     ( X )         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995
                                       OR

     (   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM           TO

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
 CADMUS COMMUNICATIONS CORPORATION COMMON STOCK, $.50 PAR VALUE, AND PREFERRED
                             STOCK PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (check mark) No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  (     )

     As of July 31, 1995, 6,034,825 shares of Registrant's common stock were outstanding, and the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $137,072,405 based on the last sale price on July 31, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.

                                     INDEX

PART I

                                                                                                                            PAGE
Item 1.    Business                                                                                                           3
Item 2.    Properties                                                                                                         7
Item 3.    Legal Proceedings                                                                                                  8
Item 4.    Submission of Matters to a Vote of Security Holders                                                                8

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters                                          9
Item 6.    Selected Financial Data                                                                                           10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                             11
Item 8.    Financial Statements and Supplementary Data                                                                       16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                              30

PART III

Item 10.   Directors and Executive Officers of the Registrant                                                                31
Item 11.   Executive Compensation                                                                                            34
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                                    39
Item 13.   Certain Relationships and Related Transactions                                                                    41

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                                  42

                                     PART I

                                ITEM 1. BUSINESS

                                  INTRODUCTION

     Cadmus Communication Corporation, a Virginia corporation ("Cadmus" or "Company"), is a graphic communications company offering specialized products and services in three areas: printing, marketing, and publishing. Cadmus was formed in 1984 through the merger of The William Byrd Press, Incorporated ("Byrd"), a leading publications printer based in Virginia, and Washburn Graphics, Inc. ("Washburn"), a graphic arts firm based in North Carolina. Since the merger, Cadmus has grown through enhancement of existing products, internal development of new products, and acquisitions. The Company's principal executive offices are located at 6620 West Broad Street, Suite 500, Richmond, Virginia 23230, and its telephone number is (804) 287-5680. Unless the context otherwise requires, references herein to Cadmus or the Company shall refer to Cadmus Communications Corporation and its consolidated subsidiaries

     The most significant acquisitions to date include: in 1986, a company providing promotional printing and production of point-of-purchase advertising materials located in Atlanta, Georgia (American Graphics, Inc.); in 1987, a company offering retail and other direct mail catalog production services located in Atlanta, Georgia (Three Score, Inc.) and a printing company located in Baltimore, Maryland (Garamond/Pridemark Press, Inc.); in 1992, a custom publisher of newsletters and magazines located in Boston, Massachusetts (Marblehead Communications, Inc.) and a publisher of specialty magazines located in Richmond, Virginia (Tuff Stuff Publications, Inc.); in 1993, the assets of a division engaged in the business of printing scientific, technical, medical, and scholarly journals, located in Baltimore and Easton, Maryland (the Waverly Press Division of Waverly, Inc.); and in 1995, a direct marketing agency located in Los Angeles, California and Denver, Colorado (Ronald James Direct, Inc.). The Company believes that the continued consolidation in the industry will provide attractive acquisition opportunities in the future.

     Cadmus has developed new products and services that are extensions of its traditional product lines. Examples include Cadmus' specialty packaging and point-of-purchase product lines. Cadmus is also developing interactive products and services for tradeshows, kiosks, electronic catalogs, and Internet and other electronic media. In its journal product line, Cadmus has expanded the electronic products and services it offers to scientific, technical, and medical journal publishers, developing a growing portfolio of skills and capabilities to provide electronic publishing solutions, ranging from fully searchable databases to Internet home pages maintained by Cadmus. Cadmus' journal home page is found at HTTP://WWW.CADMUS.COM.

                       BUSINESS GROUPS AND PRODUCT LINES

     Cadmus has aligned its product offerings into three business groups: printing, marketing, and publishing.

PRINTING

                                                      FISCAL YEAR
                                                     1995 REVENUES
PRODUCT LINE                                         (IN THOUSANDS)
Journal Services                                       $  93,615
Promotional Printing                                      41,760
Magazines                                                 40,777
Financial Communications                                  19,132
                                                           7,822
Specialty Packaging
                                                       $ 203,106
Total Printing Revenues

     Cadmus printing operations provide customers a full range of services which include state-of-the-art digital imaging, electronic prepress, sheetfed and web offset printing, digital press multi-color printing, custom binding, fulfillment, and distribution. Printing generated approximately 73% of net sales in fiscal year 1995. Included in printing revenues are revenues from digital imaging and composition services, which comprised approximately 18% of the net sales of this group.

     JOURNAL SERVICES. Cadmus is an industry leader in the production of medical and biomedical, technical and scientific, learned and scholarly, and mathematics journals. Cadmus offers a full range of journal production services, including typesetting, editing, content management, printing, packaging, and fulfillment services to many of the most prestigious scientific, technical, and medical journal publishers. The Company operates one of the largest journal typesetting operations in the United States. Its four production facilities are linked through a sophisticated electronic network and high speed telephony. In response to increasing interest in Internet products, the Company offers customers a full range of electronic publishing products, ranging from Internet home pages to fully searchable databases created and maintained by Cadmus.

     PROMOTIONAL PRINTING. Cadmus produces catalogs, directories, programs, corporate identity and promotional brochures, specialty books, and product literature for corporations, agencies, and educational institutions. Cadmus offers full service graphic communications solutions to meet each customer's unique needs, including creative design, complete prepress, multi-color sheetfed and web printing, binding, and fulfillment and distribution services.

     MAGAZINES. Cadmus offers print production services to publishers of professional, trade, corporate, and consumer magazines. Such services include electronic publishing, litho preparation, printing, finishing, and distribution. The Company also offers customers consulting services in magazine production planning, conversion to desktop publishing, and postal and other distribution services.

     FINANCIAL COMMUNICATIONS. Cadmus provides financial and shareholder communication services to corporate customers. Services provided include design, typesetting, printing, finishing, electronic filing, and fulfillment for debt and equity offerings, proxy statements, annual reports, and quarterly reports. Many of the Company's larger customers are electronically linked with Cadmus facilities, giving Cadmus the ability to send documents directly to its customers for review. Cadmus has also developed proprietary software, EDNA(TM), to assist in the conversion of MacIntosh-based files and other graphical and tabular material into EDGAR format for filing with the Commission.

     SPECIALTY PACKAGING. Cadmus produces folding cartons, computer hardware and software cartons, promotional packaging, portfolio folders, 3-D mailers, and diskette sleeves for computer software publishers and technology and consumer products companies. Specializing in short run production and using state-of-the-art Heidelberg presses and Bobst die-cutting equipment, Cadmus offers film preparation, structural engineering, printing, and finishing services.

MARKETING

                                                    FISCAL YEAR
                                                   1995 REVENUES
PRODUCT LINE                                       (IN THOUSANDS)
Point-of-Purchase                                     $31,581
Direct Marketing                                       14,530
Catalogs                                                9,649
                                                        1,406
Interactive
                                                      $57,166
Total Marketing Revenues

     Cadmus provides its customers with creative, database management, production, mailing, and fulfillment services for direct marketing, point-of-purchase, retail catalogs, and interactive multimedia programs and systems. Marketing generated approximately 20% of net sales in fiscal year 1995.

     POINT-OF-PURCHASE. Cadmus offers full service point-of-purchase support including design, production, database management, fulfillment, and printing. Additional services include merchandising, consulting, and point-of-purchase program management. Through its fulfillment services, Cadmus maintains finished goods inventories of point-of-purchase products and delivers these products for Cadmus customers on an as needed basis. The Company's fulfillment capabilities rely on a sophisticated inventory management system, customer database, and telephonic and electronic links between Cadmus facilities and those of its customers.

     DIRECT MARKETING. Cadmus' fully integrated direct marketing agency provides measurable, response-oriented advertising services, including research, design, creative, database management, and marketing information analysis. The agency is organized into client-focused, cross-functional teams. Cadmus' direct marketing services use a proprietary strategy development process that is information-based. Advanced statistical analysis precedes all strategy and creative development and is also performed following every advertising event.

     CATALOGS. Cadmus offers catalog design, creative services, and photography for nationwide customers in the retail industry. These services include design, layout, copywriting, and studio and location photography.

     INTERACTIVE. Cadmus creates and provides interactive and multimedia products, including kiosks, CD-ROM, and Internet applications, to Fortune 1000 customers in the hospitality, travel, banking, and telecommunications industries. Cadmus has formed an interactive multimedia marketing and software solution development team with significant technical expertise. Cadmus is also working to create interactive and multimedia products for retail sale by Cadmus customers. These products will be marketed as inexpensive and impulse purchase items to be sold on a national basis. Cadmus will obtain a fee for development of the prototype and will collect a royalty on each unit sold.

PUBLISHING

                                                    FISCAL YEAR
                                                   1995 REVENUES
PRODUCT LINE                                       (IN THOUSANDS)
Consumer Publishing                                   $10,387
                                                        8,982
Custom Publishing
                                                      $19,369
Total Publishing Revenues

     Publishing is comprised of two divisions, Consumer Publishing and Custom Publishing. Publishing generated approximately 7% of net sales in fiscal year 1995.

     CONSUMER PUBLISHING. Cadmus publishes its own special-interest magazines that target consumers who have passionate interests in a hobby or sport. Currently Cadmus owns five publications: TUFF STUFF; COLLECT!; KENNER GUIDE; MID-ATLANTIC SOCCER; and RPM. TUFF STUFF, the largest Cadmus consumer publishing title, is a 225,000 run-length monthly magazine directed at trading card collectors. COLLECT! is a monthly magazine directed at non-sport trading card collectors and hobbyists. KENNER GUIDE is an annual guide to Kenner sports figurines. MID-ATLANTIC SOCCER is a seasonal, regional magazine focused on promoting youth soccer. RPM is a monthly magazine directed at collectors of NASCAR racing-related memorabilia. These magazines are published, edited, managed, printed, and fulfilled by Cadmus.

     CUSTOM PUBLISHING. Cadmus provides custom publishing services to customers with narrowly defined target audiences in the health care, travel, financial, technology, and non-profit areas. Publishing services include design, editorial, advertising sales, production, and distribution of newsletters and magazines. Services also include research and marketing to assist the customer in efficiently reaching its target audience. Current titles include PROFILES, a Continental Airlines in-flight magazine, LIVING HEALTHY, a magazine for Blue Cross and Blue Shield of Massachusetts, and UNION PLUS, a monthly magazine published for Union Privilege, a consumer benefits organization of the AFL-CIO.

                 OTHER FACTORS AFFECTING THE BUSINESS OF CADMUS

SEASONAL FLUCTUATIONS

     Seasonal fluctuations occur in the overall demand for printing. Printing of both periodicals for the educational and scholarly market and promotional materials tends to decline in the summer months. However, consumer publications tend to peak before Christmas and before Easter. Printing of interim financial statements clusters around the end of the first month in each calendar quarter and printing of annual reports tends to fall into the first and second calendar quarters. All of these factors combine to give Cadmus a seasonal pattern with the months October through June producing volumes slightly greater than the months July through September.

RAW MATERIALS

     The principal raw material used in Cadmus' business is paper. Significant stock inventories are not maintained except at Cadmus Financial in Richmond and Cadmus Journal Services, where a supply of roll paper stock is required to operate the web presses. The other companies generally purchase paper on a direct order basis for specific jobs. Cadmus purchases its paper requirements under agreements that guarantee tonnage and provide short range price protection for three to six month intervals. The price of paper charged to customers is subject to escalation so that, except in rare instances, Cadmus does not have exposure to changes in the cost of paper.

     The Company uses a variety of other raw materials including ink, film, offset plates, chemicals and solvents, glue, wire, and subcontracted components. In general, the Company has not experienced any significant difficulty in obtaining raw materials.

COMPETITION

     Cadmus is subject to competition from a large number of companies, some of which have greater resources and capacity. In recent years, there has been an excess of capacity in the printing industry which has increased competition. Rapid technological change has brought new competitors to the marketplace.

     The markets served by Cadmus face competition based on a combination of factors including quality, service levels, and price.

EMPLOYEES

     As of June 30, 1995, Cadmus employed approximately 2,380 persons. No employees are currently covered by a collective bargaining agreement. Cadmus believes its relationship with its employees is excellent.

REGULATION

     The printing business uses or generates substantial quantities of inks, solvents, and other waste products that require disposal. Cadmus usually returns salvageable waste ink to its suppliers and contracts for the removal of other waste products.

     Cadmus believes it is in substantial compliance with all applicable air quality, waste disposal, and other environmental-related rules and regulations, as well as with other general employee health and safety laws and regulations.

                               ITEM 2. PROPERTIES

     The following table contains information regarding the Company's primary facilities as of June 30, 1995:

                                                      SQUARE         OWN/
                   FACILITY                            FEET        LEASE(1)                 USE

Cadmus Communications Corporation                      25,000      Lease      Office
Richmond, VA (headquarters)

American Graphics, Inc.                               120,000      Own        Office, production, and storage
Atlanta, GA (3)

The William Byrd Press, Incorporated                  274,000      Own        Office, production, and storage
Richmond, VA (2)

The William Byrd Press, Incorporated                   72,000      Lease      Storage
Richmond, VA

Cadmus Direct Marketing, Inc.                          30,000      Lease      Office and storage
Charlotte, NC (2)

Cadmus Interactive                                     18,000      Lease      Office, production, and storage
Atlanta, GA

Cadmus Journal Services, Inc.                         202,400      Own        Office, production, and storage
Easton, MD

Cadmus Journal Services, Inc.                          51,700      Lease      Office, production, and storage
Linthicum, MD

Cadmus Promotional                                     89,100      Own        Office, production, and storage
Richmond, VA (2)

Garamond Pridemark/Press, Inc.                         43,000      Own        Office, production, and storage
Baltimore, MD

Graftech Corporation                                   18,000      Own        Office, production, and storage
Charlotte, NC

Three Score, Inc.                                      60,000      Lease      Office, production, and storage
Atlanta, GA

Tuff Stuff Publications, Inc.                          15,000      Lease      Office and storage
Richmond, VA

Washburn Graphics, Inc.                               100,000      Own        Office, production, and storage
Charlotte, NC

Washburn of New York, Inc.                             15,000      Lease      Office
New York, NY

(1) Cadmus does not consider any of the leased premises material to the overall business of its subsidiaries.

(2) Includes two facilities.

(3) Includes three facilities.

                           ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of these proceedings will not have a materially adverse effect on its consolidated financial position or results of operations.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Cadmus are elected by the Board of Directors of the Company ("Board") to serve one-year terms. The following table contains information about the executive officers of Cadmus:

                                                        POSITION AND                       OTHER BUSINESS EXPERIENCE
               NAME (AGE)                            LENGTH OF SERVICE                       DURING PAST FIVE YEARS

C. Stephenson Gillispie, Jr. (53)         Chairman, President, and Chief Executive  President and Chief Operating Officer,
                                          Officer, Cadmus 1992-present.             Cadmus 1990-1992; President and Chief
                                                                                    Executive Officer, Byrd 1989-1992.

Michael Dinkins (41)                      Vice President and Chief Financial        Manager Finance for Marketing, GE
                                          Officer, Cadmus 1993-present.             Appliance 1993; Manager Finance for
                                                                                    Sales, GE Appliance 1992; Manager of
                                                                                    Commercial Real Estate, GE Capital
                                                                                    1989-1992.

John H. Phillips (51)                     Vice President and Regional               Vice President -- Operations and Chief
                                          Manufacturing Officer Cadmus              Operating Officer, Cadmus 1992-1994;
                                          1994-present.                             Executive Vice President and Chief
                                                                                    Operating Officer, Byrd 1990-1992;
                                                                                    Senior Vice President of Manufacturing
                                                                                    and Plant Operations, Byrd 1987-1990.

Bruce V. Thomas (38)                      Vice President -- Law and Development,    Partner, Mays & Valentine 1989-1992.
                                          Cadmus 1992-present.

David E. Bosher (42)                      Vice President and Treasurer, Cadmus      Chief Financial Officer, Cadmus
                                          1993-present.                             1990-1993; Corporate Controller, Cadmus
                                                                                    1988-1990.

Gregory Moyer (47)                        Vice President -- Human Resources and     Corporate Vice President of Human
                                          Quality, Cadmus 1994-present.             Resources, Dyncorp 1993-1994; Vice
                                                                                    President of Human Resources and
                                                                                    Quality, P.R.C., Inc. 1989-1993.

Edward B. Fernstrom (46)                  Vice President -- Information             Vice President, Chief Information
                                          Technologies, Cadmus 1995-present.        Officer, Dyncorp 1990-1995.

                                    PART II

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

     The Common Stock, $.50 par value per share, of the Company ("Common Stock") is traded in the over-the-counter market and has been quoted in the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") under the symbol "CDMS" since July 2, 1984, and in The Nasdaq National Market since April 16, 1985. The stock of Byrd, the predecessor issuer to Cadmus, was also quoted in Nasdaq from September 7, 1983, the date of Byrd's first public offering, until June 29, 1984. Information with respect to market prices is presented in Item 7 of this report.

     As of August 30, 1995, the approximate number of beneficial holders of Common Stock was 3,300, which includes shareholders recorded on security position listings.

     On August 9, 1995, Cadmus declared a regular quarterly cash dividend of $.05 per share, payable on September 4, 1995, to shareholders of record as of August 18, 1995. Information with respect to dividends declared is presented in
Item 7 of this report.

     Cadmus anticipates that it will continue its policy of paying regular quarterly dividends. The amount of any future dividends will depend on general business conditions encountered by Cadmus, as well as the financial condition, earnings and capital requirements of Cadmus, and such other factors as the Board may deem relevant. For additional information regarding restrictions on payment of dividends, see the Notes to Consolidated Financial Statements (Note 9) presented in Item 8 of this report.

                        ITEM 6. SELECTED FINANCIAL DATA

                                                                                  YEARS ENDED JUNE 30,
                                                                1995       1994(1)      1993(1)      1992(1)      1991(1)
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA AND SELECTED RATIOS)
OPERATIONS
Net sales                                                     $279,641     $247,730     $198,126     $188,006     $177,691
Cost of sales                                                  209,415      184,088      146,031      142,425      135,551
Gross profit                                                    70,226       63,642       52,095       45,581       42,140
Selling and administrative expenses                             52,172       48,824       40,753       35,176       33,265
Operating income (2)                                            18,054       12,918       11,342       10,405        8,875
Income before income taxes (2)                                  12,682        7,933        7,480        6,448        5,008
Income before cumulative effect of changes in accounting
  principles (2)                                                 7,479        4,807        4,533        3,901        2,987
Net income (2)                                                   7,479        5,208        4,533        3,901        2,987
Average common shares outstanding                                6,195        6,085        5,972        5,986        6,007

PER SHARE DATA
Income before cumulative effect of changes in accounting
  principles (2)                                              $   1.21     $    .79     $    .76     $    .65     $    .50
Net income (2)                                                    1.21          .86          .76          .65          .50
Cash dividends                                                     .20          .20          .20          .20          .20
Shareholders' equity                                              9.99         9.03         8.49         7.95         7.47

FINANCIAL POSITION
Current assets                                                $ 76,319     $ 61,937     $ 48,766     $ 44,261     $ 41,668
Current liabilities                                             43,906       38,581       32,227       25,523       22,741
Working capital                                                 32,413       23,356       16,539       18,738       18,927
Property, plant, and equipment                                 161,359      147,890      129,097      122,540      112,578
Accumulated depreciation                                        76,789       70,818       63,114       57,668       51,835
Goodwill and intangibles, net                                    8,281        7,617        7,717        9,082        8,273
Total assets                                                   171,570      160,129      134,189      123,054      115,106
Short-term borrowings                                            3,775                     4,000        1,000        2,404
Long-term debt, including current maturities                    56,342       58,440       46,483       44,916       42,881
Shareholders' equity                                            61,882       54,929       50,693       47,571       44,865
Total capital (3)                                              121,999      113,369      101,176       93,487       90,150

SELECTED RATIOS
Gross profit margin                                               25.1%        25.7%        26.3%        24.2%        23.7%
Operating income margin (2)                                        6.5%         5.2%         5.7%         5.5%         5.0%
Effective tax rate                                                41.0%        39.4%        39.4%        39.5%        40.4%
Sales to average total capital                                     2.4          2.3          2.0          2.0          2.0
Current ratio                                                      1.7          1.6          1.5          1.7          1.8
Debt as a percent of total capital                                49.3%        51.5%        49.9%        49.1%        50.2%
Operating income return on average total capital (2)              15.3%        12.0%        11.7%        11.3%        10.2%
Net income return on average shareholders' equity (2)             12.8%         9.9%         9.2%         8.4%         6.7%

(1) Certain reclassifications were made to prior years' amounts to conform with the current year.
(2) After restructuring charge in fiscal 1994 of $1.9 million pretax, $1.1 million after tax.
(3) Total debt plus shareholders' equity.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPANY HIGHLIGHTS

Fiscal 1995 financial highlights include:

  (Bullet) Sales increased 12.9% to $279.6 million.
  (Bullet) Operating income rose to $18.1 million, a 39.8% increase.
  (Bullet) Net income climbed 43.6% to $7.5 million ($1.21 per share). (Bullet) The operating income return on average total capital improved from
           12.0% in fiscal 1994 to 15.3% in fiscal 1995.

     In the fourth quarter of fiscal 1995, Cadmus was named by General Electric as a preferred nationwide supplier of printing related services. To better serve General Electric, the Company formed a new division dedicated to managing its relationship with General Electric and to matching General Electric's business needs with the appropriate Cadmus solutions. The formation of Cadmus Interactive, an Atlanta-based multimedia company, in the first quarter of fiscal 1995, positioned the Company to offer its customers state-of-the-art interactive multimedia products and services. In the fourth quarter of fiscal 1995, the acquisition of Ronald James Direct expanded the Company's direct marketing agency capabilities into Los Angeles and Denver. During the third quarter of fiscal 1995, the Company sold its fifty percent joint venture interest in Central Florida Press, L. C. ("CFP") to The Lanman Companies, Inc. ("Lanman") to redirect its capital to those markets and products which offer the best opportunities for growth and profitability.

     In the second quarter of fiscal 1994, Cadmus acquired the net assets of the Waverly Press printing division ("Waverly Press") from Waverly, Inc. Waverly Press, a leading printer of scientific, technical, medical, and scholarly journals, was renamed Cadmus Journal Services, Inc. ("Cadmus Journal Services") following the acquisition. By combining the strengths and assets of Waverly Press with the Company's existing research journal operations, the Company was able to significantly improve the level of service, as well as the nature of the products offered, to journal publishers. As part of the transaction, Waverly, Inc. entered into a long-term printing agreement with Cadmus Journal Services, which ensures important continuity of business.

RESULTS OF OPERATIONS

     The following table presents the major components from the Consolidated Statements of Income as a percentage of net sales:

                                                                               YEARS ENDED JUNE 30,
                                                                             1995      1994      1993
Net sales                                                                    100.0%    100.0%    100.0%
Cost of sales                                                                 74.9      74.3      73.7
Gross profit                                                                  25.1      25.7      26.3
Selling and administrative expenses                                           18.6      19.7      20.6
Restructuring charge                                                                     0.8
Operating income                                                               6.5       5.2       5.7
Interest expense                                                               1.9       1.9       1.6
Other expenses, net                                                            0.0       0.1       0.3
Income before income taxes                                                     4.6       3.2       3.8
Income taxes                                                                   1.9       1.3       1.5
Income before cumulative effect of changes in accounting principles            2.7       1.9       2.3
Cumulative effect of changes in accounting principles                                    0.2
Net income                                                                     2.7%      2.1%      2.3%

COMPARISON OF FISCAL 1995 WITH FISCAL 1994

     Net sales in fiscal 1995 were $279.6 million, representing an increase of 12.9% over fiscal 1994 sales of $247.7 million. Sales growth occurred in each of the Company's three business groups: printing 14.8%, marketing 12.6%, and publishing 5.7%. The growth in printing sales was driven by a 25.3% increase in journal services sales, a 53.0% increase in specialty packaging sales, and a 13.2% increase in sales of promotional printing. In addition, higher paper prices accounted for 2.3% of the increase in fiscal 1995 printing sales. Excluding the full year impact of the Waverly Press acquisition, journal services sales increased 9.2% due primarily to an increase in the number of titles. The increase in specialty packaging sales was principally the result of growth from existing customers.

     Increased sales for the marketing group resulted from a 22.1% growth in point-of-purchase revenues combined with a 5.4% increase in direct marketing sales. In addition, the formation of Cadmus Interactive in the first quarter of fiscal 1995 accounted for 22.0% of the overall increase in marketing revenues. These increases were partially offset by a decline in marketing services revenues due to the loss of a customer in fiscal 1994. This customer entered into a new contract with the Company in late fiscal 1995. Effective June 30, 1995, the Company ceased operating two marketing services programs, Kids Link and Sports Marketing, which together contributed $1.9 million to fiscal 1995 sales.

     Publishing sales growth resulted from new titles and expanded product circulation, an increased market share, and a 25.3% cover price increase for TUFF STUFF magazine. New product circulation involved the introduction in March 1994 of MID-ATLANTIC SOCCER, a regional magazine focused on promoting youth soccer. In addition, circulation of COLLECT!, a magazine serving the non-sports collectibles market, was expanded through an increase in the frequency of distribution from bi-monthly to monthly. Market share expansion was achieved through extensive telemarketing efforts within consumer publishing despite a decline in sports cards collecting due in part to the baseball strike.

     Gross profit in fiscal 1995 was 25.1% of sales compared with 25.7% in fiscal 1994. The gross profit decline in fiscal 1995 was a result of increased paper prices and a change in sales mix due to the full year impact of the acquisition of Waverly Press, which had a relatively lower gross margin. Excluding Waverly Press, the gross margin was 27.0% and 26.8% for fiscal 1995 and 1994, respectively. The decline in gross profit was partially offset by approximately $1.3 million in savings generated in fiscal 1995 from the restructuring and transfer of the Company's Springfield, Virginia composition and prepress activities to Richmond, Virginia and Baltimore, Maryland.

     Selling and administrative expenses as a percent of sales were 18.6% and 19.7% in fiscal 1995 and 1994, respectively. The decrease in the selling and administrative expense ratio in fiscal 1995 was primarily attributable to the full year impact of the acquisition of Waverly Press, which had a lower selling and administrative expense ratio of 8.8%. In addition, savings of approximately $0.3 million generated from the restructuring and consolidation of composition and prepress facilities in Richmond, Springfield, and Baltimore contributed to the decline in the selling and administrative expense ratio in fiscal 1995.

     Operating income improved to 6.5% of sales for fiscal 1995 from 5.2% in fiscal 1994. This improvement reflects the impact of sales growth and restructuring savings. Operating income as a percent of sales before the restructuring charge was 6.0% in fiscal 1994. Other expenses declined $0.2 million in fiscal 1995 due primarily to a gain on sale of assets.

     The effective income tax rate of 41.0% in fiscal 1995 increased from 39.4% in fiscal 1994 due to a one-time liability of $0.3 million arising from the sale of the Company's fifty percent joint venture interest in CFP. Exclusive of the sale transaction, the effective rate would have been 38.7%, a decrease attributable to both higher levels of pretax income and a decrease in the overall state effective tax rate.

COMPARISON OF FISCAL 1994 WITH FISCAL 1993

     Net sales in fiscal 1994 were $247.7 million compared to $198.1 million for fiscal 1993 and included increases in each business group. The 22.9% increase in printing sales for fiscal 1994 was due to growth of 92.5% in journal services sales due primarily to the fiscal 1994 acquisition of Waverly Press, 30.8% growth in specialty packaging sales, and a 55.2% increase in annual report sales. Promotional printing sales were down 16.2% as a result of the deconsolidation of Vaughan sales through the CFP joint venture in the third quarter of fiscal 1993. Adjusted for the acquisition of Warerly Press and the CFP joint venture, printing sales increased 4.9% over fiscal 1993.

     The 11.8% increase in marketing sales for fiscal 1994 resulted from growth of 43.2% in direct marketing sales and growth of 13.5% in point-of-purchase revenues. The increase in direct marketing revenues was attributable to growth in sales to existing clients and the restructuring of the business into an agency organization. Point-of-purchase revenues grew as a result of relationships developed with new clients, coupled with growth in existing accounts.

     The 76.3% increase in publishing sales for fiscal 1994 was the result of the acquisition of Marblehead Communications, Inc. ("Marblehead"), a custom publisher of newsletters and magazines, coupled with continued sales growth of 17.0% of its consumer magazines. Expansion at Marblehead resulted in an increase of 78.4% over prior year annualized sales due to both additions of new accounts and increased sales to existing clients.

     In fiscal 1994, gross profit was 25.7% of sales compared with 26.3% in fiscal 1993. Gross profit declined slightly in fiscal 1994 as a result of a change in the sales mix due to the addition of Waverly Press, which had a relatively lower gross margin. Excluding Waverly Press, the gross margin improved to 26.8%.

     The decrease in selling and administrative expenses as a percent of sales was primarily driven by the inclusion in fiscal 1994 of Waverly Press, which had a lower selling and administrative expense ratio of 11.6%.

     Operating income before the restructuring charge improved to 6.0% of sales for fiscal 1994 from 5.7% in fiscal 1993. Operating income as a percent of sales after the restructuring charge was 5.2% in fiscal 1994.

     Interest expense increased slightly from 1.6% of sales in fiscal 1993 to 1.9% of sales in fiscal 1994 due to increased average debt levels associated with the purchase of Waverly Press in fiscal 1994. Other expenses declined $0.5 million in fiscal 1994 due to the full year inclusion of earnings from the CFP joint venture.

RESTRUCTURING CHARGE

     In the fourth quarter of fiscal 1994, the Company announced a plan to restructure its journal services and specialty magazine printing divisions, resulting in a one-time pretax charge of $1.9 million. This charge resulted from reductions in the workforce related to the closing of the Company's Springfield, Virginia, composition and prepress facility and the transfer of these activities to the Richmond, Virginia, and Baltimore, Maryland, facilities. These actions were substantially complete by June 30, 1995. During fiscal 1995, the Company recognized pretax cost savings of $1.6 million, primarily due to payroll-related savings. The full year impact of cost savings are estimated to be $3.2 million for fiscal 1996.

     Following is a schedule of the costs included in and the amounts charged against the restructuring reserve to date:

                                     ORIGINAL     CHARGES AS OF
                                     RESERVE      JUNE 30, 1995
DESCRIPTION                                (IN THOUSANDS)
Employee separations                  $1,630         $ 1,585
Equipment write-down                      75              93
Other direct costs                       195             102
                                      $1,900         $ 1,780

     The employee separation costs relate to termination benefits of approximately 100 employees: twenty percent management and eighty percent production. During fiscal 1995, all of these employees left the Company as a result of this plan. Cash expenditures of approximately $0.1 million will occur in the first and second quarter of fiscal 1996 due to the election by many of the terminated employees to receive a stream of separation benefits, rather than a lump sum payment.

CHANGES IN ACCOUNTING PRINCIPLES

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The Company elected to immediately recognize the liability for prior years' service as the cumulative effect of a change in accounting principle. Accordingly, the Company recorded an accumulated postretirement benefit obligation and a corresponding charge to net income of $0.9 million, and a noncurrent deferred income tax benefit of $0.4 million, resulting in an after-tax charge of $0.5 million in the first quarter of fiscal 1994.

     The Company also adopted SFAS No. 109, "Accounting for Income Taxes," effective July 1, 1993, which requires the liability method of accounting for deferred income taxes, whereby enacted statutory tax rates are applied to the differences between financial reporting and tax bases of assets and liabilities. The cumulative effect of the change was a reduction in the deferred income tax liability and a corresponding increase in net income of $0.9 million in the first quarter of fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's major capital requirements are for investments in property, plant, and equipment, working capital, and acquisitions. Management believes that the Company has the financial resources and access to capital necessary to fund internal growth and acquisitions.

COMPARISON OF FISCAL 1995 WITH FISCAL 1994

     Net cash provided by operating activities in fiscal 1995 declined to $5.4 million from $26.0 million in fiscal 1994 due to a significant increase in working capital investment. The increase in the Company's working capital investment resulted from a $12.0 million increase in accounts receivable, resulting from higher sales and a slowdown in collection cycles, and a $4.9 million increase in inventories, primarily attributable to higher paper inventory balances. Slowdown in collections occurred primarily in Fortune 500 companies and does not reflect a deterioration of the quality of the Company's receivables portfolio. The Company is undertaking efforts to enhance its billing processes, which are expected to improve its collections.

     Net cash used in investing activities totaled $9.9 million in fiscal 1995, down from $31.0 million in fiscal 1994. Capital expenditures totaled $21.0 million in fiscal 1995 but were partially offset by a $3.6 million sale of real estate, $6.8 million in proceeds received from the sale of the Company's interest in CFP, and proceeds from loans on Company-owned life insurance of $2.9 million. Acquisition-related payments required funding of $1.5 million in fiscal 1995.

     Cadmus reinvests in its business to remain current with technology in order to improve productivity and quality, and to develop new products and markets. The Company is concentrating its expenditures in its higher growth and higher margin product lines. During fiscal 1995, the Company invested $21.0 million in property, plant, and equipment. These investments included the purchase of a new manufacturing facility to consolidate the Company's Richmond promotional and financial printing operations, a second ultraviolet six-unit sheetfed press and a four-unit digital press for the point-of-purchase product line, a six-unit CD sheetfed press for specialty packaging, and the relocation of the Company's Baltimore journal composition operations. The Company projects that capital spending in fiscal 1996 will be approximately $21.0 million.

     During fiscal 1995, the Company entered into two interest rate swap agreements with banks to convert debt with an aggregate notional value of $8.7 million from floating-rate to fixed-rate debt. Both of these swap agreements have a term of four years and were initiated to moderate exposure to interest rate changes. Under the terms of these agreements, the Company makes payments at a fixed interest rate of 8.061% and will receive payments based on six-month LIBOR in arrears. These swaps are hedged against the $35.0 million fixed-to-floating rate swap. These hedging activities increased interest expense by $0.7 million in fiscal 1995 and by $0.5 million in fiscal 1994 and 1993. The net interest paid or received is included in interest expense.

     Total debt at June 30, 1995 was $60.1 million, representing an increase of $1.7 million from the $58.4 million at June 30, 1994. Despite the increase in debt levels, the Company's debt-to-capital ratio improved from 51.5% at June 30, 1994, to 49.3% at June 30, 1995. The higher debt levels were required to fund operations. At June 30, 1995, borrowings under the Company's $25.0 million revolving credit agreements totaled $3.8 million, leaving an unused balance of $21.2 million.

COMPARISON OF FISCAL 1994 WITH FISCAL 1993

     During fiscal 1994, the Company experienced significant improvement in cash flow performance. Net cash provided by operating activities rose to $26.0 million from $10.4 million in fiscal 1993. This gain was primarily attributable to a 40.0% increase in income before the restructuring charge, higher depreciation and amortization expense, and an $11.7 million reduction in operating assets and liabilities. The $1.8 million increase in depreciation and amortization expense was due to additions of property, plant, and equipment, both through the acquisition of Waverly Press and through capital investments made for strategic expansion and reinvestment. The reduction in operating assets and liabilities was credited to improved receivables and paper inventory management, and more aggressive utilization of trade credit.

     The increase in fiscal 1994 in net cash used in investing activities of $17.6 million, and the increase in net cash provided by financing activities of $3.5 million were both primarily a result of transactions related to the acquisition of Waverly Press. Cash paid or placed in escrow for this acquisition of $19.7 million and capital investments of $11.7 million account for the majority of the investing activities. In fiscal 1993, cash used in investing activities included $2.2 million related to the investment in the CFP joint venture, as well as $10.7 million in capital investments. The financing activities in fiscal 1994 include proceeds from the placement of $40.0 million in senior notes and the repayment of $32.0 million in term loans and long-term debt. In fiscal 1993, cash provided by financing activities of $3.2 million resulted from increased borrowings under bank lines of credit of $7.0 million and the repayment of long-term debt of $2.4 million.

     Capital investment in property, plant, and equipment totaled $11.7 million during fiscal 1994. Significant projects included in this amount were the purchase of new composition software to integrate text and graphics for research journals and the rebuilding of a six-unit web press. Other significant capital investments included the purchase of a six-unit sheetfed press and the installation of a financial network. In addition, the Company entered into two long-term operating leases during the year, one for a new six-unit sheetfed press and one for an eight-unit half-web press.

     Total debt at June 30, 1994, was $58.4 million, representing an increase of $7.9 million from the $50.5 million at June 30, 1993. The Company's debt-to-capital ratio at June 30, 1994 was 51.5% compared with 49.9% at June 30, 1993. This increase was primarily due to additional debt incurred to purchase the net assets of Waverly Press. On December 23, 1993, the Company placed $40.0 million of senior notes with two insurance companies. The proceeds from these notes were used to repay short-term bridge loans incurred to finance the asset purchase of Waverly Press, short-term revolving bank lines of credit, and a bank term loan. These senior notes, which have an average life of 8.1 years with a final maturity of 10 years, carry a fixed interest rate of 6.74%. Concurrent with the placement of the senior notes, the Company entered into an interest rate swap agreement to effectively convert $35.0 million of the senior notes to floating-rate debt. The company also entered into agreements, with four banks on February 14, 1994, for a $25.0 million revolving credit facility. There were no outstanding borrowings against these revolving credit lines at June 30, 1994.

SELECTED QUARTERLY DATA (unaudited)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1995 QUARTERS ENDED                                    SEP. 30      DEC. 31      MAR. 31      JUN. 30       TOTAL
Net sales                                              $60,383      $67,237      $74,846      $77,175      $279,641
Gross profit                                            13,752       16,793       19,438       20,243        70,226
Operating income                                         2,755        4,238        5,482        5,579        18,054
Net income                                                 974        1,784        2,068        2,653         7,479
Net income per share                                   $   .16      $   .29      $   .33      $   .43      $   1.21
Cash dividends per share                                   .05          .05          .05          .05           .20
Stock market price data:
  High                                                 $    18 3/4  $    18 3/4  $    19 1/4  $    24 3/4
  Low                                                       15           14 7/8       14 1/2       17
  Close                                                     18 1/2       15 3/4       18 3/4       23 5/8

1994 QUARTERS ENDED                                    SEP. 30      DEC. 31      MAR. 31      JUN. 30       TOTAL
Net sales                                              $49,126      $61,448      $67,413      $69,743      $247,730
Gross profit                                            12,409       15,475       17,278       18,480        63,642
Operating income                                         2,381        3,666        4,097        2,774(a)     12,918
Income before cumulative effect of changes
  in accounting principles                                 836        1,510        1,682          779(a)      4,807
Net income                                               1,237        1,510        1,682          779(a)      5,208
Earnings per share:
  Income before cumulative effect of changes
     in accounting principles                          $   .14      $   .25      $   .28      $   .12(a)   $    .79
  Net income                                               .21          .25          .28          .12(a)        .86
Cash dividends per share                                   .05          .05          .05          .05           .20
Stock market price data:
  High                                                 $    10 1/4  $    14 1/2  $    15 1/4  $    19 1/2
  Low                                                        8 1/2        9 1/2       13 1/2       13 3/4
  Close                                                     10 1/4       14           14 1/4       17 3/4

(a) After restructuring charge of $1.9 million pretax, $1.1 million after tax.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

[CAPTION]

(In thousands, except per share data)                                                             YEARS ENDED JUNE 30,
                                                                                              1995        1994        1993
Net sales                                                                                   $279,641    $247,730    $198,126
Operating expenses
  Cost of sales                                                                              209,415     184,088     146,031
  Selling and administrative                                                                  52,172      48,824      40,753
  Restructuring charge                                                                                     1,900
                                                                                             261,587     234,812     186,784
Operating income                                                                              18,054      12,918      11,342
Interest and other expenses
  Interest                                                                                     5,351       4,813       3,233
  Other expenses, net                                                                             21         172         629
                                                                                               5,372       4,985       3,862
Income before income taxes                                                                    12,682       7,933       7,480
Income taxes                                                                                   5,203       3,126       2,947
Income before cumulative effect of changes in accounting principles                            7,479       4,807       4,533
Cumulative effect of changes in accounting for:
  Postretirement benefits (net of income tax benefit of $355)                                               (532)
  Income taxes                                                                                               933
Net income                                                                                  $  7,479    $  5,208    $  4,533
Earnings per share:
  Income before cumulative effect of changes in accounting principles                       $   1.21    $    .79    $    .76
  Cumulative effect of changes in accounting for postretirement benefits
     and income taxes                                                                                        .07
  Net income                                                                                $   1.21    $    .86    $    .76
Average common shares outstanding                                                              6,195       6,085       5,972

See accompanying Notes to Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

[CAPTION]

(In thousands, except per share data)                                                                        AT JUNE 30,
ASSETS                                                                                                     1995        1994
Current assets
  Cash and cash equivalents                                                                              $    226    $  3,855
  Accounts receivable, less allowance for doubtful accounts
     ($1,153 in 1995 and $1,514 in 1994)                                                                   57,204      44,747
  Inventories                                                                                              16,308      11,219
  Deferred income taxes                                                                                     1,092       1,227
  Prepaid expenses and other                                                                                1,489         889
     Total current assets                                                                                  76,319      61,937
Property, plant, and equipment, net                                                                        84,570      77,072
Investment in unconsolidated joint venture                                                                              6,831
Other assets                                                                                                2,400       6,672
Goodwill and intangibles, net                                                                               8,281       7,617
TOTAL ASSETS                                                                                             $171,570    $160,129
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                                                                                  $  3,775
  Current maturities of long-term debt                                                                      2,381    $  2,318
  Accounts payable                                                                                         18,818      17,312
  Accrued expenses
     Compensation                                                                                          10,905      10,612
     Restructuring charge                                                                                     120       1,900
     Other                                                                                                  7,907       6,439
       Total current liabilities                                                                           43,906      38,581
Long-term debt                                                                                             53,961      56,122
Other long-term liabilities                                                                                 7,180       7,575
Deferred income taxes                                                                                       4,641       2,922
Commitments and contingencies
Shareholders' equity
  Common stock ($.50 par value; authorized-16,000 shares;
     issued and outstanding shares-6,030 at June 30, 1995;
     and 5,984 at June 30, 1994)                                                                            3,015       2,992
  Capital in excess of par value                                                                           12,448      11,796
  Retained earnings                                                                                        46,419      40,141
     Total shareholders' equity                                                                            61,882      54,929
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                               $171,570    $160,129

See accompanying Notes to Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

[CAPTION]

(In thousands)                                                                                      Years Ended June 30,
                                                                                                 1995       1994        1993
OPERATING ACTIVITIES
Net income                                                                                     $  7,479    $ 5,208    $  4,533
Adjustments to reconcile net income to net cash provided by operating activities
  Cumulative effect of changes in accounting for:
     Postretirement benefits                                                                                   532
     Income taxes                                                                                             (933)
  Depreciation and amortization                                                                  12,132     11,474       9,626
  Restructuring charge                                                                                       1,900
  Deferred income taxes                                                                           2,080        284         352
  Other, net                                                                                      1,010        657         738
                                                                                                 22,701     19,122      15,249
Changes in working capital sources (requirements), excluding debt and effects of acquisitions
  Accounts receivable, net                                                                      (11,999)    (2,515)     (6,398)
  Inventories                                                                                    (4,897)     2,780        (481)
  Accounts payable, accrued expenses, and income taxes                                              624      6,959       1,683
  Other, net                                                                                     (1,069)      (353)        327
                                                                                                (17,341)     6,871      (4,869)
  Net cash provided by operating activities                                                       5,360     25,993      10,380
INVESTING ACTIVITIES
Purchases of property, plant, and equipment                                                     (20,959)   (11,742)    (10,842)
Proceeds from sale of property and equipment                                                      3,610        502         173
Sale of unconsolidated joint venture                                                              6,800
Proceeds from life insurance loans                                                                2,940        159          86
Payments for businesses acquired                                                                 (1,519)   (19,740)
Investment in unconsolidated joint venture                                                          248       (254)     (2,150)
Other, net                                                                                         (988)        73        (670)
  Net cash used in investing activities                                                          (9,868)   (31,002)    (13,403)
FINANCING ACTIVITIES
Proceeds from short-term borrowings                                                              79,825     43,709      34,002
Repayment of short-term borrowings                                                              (76,050)   (47,709)    (27,000)
Proceeds from long-term borrowings                                                                  111     40,069
Repayment of long-term borrowings                                                                (2,250)   (28,112)     (2,435)
Dividends paid                                                                                   (1,201)    (1,192)     (1,196)
Repurchase of common stock                                                                                                (215)
Proceeds from exercise of stock options                                                             449        220
Other, net                                                                                           (5)      (327)         51
  Net cash provided by financing activities                                                         879      6,658       3,207
Increase (decrease) in cash and cash equivalents                                                 (3,629)     1,649         184
Cash and cash equivalents at beginning of year                                                    3,855      2,206       2,022
Cash and cash equivalents at end of year                                                       $    226    $ 3,855    $  2,206

See accompanying Notes to Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars and shares in thousands, except per share data)

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION. The consolidated financial statements include the accounts and operations of Cadmus Communications Corporation and Subsidiaries ("Company"), including its unconsolidated fifty percent owned equity investment (see Note 7). All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION. Substantially all printing, marketing, and publishing products are produced to customer specifications. The Company recognizes revenue when service projects are completed or products are shipped.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

INVENTORIES. Inventories are valued at the lower of cost or market, principally using the last-in, first-out (LIFO) method (70% in 1995 and 73% in 1994). The first-in, first-out (FIFO) method is used to value the remaining inventories.

PROPERTY, PLANT, AND EQUIPMENT. Property, plant, and equipment are stated at cost net of accumulated depreciation. Major renewals and betterments are capitalized, whereas ordinary maintenance and repair costs are expensed as incurred. Gains or losses on disposition of assets are reflected in earnings and the related asset costs and accumulated depreciation are removed from the respective accounts. Depreciation is calculated principally by the straight-line method based on useful lives of thirty years for buildings and three to ten years for machinery and equipment.

GOODWILL AND INTANGIBLES. Goodwill and intangibles include the costs in excess of the purchase price over the net assets of businesses acquired and other valued intangibles and are being amortized by the straight-line method over twenty years. The carrying value of goodwill and intangible assets is periodically reviewed and if there were evidence these values are impaired, the Company's carrying value of the intangible assets would be reduced to its estimated fair value. Accumulated amortization was $3,842 and $3,278 at June 30, 1995 and 1994, respectively.

INCOME TAXES. Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for deferred income taxes, whereby enacted statutory tax rates are applied to the differences between the financial reporting and tax bases of assets and liabilities (see Note 10). The Company had previously accounted for income taxes in accordance with the method prescribed by Accounting Principles Board Opinion No. 11.

EARNINGS PER SHARE. Earnings per share is computed on the basis of weighted average common shares outstanding and common equivalent shares in the form of stock options.

RECLASSIFICATIONS. Certain previously reported amounts have been reclassified to conform to the 1995 presentation.

2. RESTRUCTURING CHARGE

In the fourth quarter of fiscal 1994, the Company recorded a restructuring charge of $1.9 million. This charge resulted from reductions in its workforce related to the decision to close its Springfield, Virginia composition and prepress facility and to transfer these activities to Richmond, Virginia and Baltimore, Maryland, facilities. The Company recorded a pretax charge of $1.6 million related to employee termination benefits, with the remaining $0.3 million charge related to equipment write-offs and miscellaneous other direct costs associated with the discontinuation of the operations and other exit costs. During fiscal 1995, the Company substantially completed its restructuring plan. Actual amounts charged against the reserve for fiscal year ended June 30, 1995, were $1.8 million.

3. ACQUISITION OF WAVERLY PRESS

On November 1, 1993, the Company acquired the net assets of the Waverly Press printing division ("Waverly Press") from Waverly, Inc. ("Waverly") for approximately $20.0 million, which was funded through the placement of senior notes with two insurance companies (see Note 9). Waverly Press, a leading printer of scientific, technical, medical, and scholarly journals was renamed Cadmus Journal Services, Inc. ("Cadmus Journal Services"), following the acquisition. The acquisition was accounted for under the purchase method and, accordingly, the costs of the acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The operating results of Waverly Press have been included in the consolidated operating results since the date of acquisition.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

4. ACQUISITION OF TUFF STUFF PUBLICATIONS MINORITY INTEREST

During the first quarter of fiscal 1995, the Company purchased the remaining twenty percent equity interest in Tuff Stuff Publications, Inc. ("Tuff Stuff") under the original repurchase agreement for approximately $0.6 million to bring the Company's equity interest in Tuff Stuff to one hundred percent. The Company purchased the initial eighty percent equity interest in April 1992, at which time the acquisition was accounted for using the purchase method. Accordingly, the assets and liabilities were recorded at their estimated fair value with the excess of the purchase price over the fair value of the identifiable net assets acquired recorded as goodwill. The additional $0.6 million equity interest was recorded first as a reduction of the existing minority interest ownership and then as an addition to goodwill which is being amortized on a straight-line basis over the remaining life of the original goodwill (approximately seventeen years).

5. INVENTORIES

Inventories as of June 30, 1995 and 1994 consist of the following:

                                                              1995       1994
Raw materials and supplies                                   $ 6,044    $ 3,997
Work in process:
  Materials                                                    3,270      2,219
  Other manufacturing costs                                    5,315      3,623
Finished goods                                                 1,679      1,380
Inventories                                                  $16,308    $11,219

The current cost of inventories exceeded the LIFO value of inventories by $1,844 and $1,578 at June 30, 1995 and 1994, respectively.

During fiscal 1994, inventory quantities were reduced resulting in liquidations of LIFO inventory quantities carried at lower costs which prevailed in prior years as compared with the cost of current purchases. The effect of the inventory reduction increased net income by $0.2 million. There were no significant reductions of inventories in fiscal 1995 and 1993.

6. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment as of June 30, 1995 and 1994 consist of the following:

                                                     1995        1994
Land                                               $   2,866   $   3,071
Buildings and improvements                            39,844      34,496
Machinery, equipment, and fixtures                   118,471     110,145
Transportation equipment                                 178         178
Total property, plant, and equipment                 161,359     147,890
Less: accumulated depreciation                        76,789      70,818
Property, plant, and equipment, net                $  84,570   $  77,072

Commitments outstanding for the purchase of machinery, equipment, and fixtures at June 30, 1995 totaled $3.3 million.

The Company leases office, production and storage space, and equipment under various noncancellable operating leases. A number of leases contain renewal options and some contain purchase options. Certain leases require the Company to pay utilities, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of June 30, 1995, are as follows: 1996 -- $3.4 million; 1997 -- $3.4 million; 1998 -- $3.3 million; 1999 -- $3.1 million; 2000 -- $2.1 million; and thereafter -- $7.3 million.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

Total rental expense charged to operations was $4.1 million, $3.0 million, and $2.0 million in fiscal 1995, 1994, and 1993, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

On September 29, 1994, the Company sold the land, building, and building improvements ("property") of Three Score, Inc., in Tucker, Georgia for $2.9 million (which approximated net book value) under sale and leaseback agreements. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases." The Company has lease renewal options after the initial fifteen year lease term at projected future fair market values under the lease. Average annual rental payments on the lease are $0.3 million.

7. INVESTMENT IN JOINT VENTURE

On February 28, 1995, the Company sold its fifty percent joint venture interest in Central Florida Press, L.C. ("CFP") to The Lanman Companies, Inc. ("Lanman"), the other owner of CFP, for $6.8 million in cash. The sale resulted in an after-tax charge of $0.4 million, or $.06 per share, arising primarily from certain tax liabilities related to the transaction.

The Company completed the joint venture with Lanman to form CFP in March 1993 whereby the Company invested $6.5 million for a fifty percent interest in CFP and Lanman contributed net assets of its subsidiary, Central Florida Press, for its fifty percent interest. This investment was accounted for on the equity basis. Equity income from unconsolidated joint venture totaled $0.3 million for fiscal 1995 and 1994, and $0.1 million for fiscal 1993.

8. OTHER BALANCE SHEET INFORMATION

Other accrued expenses include $5,174 and $3,467 of deferred revenue at June 30, 1995 and 1994, respectively. Other long-term liabilities consist principally of amounts recorded under deferred compensation arrangements with certain executive officers and other employees and amounts recorded under the pension and other postretirement benefit plans (see Notes 11 and 12).

9. DEBT

Debt at June 30, 1995 and 1994 consists of the following:

                                                                                                             1995       1994
Long-term debt:
  Senior unsecured notes, 9.76%, due 2000                                                                  $ 11,200   $ 13,400
  Senior unsecured notes, 6.74%, due 2003                                                                    40,000     40,000
  Tax-exempt variable rate industrial development bonds, weighted
     average interest rate of 3.7% to 5.0%, due serially through 2011                                         4,482      4,532
  Various mortgage and other notes                                                                              660        508
Total long-term debt                                                                                         56,342     58,440
Less: current maturities                                                                                      2,381      2,318
Long-term debt                                                                                             $ 53,961   $ 56,122

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

The Company completed placement of $40.0 million in senior notes with two insurance companies on December 23, 1993. The placement has a fixed interest rate of 6.74% with an average life of 8.1 years and is due in 2003. The proceeds of this placement were used to fund the acquisition of Waverly Press and to refinance approximately $20.0 million of revolving bank credit and term loans.

During fiscal 1994, the Company entered into agreements for revolving credit facilities aggregating $25.0 million with its four major banks, replacing the former lines of credit. These new unsecured, committed lines of credit have a three-year term expiring in February 1997, at which time any loans outstanding under the facility convert to term loans with a two-year maturity. The Company has the following interest rate options: (i) adjusted CD rate or (ii) adjusted LIBOR. These agreements also require commitment fees of 1/4 to 1/2 percent per annum on any unused portion of the lines of credit. At June 30, 1995 borrowings under these revolving credit facilities totaled $3.8 million leaving an unused balance of $21.2 million. At June 30, 1994 there were no outstanding borrowings under these agreements.

The Company periodically enters into interest rate swap agreements to moderate its exposure to interest rate changes and to lower the overall cost of borrowing. The notional values and applicable rates are as follows:

                                                                 PAID FIXED,                          PAID FLOATING,
                                                              RECEIVED FLOATING                       RECEIVED FIXED
Notional value:                                         1995        1994        1993            1995        1994       1993
Beginning balance                                      $ 9,125     $10,000     $10,000         $35,000     $     0      $0
New contracts                                           10,000                                              35,000
Expired contracts                                       (1,750)       (875)
Ending balance                                         $17,375     $ 9,125     $10,000         $35,000     $35,000      $0

                                                                                                           WEIGHTED AVERAGE
                                                                 AGGREGATE NOTIONAL VALUE                   INTEREST RATES
Type of swap:                                        1995       1996       1997       1998       1999      PAID     RECEIVED
Paid fixed, received floating                      $ 17,375   $ 17,400   $ 17,900   $ 18,700   $      0   8.342 %     5.843%
Paid floating, received fixed                        35,000     35,000     35,000     35,000     35,000   6.125 %     5.265%

Hedging activities increased interest expense by $0.7 million, $0.5 million, and $0.5 million in fiscal 1995, 1994, and 1993, respectively.

During fiscal 1995, the Company entered into two interest rate swap agreements with two banks to convert debt with an aggregate notional value of $8.7 million from floating-rate to fixed-rate debt. These swaps have a term of four years. Under the terms of these agreements, the Company makes payments at a fixed interest rate of 8.061% and will receive payments based on six-month LIBOR in arrears. The net interest paid or received is included in interest expense. These swaps are hedged against the $35.0 million fixed-to-floating rate swap described below. At June 30, 1995, the fair value of these contracts was negative $0.9 million.

The Company also entered into a fixed-to-floating interest rate swap agreement with a bank having a notional value of $35.0 million to convert that amount of the 2003 senior notes to floating-rate debt. This swap has an initial term of three years, which is renewable at the bank's option for an additional two years. Under the terms of this agreement, the Company makes payments at variable rates, which are based on six-month LIBOR, and receives payments at a fixed interest rate of 5.265%. The net interest paid or received is included in interest expense. The variable rate at June 30, 1995 was 5.9063% and the fair value of this contract was negative $1.2 million.

During fiscal 1990, the Company entered into two interest rate swap agreements with a notional value of $10.0 million which expire in December 1995. The swap agreements originally converted certain variable-rate term loans into fixed-rate obligations with a fixed rate of 9.01%. Under the terms of these agreements, the Company makes payments at a fixed interest rate of 8.34% and receives payments at variable rates, which are based on LIBOR. The net interest paid or received is included in interest expense. In fiscal 1994, the Company repaid the balance of these term loans and utilized these swap agreements as a

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

hedge against the $35.0 million fixed-to-floating rate swap mentioned above. At June 30, 1995, the fair value of this contract was negative $0.1 million.

The notional value of the swap contracts does not represent exposure to credit loss. In the event of default by the counterparties, the risk, if any, in these transactions is the cost of replacing the swap agreement at current market rates. The Company continually monitors its positions and the credit rating of its counterparties and limits the amount of agreements it enters into with any one party. Management does not anticipate nonperformance by the counterparties; however, if incurred, any such loss would be immaterial.

The fair value of long-term debt as of June 30, 1995 was $53.9 million based on the market value of debt with similar maturities and covenants.

Under the terms of the various debt instruments, approximately $46.3 million of retained earnings at June 30, 1995, is not available for payment of cash dividends.

Maturities of long-term debt for the five years ending June 30, 2000 are as follows: 1996 -- $2.4 million; 1997 -- $2.3 million; 1998 -- $3.6 million;
1999 -- $5.2 million; 2000 -- $6.9 million; and $33.6 million thereafter. The book value of all encumbered properties as of June 30, 1995, totaled $0.7 million.

The Company incurred interest expense of $5.4 million, $4.8 million, and $3.7 million for fiscal 1995, 1994, and 1993, respectively, of which $0.1 million for fiscal 1995, and $0.5 million for fiscal 1993 were capitalized. Interest paid, net of amounts capitalized, totaled $5.3 million, $4.8 million, and $3.2 million for fiscal 1995, 1994, and 1993 respectively.

10. INCOME TAXES

Effective July 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for deferred income taxes, whereby enacted statutory tax rates are applied to the differences between the financial reporting and tax bases of assets and liabilities. The cumulative effect of the change in accounting principle was a reduction in the deferred income tax liability and a corresponding increase in net income of $933 in the first quarter of fiscal 1994. Under the provisions of SFAS No. 109, the Company elected not to restate prior years' consolidated financial statements.

Income taxes for the years ended June 30, 1995, 1994, and 1993, consist of the following:

                                              1995      1994      1993
Current
  Federal                                    $3,052    $2,313    $2,365
  State                                         297       360       230
                                              3,349     2,673     2,595
Deferred
  Federal                                     1,743       133       288
  State                                         111       320        64
                                              1,854       453       352
Income taxes                                 $5,203    $3,126    $2,947

Cash paid for income taxes totaled $3.3 million, $3.0 million, and $2.3 million for fiscal 1995, 1994, and 1993, respectively.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

The amounts of income tax expense differ from the amounts obtained by application of the statutory U.S. rates to income before income taxes for the reasons shown in the following table:

                                                                                                     1995      1994      1993
Computed at statutory U.S. rate                                                                     $4,312    $2,697    $2,542
State income taxes, net of Federal tax benefit                                                         269       449       194
Goodwill amortization                                                                                  221       242       227
Charitable contribution                                                                                         (127)
Sale of joint venture                                                                                  295
Other                                                                                                  106      (135)      (16)
Income taxes                                                                                        $5,203    $3,126    $2,947

The net current and noncurrent components of deferred income taxes recognized in the balance sheet at June 30, 1995 and 1994, are as follows:

                                                                                                               1995      1994
Net current assets                                                                                            $ 1,092   $ 1,227
Net noncurrent liabilities                                                                                      4,641     2,992
Net liability                                                                                                 $ 3,549   $ 1,695

The Company has state net operating loss carryforwards aggregating approximately $15.3 million which expire during fiscal years 2004 to 2010. A valuation allowance of $0.3 million has been established for state net operating loss benefits that are not expected to be realized. There was no significant change in the valuation allowance during fiscal 1995 and there was a $0.1 million decrease in the valuation allowance during fiscal 1994.

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities at June 30, 1995 and 1994 are as follows:

                                                                                                     1995      1994
Assets:
    Allowance for doubtful accounts                                                                 $  368    $  512
    Inventory                                                                                          135       137
    Employee benefits                                                                                3,056     2,604
    Restructuring reserve                                                                               45       760
    State net operating loss carryforwards                                                             501       465
    Charitable contribution carryover                                                                   32       219
  Gross deferred tax assets                                                                          4,137     4,697
  Liabilities:
    Property, plant, and equipment                                                                   7,230     5,908
    Intangible assets                                                                                  158       179
    Other                                                                                               24        68
  Gross deferred tax liabilities                                                                     7,412     6,155
  Less: Valuation allowance                                                                            274       237
  Net liability                                                                                     $3,549    $1,695

11. RETIREMENT PLANS

Retirement benefits are provided to substantially all employees principally through a noncontributory, defined benefit pension plan ("Core Plan") and a thrift savings plan. The Core Plan is a defined benefit plan and benefits are based on the plan

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

provisions relating to employees' compensation and years of service. Assets under the plans consist of marketable securities and are held in trust funds managed by independent investment advisors. These plans are qualified plans under the Internal Revenue Code. The policy of the Company is to fund the Core Plan at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974. A supplementary nonqualified, nonfunded, pension plan ("Supplemental Plan") for certain key executives is also maintained and is being provided for by charges to earnings sufficient to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial assumptions as those used for the Core Plan.

The components of net pension costs follow:

                                                                             CORE PLAN                    SUPPLEMENTAL PLAN
                                                                    1995       1994       1993           1995    1994    1993
Present value of benefits earned                                   $ 1,685    $ 1,056    $ 1,129         $ 78    $ 80    $116
Interest cost on plan liabilities                                    1,647      1,419      1,480          299     237     272
Return on plan assets:
  Actual                                                            (2,257)       (14)    (1,578)
  Deferred                                                             371     (1,921)      (464)
Amortization of transition (asset) obligation                         (180)      (215)      (188)          68      37      53
Net pension costs                                                  $ 1,266    $   325    $   379         $445    $354    $441

The actuarial assumptions used in determining net pension cost and the related benefit obligations for the Core Plan were as follows:

                                                                                           1995         1994         1993
Discount rate for liabilities                                                              8.5%         8.5%         8.0 %
Discount rate for expenses                                                                 8.5%         8.5%         9.0 %
Rate of increase in compensation                                                           4.5%         4.5%         6.0 %
Long-term rate of return on plan assets                                                    9.0%         9.0%         10.0%

A summary of the funded status of the pension plans at June 30, 1995 and 1994 follows:

                                                                                                              SUPPLEMENTAL
                                                                                     CORE PLAN                    PLAN
                                                                                  1995       1994            1995      1994
Plan assets at market value                                                      $24,192    $21,318         $    *    $    *
Plan liabilities:
  Present value of benefit obligation:
     Vested                                                                       18,896     16,078          2,886     2,384
     Nonvested                                                                       637        420            411       525
       Accrued benefit obligation                                                 19,533     16,498          3,297     2,909
Adjustment for future salary increases                                             4,154      3,240            637       695
       Projected benefit obligation                                               23,687     19,738          3,934     3,604
(Excess) deficiency of plan assets over plan liabilities                            (505)    (1,580)         3,934     3,604
Unrecognized transition asset (obligation)                                         2,449      2,629           (838)     (903)
Adjustment required to reflect minimum liability                                                               219       134
Unrecognized gains (losses)                                                          (79)       917            (65)       33
Accrued pension costs                                                            $ 1,865    $ 1,966         $3,250    $2,868

* The Supplemental Plan is technically a nonfunded plan; however, the Company has acquired life insurance contracts ($14.5 million and $13.9 million face amount at June 30, 1995 and 1994, respectively) intended to be adequate to fund future benefits. The cash surrender value of these contracts, net of policy loans, was $1.1 million and $3.6 million at June 30, 1995 and 1994, respectively, and is included in other assets in the Consolidated Balance Sheets.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

The Company's contribution to the Core Plan was $1.4 million in fiscal 1995. Due to the overfunded status, no contributions were made in fiscal 1994 and fiscal 1993.

The thrift savings plan enables employees to save a portion of their earnings on a tax-deferred basis and also provides for matching contributions from the Company for a portion of the employees' savings. Additionally, the plan provides for individual subsidiary companies to make profit sharing contributions. The Company's expense under this plan was $1.5 million, $1.1 million, and $1.0 million for 1995, 1994, and 1993, respectively.

12. OTHER POSTRETIREMENT BENEFITS

All employees of the Company are eligible for retiree medical coverage if they retire on or after attaining age 55 with ten or more years of service. Benefits differ depending upon the date of retirement. For those employees who retired prior to April 1, 1988, and are under 65, coverage is available at a cost to the retiree equal to the cost to the Company for an active employee less the fixed company subsidy. Once employees in this group have reached 65, coverage is available at a cost to the retiree equal to the cost to the Company for a post-65 retiree less the fixed company subsidy.

For those employees who retired on or after April 1, 1988, but before January 1, 1994, coverage is available until the earlier of the retiree's death or attainment of age 65. The retiree contributes the full active rate. Upon reaching 65, coverage under the Company's plan ceases and the retiree becomes covered by Medicare.

For those employees who retire on or after January 1, 1994, coverage is available until the earlier of the death of the retiree, or attainment of age
65. The retiree contributes the full retiree rate, which is equal to the cost to the Company for a pre-65 retired employee. Upon reaching 65, coverage under the Company's plan ceases and the retiree becomes covered by Medicare.

Effective July 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 requires recognition of the cost of postretirement benefits during the employees' service periods. Previously, such expenses were accounted for on a cash basis. The Company elected to immediately recognize the liability for prior years' service as the cumulative effect of a change in accounting principle. Accordingly, in the first quarter of fiscal 1994, the Company recorded an accumulated postretirement benefit obligation and a corresponding charge to net income of $887 and a noncurrent deferred income tax benefit of $355, resulting in an after-tax charge of $532. This is an unfunded plan.

The accumulated postretirement benefit obligation ("APBO") existing at July 1, 1995 was $388. The discount rate used in determining the APBO was 8%. An 11% rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1995, with the rates gradually decreasing to 5.5% in the year 2003 and remaining level thereafter. A one percentage-point increase in the assumed health care cost trend rates would increase the APBO approximately 0.8% or $3.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

13. SHAREHOLDERS' EQUITY

Shareholders' equity consists of the following:

                                                                            COMMON STOCK
                                                                          ($.50 PAR VALUE;
                                                                               16,000
                                                                         SHARES AUTHORIZED)
                                                                                                   CAPITAL IN EXCESS    RETAINED
                                                                        SHARES         AMOUNT        OF PAR VALUE       EARNINGS
Balance -- June 30, 1992                                                5,975          $2,987           $11,796         $ 32,788
Net income                                                                                                                 4,533
Cash dividends -- $.20 per share                                                                                          (1,196)
Shares repurchased                                                        (27)           (13)              (202)
Balance -- June 30, 1993                                                5,948          2,974             11,594           36,125
Net income                                                                                                                 5,208
Cash dividends -- $.20 per share                                                                                          (1,192)
Net shares issued upon exercise of stock options                           36             18                202
Balance -- June 30, 1994                                                5,984          2,992             11,796           40,141
Net income                                                                                                                 7,479
Cash dividends -- $.20 per share                                                                                          (1,201)
Net shares issued upon exercise of stock options                           46             23                652
Balance -- June 30, 1995                                                6,030          $3,015           $12,448         $ 46,419

On February 1, 1989, as part of a shareholder rights plan, the Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock. Each right entitles the shareholder to buy one unit (one one-thousandth of a share) of Series A Preferred Stock at a purchase price of $45 per share, subject to adjustment. The rights will become exercisable initially only if a person or group acquires or announces a tender offer for 20% or more of the Company's common stock ("Acquiring Person"), at which time each right will be exercisable to purchase one unit of Series A Preferred at the purchase price. At any time after a person becomes an Acquiring Person, the Company may issue a share of common stock in exchange for each right other than those held by the Acquiring Person. If an Acquiring Person acquires 30% or more of the Company's common stock or an Acquiring Person merges into or combines with the Company, each right will entitle the holder, other than the Acquiring Person, upon payment of the purchase price, to acquire Series A Preferred or, at the option of the Company, common stock, having a market value equal to twice the purchase price. If the Company is acquired in a merger or other business combination in which it does not survive or if 50% of its earnings power is sold, each right will entitle the holder, other than the Acquiring Person, to purchase securities of the surviving company having a market value equal to twice the purchase price. Unless redeemed earlier, the rights expire on February 13, 1999. The rights may be redeemed by the Board of Directors at any time prior to the tenth day after a person becomes an Acquiring Person, subject to the Board of Directors' ability to extend or reinstate the redemption period under certain circumstances. The rights may have certain anti-takeover effects. An Acquiring Person will experience substantial dilution under certain circumstances. However, the rights should not interfere with any merger or other business combination approved by the Board of Directors because the rights are generally redeemable at the discretion of the Board.

The Board of Directors has authorized the purchase of up to 200 shares of the Company's stock from time to time on the open market. The shares, if and when purchased, may be used for the funding of employee benefit plans. As of June 30, 1995, 133 shares had been repurchased under this authorization.

In addition to its common stock, the Company authorized capital includes 1,000 shares of preferred stock ($1.00 par value), issuable in series, of which 100 shares are designated as Series A Preferred.

14. STOCK OPTIONS

Under the Company's stock option plans, selected employees may be granted options to purchase its common stock at prices equal to the fair market value of the stock at the date the options are granted. There are no charges to earnings resulting from the plans.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

The following is a summary of changes in options outstanding:

                                                                            NUMBER OF        OPTION PRICE        OPTION PRICE
                                                                             SHARES            PER SHARE            TOTAL
Outstanding and exercisable at June 30, 1992                                   434          $ 4.60 to $28.00        $5,226
Granted                                                                        133          $ 9.00 to $10.63         1,210
Lapsed or canceled                                                             (97)         $ 9.00 to $27.63        (1,847)
Outstanding and exercisable at June 30, 1993                                   470          $ 4.60 to $28.00         4,589
Exercised                                                                      (43)         $ 4.60 to $ 9.75          (301)
Granted                                                                        117          $ 9.45 to $14.13         1,144
Lapsed or canceled                                                             (91)         $ 9.50 to $12.38        (1,067)
Outstanding and exercisable at June 30, 1994                                   453          $ 6.38 to $28.00         4,365
Exercised                                                                      (50)         $ 9.00 to $10.63          (486)
Granted                                                                        204          $16.75 to $19.19         3,846
Outstanding and exercisable at June 30, 1995                                   607          $ 6.38 to $28.00        $7,725

At June 30, 1995, 1,099 shares of authorized but unissued common stock were reserved for issuance upon exercise of options granted or grantable under the plans. Options are exercisable under the plans for periods of five to ten years from the date of grant.

15. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic regions. As of June 30, 1995 and 1994, the Company had no significant concentrations of credit risk.

16. SUPPLEMENTAL CASH FLOW INFORMATION

Excluded from the consolidated statements of cash flows was the effect of certain noncash activities. The Company assumed $0.2 million and $1.5 million of obligations in conjunction with acquisitions for fiscal years ended June 30, 1995, and 1993 respectively. The Company also received in fiscal 1993 a $0.4 million note receivable in exchange for certain assets. There were no noncash investing or financing activities in fiscal 1994.

17. ROYALTY COMMITMENTS

In March, 1994, the Company entered into an agreement with National Football League Properties, Inc. ("NFLP"), whereby the Company was granted a license to manufacture, publish, and distribute a sports publication. Royalty expense under the agreement was $0.5 million for the year ended 1995. There was no royalty expense for the years ended 1994 or 1993.

18. CONTINGENCIES

The Company is party to various legal actions which are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Cadmus Communications Corporation:

    We have audited the accompanying consolidated balance sheet of Cadmus Communications Corporation and Subsidiaries as of June 30, 1995, and the related consolidated statements of income and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadmus Communications Corporation and Subsidiaries as of June 30, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.
    As discussed in Notes 12 and 10 to the consolidated financial statements, effective as of July 1, 1994, the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106 and its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

                                     ARTHUR ANDERSEN LLP
Richmond, Virginia,
  August 1, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Cadmus Communications Corporation:

    We have audited the consolidated financial statements of Cadmus Communications Corporation and Subsidiaries as of June 30, 1994, and for each of the two years in the period ended June 30, 1994. We have also audited the 1994 and 1993 financial statement schedules listed in the Index to Financial Statements and schedules of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadmus Communications Corporation and Subsidiaries as of June 30, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the 1994 and 1993 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.
    As discussed in Notes 10 and 12 to the consolidated financial statements, effective as of the beginning of 1994, Cadmus changed its method of accounting for income taxes to conform with Statement of Financial Standards No. 109 and its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.

                                         COOPERS & LYBRAND L.L.P.
Richmond, Virginia
August 2, 1994

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously reported in the Company's Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on August 23, 1994 and September 20, 1994, respectively.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The Board is divided into three classes (I, II, and III), with one class being elected every year for a term of three years. Of the five persons named immediately below, the first four currently serve as Class III directors of Cadmus and will be nominated to serve as Class III directors for terms of three years expiring at the 1998 annual meeting. The fifth listed individual was appointed by the Board to serve until the 1995 annual meeting of shareholders to be held November 8, 1995 ("1995 Annual Meeting") as a Class III director but will be nominated to serve as a Class I director for a term of one year expiring at the 1996 annual meeting.

     Certain information concerning the nominees for election at the 1995 Annual Meeting as Class III and Class I directors is set forth below, as well as certain information about the other Class I and Class II directors, who will continue in office after the 1995 Annual Meeting until the 1996 and 1997 annual meeting of shareholders, respectively.

NOMINEES FOR ELECTION AS CLASS III DIRECTORS
(TO SERVE UNTIL 1998 ANNUAL MEETING)

                                                                PRINCIPAL OCCUPATION DURING
                                         DIRECTOR            PAST FIVE YEARS AND DIRECTORSHIPS
           NAME AND (AGE)               SINCE (1)                IN OTHER PUBLIC COMPANIES
Price H. Gwynn, III (72)                   1984     Chairman, Presbyterian Publishing Corporation,
                                                      formerly Vice President Lance, Inc., Charlotte,
                                                      North Carolina.
John C. Purnell, Jr. (54)                  1979     Executive Director, Friends Association For
                                                      Children, Richmond, Virginia, a non-profit child
                                                      welfare organization.
Russell M. Robinson, II (63)               1984     Attorney-at-Law, President, Director, and
                                                      shareholder of Robinson, Bradshaw & Hinson, P.A.,
                                                      Charlotte, North Carolina. Director, Caraustar
                                                      Industries, Inc. and Duke Power Company
John W. Rosenblum (51)                     1988     Tayloe Murphy Professor, the Darden Graduate School
                                                      of Business Administration, University of
                                                      Virginia. Formerly Dean, the Darden School.
                                                      Director, Chesapeake Corporation, Comdial
                                                      Corporation, Cone Mills Corporation, and T. Rowe
                                                      Price Associates.

NOMINEE FOR ELECTION AS A CLASS I DIRECTOR
(TO SERVE UNTIL 1996 ANNUAL MEETING)

                                                                PRINCIPAL OCCUPATION DURING
                                         DIRECTOR            PAST FIVE YEARS AND DIRECTORSHIPS
           NAME AND (AGE)               SINCE (1)                IN OTHER PUBLIC COMPANIES
Jeanne M. Liedtka (40)                     1995     Associate Professor at the Darden Graduate School
                                                      of Business Administration, University of
                                                      Virginia; Associate Professor at Rutgers
                                                      University and Simmons College.

CLASS I DIRECTORS
(SERVING UNTIL 1996 ANNUAL MEETING)

                                                                PRINCIPAL OCCUPATION DURING
                                         DIRECTOR            PAST FIVE YEARS AND DIRECTORSHIPS
           NAME AND (AGE)               SINCE (1)                IN OTHER PUBLIC COMPANIES

Robert I. Dalton, Jr. (74)                 1977     President, Tech-Tex, Inc., a Charlotte, North
                                                      Carolina business brokerage firm. Formerly,
                                                      Partner, Dalton-Briley and Company, a Charlotte,
                                                      North Carolina business brokerage firm.
Lee P. Dudley (62)                         1974     Vice President -- Investments and Branch Manager,
                                                      Richmond, Virginia office of A.G. Edwards & Sons,
                                                      Inc., a broker-dealer organization. Formerly
                                                      Chairman and Chief Executive Officer of Financial
                                                      Corporation of Virginia, a Richmond, Virginia
                                                      investment banking and broker-dealer
                                                      organization.
Frank G. Louthan, Jr. (75)                 1968     Retired, formerly Chairman and Chief Executive
                                                      Officer, RECO Industries, Inc., a privately-owned
                                                      engineering company headquartered in Richmond,
                                                      Virginia.
Wallace Stettinius (62)                    1967     Retired, formerly Chairman of the Board, Cadmus.
                                                      Formerly President and Chief Executive Officer,
                                                      Cadmus. Director, American Filtrona Corporation
                                                      and Chesapeake Corporation.

CLASS II DIRECTORS
(SERVING UNTIL 1997 ANNUAL MEETING)

                                                                PRINCIPAL OCCUPATION DURING
                                         DIRECTOR            PAST FIVE YEARS AND DIRECTORSHIPS
           NAME AND (AGE)               SINCE (1)                IN OTHER PUBLIC COMPANIES

Frank Daniels, III (39)                    1994     Publisher, Nando.net; Vice President of The News
                                                      and Observer Publishing Company, Raleigh, North
                                                      Carolina. Formerly, Executive Editor and Director
                                                      of Operations of The News and Observer Publishing
                                                      Company.
C. Stephenson Gillispie, Jr. (53)          1991     Chairman of the Board, President, and Chief
                                                      Executive Officer, Cadmus. Formerly, Chief
                                                      Operating Officer, Cadmus, and President and
                                                      Chief Executive Officer, The William Byrd Press,
                                                      Incorporated.
John D. Munford, II (67)                   1965     Retired, formerly Vice Chairman, Executive Vice
                                                      President, Union Camp Corporation, Franklin,
                                                      Virginia. Director, Pulaski Furniture
                                                      Corporation, Universal Corporation, Mohawk
                                                      Papermill, Inc. and Caraustar Industries, Inc.
Bruce A. Walker (61)                       1977     President, Valco Graphics, Inc., a Seattle,
                                                      Washington publication and tabloid printing firm.
                                                      Formerly, Marketing Representative, Pacific
                                                      Northwest, Anderson Lithograph Company, Los
                                                      Angeles, California.

(1) All service by Cadmus directors prior to June 30, 1984 refers to service as directors of Cadmus' subsidiaries, Byrd or Washburn. At the Board's February 7, 1995 meeting, Ms. Liedtka was elected to serve on the Board as a Class III director to serve until the 1995 Annual Meeting; however, in accordance with Cadmus' Articles of Incorporation, in order to maintain the classes as nearly equal in number as possible, Ms. Liedtka has been redesignated as a Class I director nominee to serve until the 1996 annual meeting of shareholders.

EXECUTIVE OFFICERS

     For information regarding the executive officers of Cadmus, see "Executive Officers of the Registrant" at the end of Part I of this report.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

     Based on a review of the reports of changes in beneficial ownership of Common Stock and written representations furnished to Cadmus, Cadmus believes that its officers and directors filed on a timely basis the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 1995, except that inadvertently a Form 3 was filed late for Ms. Liedtka and a Form 5 was filed late for each of Messrs. Munford and Fernstrom.

FAMILY RELATIONSHIPS

     Mr. Dalton is the brother-in-law of Mr. Robinson. Mr. Dudley is the stepbrother of Mr. Stettinius.

                        ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table shows, for the fiscal years ended June 30, 1995, 1994, and 1993, all compensation paid or accrued by Cadmus to the Company's Chief Executive Officer and its four other most highly compensated executive officers whose salary and bonus for fiscal year 1995 exceed $100,000.

                           SUMMARY COMPENSATION TABLE

                                                         ANNUAL COMPENSATION (1)                LONG-TERM COMPENSATION
                                                                                   OTHER       SECURITIES     ALL OTHER
                                                                                   ANNUAL      UNDERLYING      COMPEN-
             NAME AND                                                             COMPEN-       OPTIONS/       SATION
        PRINCIPAL POSITION            YEAR     SALARY ($)(2)     BONUS ($)(3)     SATION($)     SARS(#S)       ($)(4)
C. Stephenson Gillispie, Jr.          1995       $ 297,500         $160,000             --        42,200       $ 4,500
  Chairman of the Board,              1994         290,200          150,000             --        25,000         4,497
  President, and Chief                1993         279,200           63,000             --        25,000         4,364
  Executive Officer

Michael Dinkins                       1995         182,000           90,000             --        20,800             0
  Vice President and                  1994         179,200           75,000       $115,922(5)     10,000             0
  Chief Financial Officer             1993               0                0             --             0             0

Gregory Moyer                         1995         175,000           70,000        154,177(6)     30,800             0
  Vice President -- Human             1994               0                0             --             0             0
  Resources and Quality               1993               0                0             --             0             0

John H. Phillips                      1995         165,000           83,000             --        10,800         4,500
  Vice President and Regional         1994         163,840           83,000             --        13,500         4,497
  Manufacturing Officer               1993         157,700           60,000             --         7,500         4,267

Bruce V. Thomas                       1995         156,000           82,000             --        10,800         4,500
  Vice President -- Law               1994         154,200           80,000             --        12,000         1,875
  and Development                     1993         134,200           80,000             --         8,000             0

(1) Except as reported for Messrs. Dinkins and Moyer under "Other Annual Compensation," non-cash perquisites or personal benefits are not included as such amounts did not exceed the lesser of 10% of the respective named executive officer's individual salary and bonus or $25,000.
(2) Reflects salary before pretax contribution under the Cadmus Thrift Savings Plan (the "Thrift Savings Plan").
(3) Reflects short-term incentive awards accrued for each of the three fiscal years ended June 30, 1995 under the Cadmus Executive Incentive Plan.
(4) Reflects amounts contributed or matched by Cadmus for the fiscal year ended June 30, 1995 under the Cadmus Thrift Savings Plan.
(5) Of the total amount reported as "Other Annual Compensation" for Mr. Dinkins in fiscal year 1994, $50,000 was paid as a reimbursement for the value of stock options forfeited by Mr. Dinkins when he left his previous employer to join Cadmus during fiscal year 1994, with the balance of the amount so reported attributable in the aggregate to other relocation expenses, including tax payments on moving expenses, settlement and closing costs, temporary living and travel expenses and moving expenses, each of which individually amounts to less than 25% of the total amount reported.
(6) Of the total amount reported as "Other Annual Compensation" for Mr. Moyer in fiscal year 1995, $43,311 was paid for closing costs, $65,486 for mortgage and bridge loan payments, $40,000 for discretionary expenses and $5,379 was attributable to other relocation expenses, including temporary living and travel expenses, which individually amount to less than 25% of the total amount reported.

STOCK OPTIONS

     The following table reflects grants of stock options made during the year ended June 30, 1995 to each of the named executive officers.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                                      POTENTIAL
                                                                                                     REALIZABLE
                                                                                                      VALUE AT
                                 NUMBER OF                                                         ASSUMED ANNUAL
                                 SECURITIES     PERCENTAGE OF                                      RATES OF STOCK
                                 UNDERLYING     TOTAL OPTIONS/     EXERCISE                      PRICE APPRECIATION
                                  OPTIONS        SARS GRANTED      OR BASE                           FOR OPTION
                                  GRANTED        TO EMPLOYEES       PRICE       EXPIRATION            TERM (2)
            NAME                  (#) (1)       IN FISCAL YEAR      ($/SH)         DATE           5%           10%
C. Stephenson Gillispie, Jr.       42,200               21%         $19.19      05/09/05       $509,290     $1,290,641
Michael Dinkins                    10,000                5%          16.75      11/09/04        105,340        266,952
                                   10,800                5%          19.19      05/09/05        130,340        330,306
Gregory Moyer                      20,000               10%          17.00      08/15/04        213,824        541,872
                                   10,800                5%          19.19      05/09/05        130,340        330,306
John H. Phillips                    6,400                3%          19.19      05/09/05         77,238        195,737
                                    4,400                2%          19.01      06/12/05         52,603        133,307
Bruce V. Thomas                    10,800                5%          19.19      05/09/05        130,340        330,306

(1) All grants were made under the Company's 1990 Incentive Stock Plan, as amended, and are exercisable no earlier than six months from date of grant, nor later than five years from date of grant, depending upon whether the Company's performance exceeds specific standards adopted by the Compensation Committee.
(2) The dollar amounts under these columns are the result of calculations at assumed annual rates of stock price appreciation set by the Securities and Exchange Commission. The dollar amounts shown are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.

     The following table reflects certain information regarding the exercise of stock options during the year ended June 30, 1995, as well as information with respect to unexercised options held at such date by each of the named executive officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                         NUMBER OF               VALUE OF
                                                                        UNEXERCISED            UNEXERCISED
                                                                        OPTIONS AT            "IN THE MONEY"
                                                                          FISCAL            OPTIONS AT FISCAL
                                    NUMBER OF                          YEAR END (#)            YEAR END ($)
                                 SHARES ACQUIRED        VALUE          EXERCISABLE/            EXERCISABLE/
                                 ON EXERCISE (#)     REALIZED ($)      UNEXERCISABLE          UNEXERCISABLE
C. Stephenson Gillispie, Jr.            0                 $0           107,000/42,000          $1,550,750/187,157
Michael Dinkins                         0                  0            20,000/10,800              206,690/47,898
Gregory Moyer                           0                  0            20,000/10,800              132,500/47,898
John H. Phillips                        0                  0            51,500/10,800              761,436/47,898
Bruce V. Thomas                         0                  0            20,000/10,800              286,500/47,898

DEFERRED COMPENSATION PLAN

     Effective July 1, 1995, the Board approved and established a Deferred Compensation Plan ("Deferred Compensation Plan"). The purpose of the Deferred Compensation Plan is to provide eligible employees the option of deferring current taxation on their incentive compensation awards.

     This plan provides that any employee of the Company who is covered by the Company's executive compensation plan may elect to defer receipt of all or any portion of his or her incentive compensation awards. A participating employee may elect to have amounts deferred under the plan invested in any combination of six designated T. Rowe Price investment funds;

and his or her deferred account balance is credited on a quarterly basis with earnings or loss. The Company may establish a trust to hold amounts deferred and which accumulate under the plan, but has not done so yet.

     A participating employee's account balance is fully vested at all times and normally is payable in a lump sum at a time designated by the employee. However, an employee will automatically receive payment after termination of employment for reasons other than retirement or disability; and an employee may receive an in-service withdrawal for financial hardship.

NON-QUALIFIED THRIFT PLAN

     Effective July 1, 1995, the Board approved and established a Non-Qualified Thrift Plan ("Non-Qualified Thrift Plan"). The purpose of the Non-Qualified Thrift Plan is to provide deferred compensation opportunities for eligible employees on a basis similar to that of the Thrift Savings Plan after the arbitrary limits imposed under the Thrift Savings Plan on the Company's and the employee's contributions by the Internal Revenue Code are reached.

     This plan provides that any employee of the Company who is covered by the Company's executive compensation plan may elect to defer receipt of all or any portion of his or her compensation (as defined for purposes of the Thrift Savings Plan) which could have been contributed to the Thrift Savings Plan but for certain tax law restrictions on contributions (generally, the $150,000 limit on covered compensation and the $9,240 limit on employee contributions). It provides for a Company matching contribution on an employee's contributions to the Non-Qualified Thrift Plan to the extent the employee's contributions would have received a matching contribution under the Thrift Savings Plan (currently at the rate of 50% on the first 6% of compensation contributed) but for certain tax law restrictions on contributions. It also provides for a Company profit sharing contribution to the extent any Company profit sharing contribution for the employee under the Thrift Savings Plan is limited by certain tax law restrictions on contributions.

     A participating employee may elect to have amounts deferred under the plan invested in any combination of six designated T. Rowe Price investment funds; and his or her deferred account balance is credited on a quarterly basis with earnings or loss. The Company may establish a trust to hold amounts deferred and which accumulate under the plan, but has not done so yet.

     A participating employee's account balance attributable to his or her contributions is fully vested at all times. A participating employee's account balance attributable to Company contributions is vested at the same time and in the same manner as provided in the Thrift Savings Plan (at age 65 or otherwise under a 2-to-6 year graduated vesting schedule). A participating employee's vested account balance normally is payable in a lump sum after termination of employment for any reason. However, an employee may receive an in-service withdrawal for financial hardship.

CHANGE-IN-CONTROL AGREEMENT

     Cadmus has entered into agreements with Messrs. Gillispie, Dinkins, Moyer, Phillips, Thomas, Bosher, Fernstrom, and six other managers that provide for severance payments and certain other benefits if their employment terminates after "a change in control" (as defined) of Cadmus. Payments and benefits will be paid under these agreements only if, within three years following a change in control (or such shorter period from the date of any change in control to normal retirement), the employee (i) is terminated involuntarily without "cause" (as defined) and not as a result of death, disability or normal retirement, or (ii) terminates his employment voluntarily for "good reason" (as defined). "Change in control" is defined generally to include (i) an acquisition of 20% of Cadmus' voting stock, (ii) certain changes in the composition of the Cadmus Board of Directors, (iii) shareholder approval of certain business combinations or asset sales in which Cadmus' historic shareholders hold less than 60% of the resulting or purchasing company or (iv) shareholder approval of the liquidation or dissolution of Cadmus.

     In the event of such termination following a change in control, the employee will be entitled to receive a lump sum severance payment, certain other payments and a continuation of employee welfare benefits. Severance payments under these agreements are determined by a formula that takes into account base salary, annual bonus and years of employment. Under this formula, Mr. Gillispie will be entitled to the maximum severance payment, which will be an amount equal to three times the sum of the employee's base salary and annual bonus for the year in which termination occurs, or for the year ended June 30, 1992, whichever is higher. The total amount payable to the employee may not exceed the maximum amount that may be paid without the imposition of a federal excise tax on the employee and denial of a tax deduction to the payer.

RETIREMENT BENEFITS

     PENSION PLAN. Substantially all employees of Cadmus and its participating subsidiaries who are 21 years of age or older and who are credited with at least one year of service are covered by the Cadmus Pension Plan ("Pension Plan"). The Pension

Plan is a non-contributory defined benefit pension plan under which retirement benefits are generally based on periods of active participation. For the period July 1, 1979 through June 30, 1985 a participant earned a retirement benefit expressed as an annuity for life equal to 2% of his base compensation (exclusive of non-guaranteed commissions, bonuses, overtime pay and similar payments) for each year of service. For periods after June 30, 1985, a participant earns a retirement benefit generally equal to 1.6% of his base compensation each year (limited to the inflation adjusted compensation cap each year starting July 1, 1989). Under a special rule, employees who were participants on June 30, 1985 generally accrued further benefits after June 30, 1985 and before January 1, 1992 at no less than the amount of accrual for the fiscal year ended June 30, 1985. This special rule ceased to apply effective for accruals after December 31, 1991. Prior to July 1, 1979, several different benefit formulas applied, and employees who were participants before July 1, 1979 will retain their accrued past service benefit for service before July 1, 1979 based on the benefit formulas then in effect.

     Because retirement benefits under the Pension Plan are based on career average compensation, a table showing annual retirement benefits based upon final average compensation and years of service is inappropriate and has been omitted. Based on the benefit formula in effect on and after July 1, 1985, and on the assumption that the individuals named will continue to receive, until normal retirement age, covered compensation in the same amounts paid for the fiscal year ended June 30, 1995, the estimated annual benefits which are not subject to any deduction for Social Security or other offset amount payable for the named executive officers are $62,810 for Mr. Gillispie, $58,200 for Mr. Dinkins, $61,740 for Mr. Phillips, and $66,163 for Mr. Thomas. Mr. Moyer will be eligible for participation in the plan on January 1, 1996.

     CADMUS SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. Cadmus maintains the Cadmus Supplemental Executive Retirement Plan ("SERP") to provide supplemental retirement benefits for certain key employees of Cadmus and its participating subsidiaries who are credited with at least five years of service as a group 1 employee and who are selected by the Board for participation in the SERP. The Board may waive all or any part of the five year service requirement. The SERP is a non-qualified unfunded plan which covers 17 active key employees of Cadmus and its participating subsidiaries. The retirement or death benefit payable under the SERP is a 15 year term certain annuity equal to 30% of the participant's final average (high three years out of last ten) base compensation (exclusive of non-guaranteed commissions, bonuses, overtime pay or similar payments) generally commencing at the participant's normal retirement age (which is age 65 for employees last hired prior to age 60 or otherwise is the fifth anniversary of commencement of participation). Benefits are not subject to any reduction for Social Security or other offset amount.

     The following table shows the estimated annual retirement benefits payable to SERP participants in the following average final compensation and years of service classifications assuming retirement at age 65. Average compensation under the SERP includes only the amounts set forth under "Salary" in the Summary Compensation Table.

                               PENSION PLAN TABLE

   HIGHEST 3-YEAR                       YEARS OF SERVICE
AVERAGE COMPENSATION        5          10          15        20 AND OVER
      $100,000           $ 7,500     $15,000     $22,500      $  30,000
       125,000             9,375      18,750      28,125         37,500
       150,000            11,250      22,500      33,750         45,000
       175,000            13,125      26,250      39,375         52,500
       200,000            15,000      30,000      45,000         60,000
       225,000            16,875      33,750      50,625         67,500
       250,000            18,750      37,500      56,250         75,000
       300,000            22,500      45,000      67,500         90,000
       350,000            26,250      52,500      78,750        105,000

     Credited years of service under the SERP for table as of the fiscal year ended June 30, 1995 are: Mr. Gillispie -- 18; Mr. Dinkins -- 1; Mr. Moyer -- 0; Mr. Phillips -- 20; and Mr. Thomas -- 3.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Members of the Executive Compensation and Organization Committee ("ECOC") are Messrs. Dudley, Gwynn, Munford, Robinson (Chairman), Rosenblum, and Walker. No member of the ECOC is or has been an employee of Cadmus. Furthermore, none of Cadmus' executive officers has served on the board of directors of any company of which an ECOC member is an employee except for John H. Phillips, Vice President and Regional Manufacturing Officer of Cadmus, who serves as a director of Valco Industries, Inc., a privately-held Seattle publication and tabloid printing firm, of which Bruce A. Walker, an ECOC member, is President.

     The firm of Robinson, Bradshaw & Hinson, P.A. of which Russell M. Robinson, II, a Class III director, is President, a Director, and a Shareholder, was retained to perform legal services for Cadmus during fiscal year 1995. It is anticipated that the firm will continue to provide legal services to Cadmus during fiscal year 1996.

COMPENSATION OF DIRECTORS

CASH COMPENSATION

     Each director of Cadmus who is not also an executive officer of Cadmus receives: (a) an annual retainer of $10,000; (b) $1,000 for attendance at each Board meeting; (c) $750 for attendance at each committee meeting; and (d) $300 for each conference call Board meeting in which he participates. The Chairmen of the Audit, the Executive Compensation and Organization, and the Benefits and Investment Committees each receive an additional $2,000 annually. Each director also is reimbursed for usual and ordinary expenses of meeting attendance. A director who also is an employee of Cadmus receives no additional compensation for serving as a director.

     Cadmus has in effect a plan under which directors may elect to defer their annual retainers and attendance fees generally until after the termination of their service on the Board.

NON-EMPLOYEE DIRECTOR STOCK COMPENSATION PLAN

     Under the 1992 Non-Employee Director Stock Compensation Plan, a portion of the anticipated future increases in the annual retainer will be paid in stock options. Each Director who is not an employee of Cadmus will receive an option grant covering 1,000 shares of Common Stock on August 15 of each year during the term of the Plan, with the third grant made under the Plan on August 15, 1995 at a per share exercise price of $24.0531. The options granted under the Director Plan are not exercisable for six months from date of grant except in the case of death or disability. Options that are not exercisable at the time a director's services on the Board terminates for reasons other than death, disability or retirement in accordance with Cadmus' policy will be forfeited.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 31, 1995, the number and percentage of shares of Common Stock held by persons known by Cadmus to be the owners of more than five percent of the Company's issued and outstanding Common Stock, each of the Cadmus directors and nominees for director, the executive officers named in the Summary Compensation Table, and all directors and executive officers as a group:

                                     AMOUNT AND NATURE OF         PERCENT OF
        NAME AND ADDRESS             BENEFICIAL OWNERSHIP     COMMON STOCK ISSUED
       OF BENEFICIAL OWNER           OF COMMON STOCK (1)        AND OUTSTANDING
FMR Corp. (Fidelity Investments)             472,000(2)                7.8%
Boston, Massachusetts

Robert I. Dalton, Jr.                          8,738(3)                  *
Charlotte, North Carolina

Frank Daniels, III                               500                     *
Charlotte, North Carolina

Michael Dinkins                               20,650(4)                  *
Richmond, Virginia

Lee P. Dudley                                 11,319(5)                  *
Richmond, Virginia

C. Stephenson Gillispie, Jr.                 135,302(6)                2.2%
Richmond, Virginia

Price H. Gwynn, III                           14,466                     *
Charlotte, North Carolina

Jeanne M. Liedtka                                  0                     *
Charlottesville, Virginia

Frank G. Louthan, Jr.                        150,771(7)                2.5%
Richmond, Virginia

Gregory Moyer                                 20,000(8)                  *
Richmond, Virginia

John D. Munford, II                           48,003                     *
Franklin, Virginia

John H. Phillips                              81,811(9)                1.3%
Richmond, Virginia

John C. Purnell, Jr.                           6,807                     *
Richmond, Virginia

Russell M. Robinson, II                       17,272                     *
Charlotte, North Carolina

John W. Rosenblum                              3,000                     *
Charlottesville, Virginia

Wallace Stettinius                           221,195(10)               3.6%
Richmond, Virginia

Bruce V. Thomas                               21,288(11)                 *
Richmond, Virginia

                                     AMOUNT AND NATURE OF         PERCENT OF
        NAME AND ADDRESS             BENEFICIAL OWNERSHIP     COMMON STOCK ISSUED
       OF BENEFICIAL OWNER           OF COMMON STOCK (1)        AND OUTSTANDING
Bruce A. Walker                                2,800                     *
Seattle, Washington

All Directors and
  Executive Officers as
  a Group (18 persons)                     1,240,543(12)              12.4%

   * Indicates that percent of class does not exceed one percent.

 (1) Except as otherwise indicated, each nominee, director or executive officer has sole voting and investment power with respect to the shares shown. Beneficial ownership for each non-employee director includes 2,000 shares as to which each such director holds presently exercisable options under the Non-Employee Director Stock Option Plan.

 (2) The information contained herein with respect to FMR Corp. ("Fidelity Investments") is based on a Schedule 13G filed by such corporation with the Securities and Exchange Commission, a copy of which was sent to the Company on February 13, 1995. The Schedule 13G certifies that the acquisition of such shares was in the ordinary course of business and not in connection with, or as a participant in, any transaction having the purpose or effect of changing or influencing the control of the Company.

 (3) Also includes 300 shares held by Mr. Dalton's wife as to which shares Mr. Dalton disclaims beneficial ownership.

 (4) Includes 20,000 shares as to which Mr. Dinkins holds presently exercisable options.

 (5) Also includes 516 shares held by a corporation of which Mr. Dudley is chairman, director, and majority shareholder and 8,803 shares held by a corporation of which Mr. Dudley is president and a majority shareholder.

 (6) Includes 107,000 shares as to which Mr. Gillispie holds presently exercisable options and 571 shares held for his account in the Cadmus ESOP account under the Thrift Savings Plan.

 (7) Also includes 14,298 shares held by Mr. Louthan's wife, as to which shares Mr. Louthan disclaims beneficial ownership.

 (8) Mr. Moyer holds all his shares in the form of presently exercisable options.

 (9) Includes 51,500 shares as to which Mr. Phillips holds presently exercisable options and 479 shares held for his account in the Cadmus ESOP account under the Thrift Savings Plan.

(10) Includes: (a) 185,306 shares held in an agency account by NationsBank of Virginia, N.A., as to all of which shares Mr. Stettinius is the beneficial owner; (b) 2,222 shares, also held in an agency account by NationsBank of Virginia, N.A., for Mr. Stettinius' wife, as to which shares Mr. Stettinius disclaims beneficial ownership; (c) 33,000 shares as to which Mr. Stettinius holds presently exercisable options; and (d) 667 shares held for his account in the Cadmus ESOP account under the Thrift Savings Plan.

(11) Includes 20,000 shares as to which Mr. Thomas holds presently exercisable options and 67 shares held indirectly for his account in the Cadmus ESOP account under the Thrift Savings Plan.

(12) In addition to the executive officers named in the Summary Compensation Table, the beneficial ownership shown for executive officers of Cadmus reflects shares beneficially owned by David E. Bosher, Vice President and Treasurer, and Edward B. Fernstrom, Vice President -- Information Technologies.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" presented in Item 11 of this report for information relating to Mr. Robinson's relationship to the Company.

     From time to time, Cadmus may purchase products from, or utilize services of, other corporations of which a Cadmus director is a director, officer or employee. Such transactions occur in the ordinary course of business and are not deemed material.

                                    PART IV

               ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

     The financial statements presented in Item 8 of this report and the financial statement schedules filed as part of this report are listed in the Index to Financial Statements and Schedules on page 46 hereof.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

(C) EXHIBITS

     The exhibits listed in the accompanying "Index of Exhibits" on pages 49 and 50 hereof are filed as a part of this report.

MANAGEMENT CONTRACTS OF COMPENSATORY PLANS AND ARRANGEMENTS

     Set forth below are the management contracts or compensatory plans and arrangements required to be filed as exhibits to this report pursuant to Item 14(c) hereof including their location:

Cadmus Executive Incentive Plan dated July 30, 1985 -- Form 10-K for the fiscal year ended June 30, 1985, Exhibit 10.1.

Cadmus Supplemental Executive Retirement Plan, as restated effective July 1, 1992 -- Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10.2 filed on Form SE dated September 25, 1992.

Cadmus 1984 Stock Option Plan -- Form 10-K for the fiscal year ended June 30, 1985, Exhibit 10.3.

Byrd 1983 Stock Option Plan -- Registration Statement No. 2-90742, Exhibit 10.9.

Cadmus 1992 Non-Employee Director Stock Compensation Plan -- Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10.5 filed on Form SE dated September 25, 1992.

Cadmus 1990 Long-Term Incentive Stock Plan, as amended effective August 10, 1994 -- Form 10-K for the fiscal year ended June 30, 1994, Exhibit 10.6.

Cadmus Deferred Compensation Plan, effective July 1, 1995 -- Exhibit 10.7.

Cadmus Non-Qualified Thrift Plan, effective July 1, 1995 -- Exhibit 10.8.

Employee Retention Agreement dated as of September 1, 1991, between Cadmus Communications Corporation and C. Stephenson Gillispie, Jr. -- Form 10-K for the fiscal year ended June 30, 1991, Exhibit 10.9 filed on Form SE dated September 23, 1991.

Employee Retention Agreement dated as of September 1, 1991, between Cadmus Communications Corporation and David E. Bosher -- Form 10-K for the fiscal year ended June 30, 1991, Exhibit 10.10 filed on Form SE dated September 23, 1991.

Employee Retention Agreement dated as of May 1, 1992, between Cadmus Communications Corporation and Bruce V. Thomas -- Form 10-K for the fiscal year ended June 30, 1992, Exhibit 10.11 filed on Form SE dated September 25, 1992.

Employee Retention Agreement dated as of September 1, 1991, between Cadmus Communications Corporation and John H. Phillips -- Form 10-K for the fiscal year ended June 30, 1993, Exhibit 10.12.

Employee Retention Agreement dated as of September 21, 1993, between Cadmus Communications Corporation and Michael Dinkins -- Form 10-K for the fiscal year ended June 30, 1994, Exhibit 10.12.

Employee Retention Agreement dated as of August 1, 1994, between Cadmus Communications and Gregory Moyer -- Exhibit 10.14.

Employee Retention Agreement dated as of April 12, 1995, between Cadmus Communications Corporation and Edward B. Fernstrom -- Exhibit 10.15.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of September, 1995.

                                            CADMUS COMMUNICATIONS CORPORATION

                                            /s/   C. STEPHENSON GILLISPIE, JR.

                                            C. STEPHENSON GILLISPIE, JR.
                                            CHAIRMAN OF THE BOARD, PRESIDENT,
                                            AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 14th day of September, 1995.

                   SIGNATURE                                  TITLE
/s/         C. Stephenson Gillispie, Jr.         Chairman of the Board, President, and Chief
                                                   Executive Officer (Principal Executive
      C. STEPHENSON GILLISPIE, JR.                 Officer)

/s/               Michael Dinkins                Vice President and Chief Financial Officer
                                                   (Principal Financial and Accounting Officer)
            MICHAEL DINKINS

*/s/             Robert I. Dalton, Jr.           Director
         ROBERT I. DALTON, JR.

*/s/              Frank Daniels, III             Director
           FRANK DANIELS, III

*/s/                Lee P. Dudley                Director
             LEE P. DUDLEY

*/s/             Price H. Gwynn, III             Director
          PRICE H. GWYNN, III

*/s/              Jeanne M. Liedtka              Director
           JEANNE M. LIEDTKA

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

*/s/              Wallace Stettinius            Director
             WALLACE STETTINIUS

*/s/               Bruce A. Walker              Director
              BRUCE A. WALKER

*By /s/        C. Stephenson Gillispie, Jr.
        C. STEPHENSON GILLISPIE, JR.
             *ATTORNEY-IN-FACT

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

     The Consolidated Balance Sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 1995 and 1994, and the related Consolidated Statements of Income and Cash Flows for each of the three years in the period ended June 30, 1995, including the notes thereto, are presented in Item 8 of this report. The following additional financial data should be read in conjunction with these consolidated financial statements.

                                                                       Page
Reports of Independent Public Accountants                               29

Report of Independent Public Accountants on Schedules

Financial Statement Schedules: *

     VIII -- Valuation and Qualifying Accounts

     * All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Shareholders and Board of Directors
Cadmus Communications Corporation:

     We have audited in accordance with generally accepted auditing standards, the 1995 financial statements of Cadmus Communications Corporation included in this Form 10-K and have issued our report thereon dated August 1, 1995. Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for postretirement benefits and the change in the method of accounting for income taxes as discussed in Notes 12 and 10 to the financial statements. Our audit was made for the purpose of forming an opinion on the 1995 financial statements taken as a whole. The schedule listed in the index under Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This 1995 schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         ARTHUR ANDERSEN LLP

Richmond, Virginia,
  August 1, 1995

                                                                   SCHEDULE VIII

                       CADMUS COMMUNICATIONS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

        RESERVES AND ALLOWANCES
          DEDUCTED FROM ASSET          CHARGED TO                           CHARGED TO
          ACCOUNTS: ALLOWANCE          BALANCE AT          COST AND      OTHER ACCOUNTS --    DEDUCTIONS --    BALANCE AT
         FOR DOUBTFUL ACCOUNTS     BEGINNING OF PERIOD  OTHER EXPENSES       DESCRIBE          DESCRIBE(A)    END OF PERIOD
Years Ended:
  June 30, 1993                          $ 1,898             $275              $  59(B)          $   320         $ 1,912
  June 30, 1994                            1,912              535                225(C)            1,158           1,514
  June 30, 1995                            1,514              860                 55(D)            1,276           1,153

(A) Uncollectible accounts charged off, net of recoveries.

(B) Allowance for doubtful accounts of Marblehead Communications, Inc. acquired in December 1993.

(C) Adjustments resulting from acquisition of Waverly Press in November 1993.

(D) Allowance for doubtful accounts of Cadmus Interactive acquired in September 1994, and Ronald James Direct acquired in May 1995.

                               INDEX OF EXHIBITS

3.1     Restated Articles of Incorporation of Cadmus Communications Corporation, as amended -- incorporated herein by reference from Exhibit 3.1 of the Form 10-K for the fiscal year ended June 30, 1993.

3.2     Bylaws of Cadmus Communications Corporation, as amended -- incorporated herein by reference from Exhibit 3.2, of the
        Form 10-Q for the fiscal quarter ended March 31, 1995.

4.1     Cadmus agrees to furnish to the Commission upon request any instrument with respect to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Cadmus total consolidated assets.

4.2     Note Agreement dated as of June 15, 1988 providing for the issuance of Cadmus' $20,000,000 9.76% Senior Notes due June
        30, 2000 -- incorporated herein by reference from Form SE dated September 27, 1988.

4.3     Note Purchase Agreement dated as of December 15, 1993 providing for the issuance of Cadmus' $40,000,000 6.74% Guaranteed
        Senior Notes due 2003 -- incorporated by reference from Exhibit 4.3 of the Form 10-K for the fiscal year ended June 30,
        1994.

10.1    Cadmus Executive Incentive Plan dated July 30, 1985 -- incorporated herein by reference from Exhibit 10.1 of the Form
        10-K for the fiscal year ended June 30, 1985 (Commission File No. 0-12954).

10.2    Cadmus Supplemental Executive Retirement Plan, as restated effective July 1, 1992 -- incorporated herein by reference from Exhibit 10.2 of the Form SE dated September 25, 1992.

10.3    Cadmus 1984 Stock Option Plan -- incorporated herein by reference from Exhibit 10.3 of the Form 10-K for the fiscal year ended June 30, 1985 (Commission File No. 0-12954).

10.4    Byrd 1983 Stock Option Plan -- incorporated herein by reference from Exhibit 10.9 to the Registration Statement on Form
        S-14 (Registration No. 2-90742).

10.5    Cadmus 1992 Non-Employee Director Stock Compensation Plan -- incorporated herein by reference from Exhibit 10.5 of the
        Form SE dated September 25, 1992.

10.6    Cadmus 1990 Long-Term Stock Incentive Plan, as amended effective August 10, 1994 -- incorporated by reference from
        Exhibit 10.6 of the Form 10-K for the fiscal year ended June 30, 1994.

10.7    Cadmus Deferred Compensation Plan, effective July 1, 1995 -- filed herewith.

10.8    Cadmus Non-Qualified Thrift Plan, effective July 1, 1995 -- filed herewith.

10.9    Employee Retention Agreement dated as of September 1, 1991, between Cadmus Communications Corporation and C. Stephenson
        Gillispie, Jr. -- incorporated by reference from Exhibit 10.9 of the Form SE dated September 23, 1991.

10.10   Employee Retention Agreement dated as of September 1, 1991, between Cadmus Communications Corporation and David E.
        Bosher -- incorporated herein by reference from Exhibit 10.10 of the Form SE dated September 23, 1991.

10.11   Employee Retention Agreement dated as of May 1, 1992, between Cadmus Communications Corporation and Bruce V.
        Thomas -- incorporated herein by reference from Exhibit 10.11 of the Form SE dated September 25, 1992.

10.12   Employee Retention Agreement dated as of September 1, 1991 between Cadmus Communications Corporation and John H.
        Phillips -- incorporated herein by reference from Exhibit 10.12 of the Form 10-K for the fiscal year ended June 30,
        1993.

10.13   Employee Retention Agreement dated as of September 21, 1993, between Cadmus Communications Corporation and Michael
        Dinkins -- incorporated by reference from Exhibit 10.12 of the Form 10-K for the fiscal year ended June 30, 1994.

10.14   Employee Retention Agreement dated as of August 1, 1994, between Cadmus Communications Corporation and Gregory
        Moyer -- filed herewith.

10.15   Employee Retention Agreement dated as of April 12, 1995, between Cadmus Communications Corporation and Edward B.
        Fernstrom -- filed herewith.

11.     Statement Regarding Computation of Net Income Per Share -- filed herewith.

21.     Subsidiaries of the Registrant -- filed herewith.

23.1    Consent of Arthur Andersen LLP -- filed herewith.

23.2    Consent of Coopers & Lybrand L.L.P. -- filed herewith.

24.     Powers of Attorney -- filed herewith.

27.     Financial Data Schedules -- filed herewith.