Form 10-Q
period 1995-09-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1995-11-08
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    Form 10-Q
                                  ------------
(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1995

                                       OR

    (  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number 0-12954
                           ---------------------------


                        CADMUS COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


           Virginia                                         54-1274108
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                        6620 West Broad Street, Suite 500
                            Richmond, Virginia 23230
           (Address of principal executive offices including zip code)
                           ---------------------------


               Registrant's telephone number, including area code:
                                 (804) 287-5680
                           ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995.

        Class                      Outstanding at October 31, 1995
Common Stock, $.50 Par Value                  6,066,875

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      INDEX




                                                                     Page Number


Part I.      Financial Information


             Item 1.      Financial Statements

                  Consolidated Balance Sheets --                             3
                  September 30, 1995 and June 30, 1995

                  Consolidated Statements of Income --                       4
                  Three Month Periods Ended
                  September 30, 1995 and 1994

                  Consolidated Statements of Cash Flows --                   5
                  Three Months Ended September 30, 1995 and 1994

                  Notes to Consolidated Financial Statements                 6


             Item 2.      Management's Discussion and
                          Analysis of Financial                              7
                          Condition and Results of Operations



Part II.     Other Information

             Item 6.      Exhibits and Reports on Form 8-K                  10

                          PART I. Financial Information
               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                    September 30,     June 30,
                                                        1995            1995
                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                            $    129      $    226
   Accounts receivable, net                               63,463        57,204
   Inventories                                            22,166        16,308
   Deferred income taxes                                   1,092         1,092
   Prepaid expenses and other                              1,517         1,489
                                                        --------      --------

        Total current assets                              88,367        76,319

Property, plant, and equipment (net
   of accumulated depreciation
   of $79,684 at September 30, 1995
   and $76,789 at June 30, 1995)                          86,243        84,570
Other assets                                               2,797         2,400
Goodwill and intangibles, net                              8,405         8,281
                                                        --------      --------

   Total Assets                                         $185,812      $171,570
                                                        ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                $ 15,500      $  3,775
   Current maturities of long-term debt                    2,321         2,381
   Accounts payable                                       21,003        18,818
   Accrued expenses:
      Compensation                                         7,426        10,905
      Restructuring charge                                    23           120
      Other                                                9,313         7,907
      Income taxes                                           684
                                                         --------     --------

        Total current liabilities                         56,270        43,906

Long-term debt                                            53,913        53,961
Other long-term liabilities                                7,760         7,180
Deferred income taxes                                      4,641         4,641

Shareholders' equity:
   Common stock ($.50 par value;
    authorized-16,000 shares; issued
    and outstanding shares-6,045 at
    September 30, 1995 and 6,030 at
    June 30, 1995)                                         3,022         3,015
   Capital in excess of par value                         12,565        12,448
   Retained earnings                                      47,641        46,419
                                                        --------      --------

        Total shareholders' equity                        63,228        61,882
                                                        --------      --------

        Total Liabilities and Shareholders' Equity      $185,812      $171,570
                                                        ========      ========


See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                               Three Months Ended
                                                  September 30,
                                               1995        1994
                                              ------      -----

Net sales                                     $74,673   $ 60,383
                                              -------   --------

Operating expenses
    Cost of sales                              56,803     46,631
    Selling and administrative                 13,918     10,997
                                              -------   --------

Operating income                                3,952      2,755

Interest and other (income) expenses
    Interest                                    1,422      1,267
    Other                                          57       (119)
                                              -------   --------

Income before income taxes                      2,473      1,607

Income taxes                                      957        633
                                              -------   --------


Net income                                    $ 1,516   $    974
                                              =======   ========


Net income per share                          $   .24   $    .16
                                              =======   ========

Average number of common shares outstanding     6,326      6,190
                                              =======   ========


Cash dividends per common share               $   .05   $    .05
                                              =======   ========



See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                        September 30,

                                                                                    1995            1994
                                                                                   ------          -----
Operating Activities
Net income                                                                        $ 1,516         $   974
Adjustments to reconcile net income to
   net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                   3,140           3,050
    Other, net                                                                        502             (85)
                                                                                  -------         -------

                                                                                    5,158           3,939
                                                                                  -------          ------

Changes in operating assets and liabilities,
   excluding effects of acquisitions:
    Accounts receivable                                                            (6,259)            747
    Inventories                                                                    (5,858)         (2,451)
    Accounts payable, accrued expenses, and
     income taxes                                                                     667          (1,487)
    Other, net                                                                       (277)           (561)
                                                                                  -------          ------

                                                                                  (11,727)         (3,752)

Net cash provided by (used in) operating activities                                (6,569)            187
                                                                                  -------         -------

Investing Activities
Purchases of property, plant, and equipment                                        (4,562)         (3,719)
Proceeds from sale of property and equipment                                           11           2,811
Cash paid for businesses acquired                                                    (236)           (720)
Other, net                                                                           (180)            (17)
                                                                                  -------         -------

Net cash used in investing activities                                              (4,967)         (1,645)
                                                                                  -------          ------

Financing Activities
Proceeds from short-term borrowings                                                16,725
Repayment of short-term borrowings                                                 (5,000)
Repayment of long-term borrowings                                                    (108)            (20)
Dividends paid                                                                       (302)           (300)
Proceeds from exercise of stock options                                               124             185
                                                                                  -------          ------

Net cash provided by (used in) financing activities                                11,439            (135)
                                                                                   ------          ------

Decrease in cash and cash equivalents                                                 (97)         (1,593)

Cash and cash equivalents at beginning of period                                      226           3,855
                                                                                  -------          ------

Cash and cash equivalents at end of period                                       $    129         $ 2,262
                                                                                  =======          ======


See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1. The interim financial statements are unaudited. In the opinion of management, they reflect all adjustments (which consist only of those of a normal recurring nature) necessary for a fair presentation of results for the periods indicated. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report for the year ended June 30, 1995.

 2. Net income per common share is computed based upon the weighted average number of shares outstanding during the periods presented. Shares under stock options are treated as common stock equivalents for purposes of computing primary and fully diluted net income per share.

 3. Inventories are valued at the lower of cost or market, principally using the last-in, first-out (LIFO) method (68.5% as of September 30, 1995 and 70.5% as of June 30, 1995). The first-in, first-out (FIFO) method is used to value the remaining inventories. The components of inventories were as follows (in thousands):

                                                     September 30,    June 30,
                                                         1995          1995
                Raw materials and supplies              $ 7,619      $ 6,044
                Work in process:
                    Materials                             4,292        3,270
                    Other manufacturing costs             7,941        5,315
                Finished goods                            2,314        1,679
                                                        -------      -------

                                                        $22,166      $16,308
                                                        =======      =======

4. On November 1, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of The Software Factory, Inc. (the "Software Factory") for approximately $13.5 million. The Software Factory, a provider of software packaging and media duplication services, has annual sales of approximately $11.0 million. The purchase price consisted of $2.0 million value of Cadmus common stock and $11.5 million cash payments. The cash payments consisted of a $5.5 million payment and a $0.5 million escrow deposit made at closing, and a $0.5 million holdback, with the remaining $5.0 million evidenced by a note payable to the Software Factory on January 2, 1996. The funds used to acquire the Software Factory will be provided from the proceeds of the issuance of 1.7 million shares of common stock (see Note 5).

5.   On November 7, 1995,  the Company  completed  the issuance of an additional
     1.7 million shares common stock through a public offering, resulting in net proceeds (after deducting issuance costs) of $38.7 million. The Company will use the net proceeds to (i) repay $11.2 million of 9.76% Senior Notes due June 2000, plus a $1.0 million prepayment penalty, (ii) fund the $11.8 million cash portion of the acquisition cost of the assets of the Software Factory and PeachWeb Corp., and (iii) repay approximately $8.0 million of borrowings to fund seasonal working capital needs with an interest rate of approximately 6.4% which matures at February 1997. Payment of the prepayment penalty is expected to produce an after-tax charge to net income of approximately $0.6 million in the second quarter.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales in the first quarter of fiscal 1996 increased 23.7% to $74.7 million compared to $60.4 million for the same period last year. Operating income rose to $4.0 million in 1996 from $2.8 million in 1995. Net income was $1.5 million, or $0.24 per share, in 1996, which represents an increase of 50.0% over net income of $1.0 million, or $0.16 per share, in fiscal 1995.

The following table presents the major components from the Consolidated Statements of Income as a percent of sales for the three months ended September 30, 1995 and 1994:

                                   Three Months Ended
                                     September 30,
                                1995         1994
                               ------       -----

Net sales                       100.0%      100.0%
Cost of sales                    76.1        77.2
                                -----       -----
Gross profit                     23.9        22.8
Selling and administrative       18.6        18.2
                                -----       -----
Operating income                  5.3         4.6
Interest expense                  1.9         2.1
Other (income) expenses           0.1        (0.2)
                                -----       -----
Income before income taxes        3.3         2.7
Income taxes                      1.3         1.1
                                -----       -----
Net income                        2.0%        1.6%
                                =====       =====


Sales
The Company groups sales into three business groups: printing, marketing and publishing. The table below displays net sales for each of these groups expressed as a percent of net sales:

                 Three Months Ended
                    September 30,
                 1995         1994
                ------       -----
Printing         74.0%       74.4%
Marketing        19.8        17.4
Publishing        6.2         8.2
                -----       -----
                100.0%      100.0%
                =====       =====


For the first quarter of 1996, printing and marketing sales rose 19.4% and 36.1%, respectively, while publishing sales declined 8.8%, when compared to the same period of last year. The increase in sales was broad-based, with nine of the Company's eleven product lines recording improvement. Adjusted for the impact of higher paper prices, sales increased 17.5%.

Printing Sales
The growth in printing sales for the first quarter of fiscal 1996 over fiscal 1995 was driven predominantly by strong performance from the financial printing, specialty packaging, and magazine product lines. Financial printing sales rose 155.8% due to strong equity and debt new-issue markets and increased merger activity. Specialty packaging sales increased 69.5% due to growth from existing customers. Finally, magazine sales increased 31.1% due primarily to the addition of several new accounts. In addition, research journal sales rose 7.6%. These increases in printing sales were partially offset by a lower promotional printing sales.

Marketing Sales
The increase in first quarter marketing revenues was driven primarily by a 37.9% increase in point-of-purchase revenues and a 24.9% increase in direct marketing sales. Point-of-purchase revenue increases were the result of both growth of existing accounts and the addition of several new accounts. The growth in direct marketing revenues resulted primarily from the acquisition of Ronald James Direct, Inc. in the fourth quarter of fiscal 1995. As selling synergies of this acquisition are achieved, combined with the acquisition of The Mowry Company during the first quarter of fiscal 1996, expansion of direct marketing revenues are expected to continue.

In addition, Cadmus Interactive, which was formed at the end of first quarter fiscal 1995, contributed 12.9% of the overall increase in marketing revenues. This multimedia product line, which provides state-of-the-art computer graphics available today, has attracted several Fortune 1000 customers to deliver a wide variety of presentations geared toward both marketing impact and educational programs. The Company has further expanded its capabilities in this area with the acquisition of PeachWeb Corp., a developer of Internet web sites, in October 1995.

Publishing Sales
The decline in first quarter publishing revenues was attributable to lower consumer publishing sales, which offset gains in custom publishing. The decrease in consumer publishing sales resulted from the timing of a trade show and the absence of a Tuff Stuff special edition, which were included in fiscal 1995 first quarter revenues. Custom publishing gains were the result of record advertising sales.

Costs and Other Expenses
Cost of sales decreased to 76.1% of sales for the first quarter of fiscal 1996 compared to 77.2% of sales for the same period last year. However, selling and administrative expenses increased for the first quarter of fiscal 1996 to 18.6% of sales compared to 18.2% of sales in fiscal 1995. Both the cost of sales and the selling and administrative expense ratios were positively impacted by the savings generated from reductions in the workforce related to the restructuring of the Company's composition and prepress operations which began during the first quarter of fiscal 1995. In addition, savings generated from procurement activities with rebates and freight consolidation contributed to the overall decrease in the cost of sales ratio. However, restructuring savings in selling and administrative expenses were offset by costs associated with establishing the team to service the General Electric contract, launching the project to unify Cadmus, establishing and operating a New York office for the financial communications product line, and adding a human resources and an information technologies executive.

Other (income) expenses as a percent of sales shifted from income of 0.2% of sales for fiscal 1995 first quarter to expense of 0.1% of sales for the current year first quarter. This shift was due to the sale of the Company's fifty percent ownership in Central Florida Press, L.C. during the third quarter of fiscal 1995. During the first quarter of fiscal 1995, equity income from this partnership totaled $0.2 million.

The effective income tax rate changed from 39.4% for the first quarter of fiscal 1995 to 38.7% for the same period of fiscal 1996, a decrease attributable to both higher levels of pretax income and a decrease in the overall effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter of fiscal 1996, net cash used by operating activities totaled $6.6 million, which represents a $6.8 million change from the $0.2 million provided by operating activities in the prior year first quarter. This change was driven primarily by increases in accounts receivable and inventories. The increase in accounts receivable was due to both the timing of higher sales and a slowdown in collection cycles. September accounted for approximately half of the increase in sales from the prior year first quarter. Slowdown in collections occurred primarily in Fortune 1000 companies and does not reflect a deterioration of the quality of the Company's receivable portfolio. The Company is undertaking efforts to enhance its billing processes, which are expected to improve collections. The increase in inventories was driven primarily by a $3.6 million increase in work in process which typically turns around within a quarter. In addition, finished goods and raw materials inventories were up $0.7 million and $1.6 million, respectively. Increases in all components of inventories were consistent with projected sales volume.

Net cash used in investing activities totaled $5.0 million for the first quarter of fiscal 1996 compared to $1.6 million for the first quarter of fiscal 1995. The increase was due primarily to the $2.8 million proceeds received from the fiscal 1995 sale and leaseback of property located in Tucker, Georgia.

For fiscal 1996 first quarter, net cash provided by financing activities totaled $11.4 million, which represents an $11.5 million change from the $0.1 million used in financing activities for fiscal 1995 first quarter. The change from prior year first quarter was due primarily to net proceeds from short-term borrowings of $11.7 million which were used to finance seasonal working capital needs. These short-term borrowings will be repaid from proceeds of the additional 1.7 million shares of common stock which was issued through a public offering on November 7, 1995.

Capital investment in property, plant and equipment totaled $4.6 million during the first three months of fiscal 1996. Significant projects included in this amount were deposits of approximately $1.0 million for presses for both the Richmond and Baltimore manufacturing facilities, an automated imposing platemaker for the magazine product line in Richmond, a platesetter for the Easton manufacturing facility, and a die cutter and gluer for the Charlotte manufacturing facility. For fiscal 1996, the Company projects that capital spending will total approximately $21.0 million.

Total debt at September 30, 1995 was $71.7 million, representing an $11.6 million increase from the $60.1 million at June 30, 1995. The rise in debt levels was due entirely to short-term borrowings used to fund seasonal working capital needs. The Company's debt-to-capital ratio at September 30, 1995 was 53.2% compared to 49.3% at June 30, 1995. At September 30, 1995, borrowings under the Company's $25 million revolving credit agreements totaled $15.5 million, leaving an unused balance of $9.5 million.

On November 7, 1995, the Company completed the issuance of an additional 1.7 million shares common stock through a public offering, resulting in net proceeds (after deducting issuance costs) of $38.7 million. The Company will use the net proceeds to (i) repay $11.2 million of 9.76% Senior Notes due June 2000, plus a $1.0 million prepayment penalty, (ii) fund the $11.8 million cash portion of the acquisition cost of the assets of the Software Factory and PeachWeb Corp., and
(iii) repay approximately $8.0 million of borrowings to fund seasonal working capital needs with an interest rate of approximately 6.4% which matures at February 1997. Payment of the prepayment penalty is expected to produce an after-tax charge to net income of approximately $0.6 million in the second quarter.

                           PART II. Other Information


Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits:
                                   Description

            Exhibit 11          Statement Regarding Computation of Net Income
                                    per Share

            Exhibit 27          Financial Data Schedules


      b. Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              CADMUS COMMUNICATIONS CORPORATION


Date:   November 8, 1995
                                               /s/ C. Stephenson Gillispie, Jr.
                                                   C. Stephenson Gillispie, Jr.
                                                   Chairman, President, and
                                                   Chief Executive Officer



Date:   November 8, 1995

                                              /s/ Michael Dinkins
                                                  Michael Dinkins
                                                  Vice President and Chief
                                                  Financial Officer