Form 10-Q
period 1995-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 1996-02-14
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(MARK ONE)
      ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1996.

            CLASS                               OUTSTANDING AT JANUARY 31, 1996
Common Stock, $.50 Par Value                               7,872,806

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      INDEX



                                                                                      Page
                                                                                     Number

Part I.      Financial Information

             Item 1.  Financial Statements

                      Consolidated Balance Sheets --                                     3
                         December 31, 1995 and June 30, 1995

                      Consolidated Statements of Income --                               4
                         Three and Six-Month Periods Ended
                         December 31, 1995 and 1994

                      Consolidated Statements of Cash Flows --                           5
                         Six Months Ended December 31, 1995 and 1994

                      Notes to Consolidated Financial Statements                         6

             Item 2.  Management's Discussion and Analysis of Financial                  8
                      Condition and Results of Operations



Part II.     Other Information

             Item 4.  Submission of Matters to a Vote of Security Holders               12

             Item 6.  Exhibits and Reports on Form 8-K                                  12

                          PART I. Financial Information
               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                                               December 31,         June 30,
                                                                                                  1995                1995
                                                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                   $   2,710           $     226
   Accounts receivable, net                                                                       71,620              57,204
   Inventories                                                                                    21,827              16,308
   Deferred income taxes                                                                           1,092               1,092
   Prepaid expenses and other                                                                      2,310               1,489
                                                                                                --------            --------

        Total current assets                                                                      99,559              76,319

Property, plant, and equipment (net of accumulated depreciation
   of $81,299 at December 31, 1995 and $76,789 at June 30, 1995)                                  92,104              84,570
Other assets                                                                                       3,497               2,400
Goodwill and intangibles, net                                                                     21,016               8,281
                                                                                                --------            --------

   Total Assets                                                                                 $216,176            $171,570
                                                                                                 =======             =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                                                           $   3,775
   Note payable - The Software Factory                                                         $   5,000
   Current maturities of long-term debt                                                              121               2,381
   Accounts payable                                                                               24,457              18,818
   Accrued expenses:
      Compensation                                                                                 8,329              10,905
      Other                                                                                       13,964               7,907
      Income taxes                                                                                   948
      Restructuring charge                                                                            40                 120
                                                                                                --------           ---------

        Total current liabilities                                                                 52,859              43,906

Long-term debt                                                                                    44,903              53,961
Other long-term liabilities                                                                        8,111               7,180
Deferred income taxes                                                                              4,641               4,641

Shareholders' equity:
   Common stock ($.50 par value; authorized-16,000 shares; issued and outstanding
      shares-7,872 at December 31, 1995 and 6,030 at June 30, 1995)                                3,935               3,015
   Capital in excess of par value                                                                 52,538              12,448
   Retained earnings                                                                              49,189              46,419
                                                                                                --------            --------

        Total shareholders' equity                                                               105,662              61,882
                                                                                                --------            --------

        Total Liabilities and Shareholders' Equity                                              $216,176            $171,570
                                                                                                 =======             =======


See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                                      Three Months Ended                      Six Months Ended
                                                           December 31,                          December 31,

                                                     1995               1994                1995           1994
                                                    ------             ------             --------       ------
Net sales                                           $85,835           $67,237              $160,508        $127,620

Operating expenses
    Cost of sales                                    65,090            50,444               121,893          97,075
    Selling and administrative                       14,988            12,555                28,906          23,552
                                                     ------            ------               -------        --------

Operating income                                      5,757             4,238                 9,709           6,993

Interest and other (income) expenses
    Interest                                          1,395             1,473                 2,817           2,740
    Other                                               (23)             (179)                   34            (298)
                                                   --------           -------             ---------       ---------

Income before income taxes                            4,385             2,944                 6,858           4,551

Income taxes                                          1,649             1,160                 2,606           1,793
                                                    -------           -------              --------       ---------

Income before extraordinary item                      2,736             1,784                 4,252           2,758

Extraordinary loss on debt prepayment, net
    of $487 tax benefit                                 795                                     795
                                                    -------         ---------              --------

Net income                                         $  1,941          $  1,784             $   3,457      $    2,758
                                                    =======           =======              ========       =========

EARNINGS PER SHARE:

    Income before extraordinary item              $     .38          $    .29            $      .62      $      .45

    Extraordinary loss on debt prepayment, net          .12                                     .12
                                                   --------         ---------             ---------

    Net income per share                          $     .26         $     .29            $      .50     $       .45
                                                   ========          ========             =========      ==========


Average number of common shares outstanding           7,458             6,195                 6,886           6,191
                                                    =======           =======              ========       =========


Cash dividends per common share                    $     .05        $     .05            $      .10     $       .10
                                                    ========         ========             =========      ==========



See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                         December 31,

                                                                                    1995            1994
                                                                                   ------          -----
OPERATING ACTIVITIES
Net income                                                                        $ 3,457         $ 2,758
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Extraordinary loss on debt prepayment                                             795
    Depreciation and amortization                                                   6,443           5,989
    Other, net                                                                        786             265
                                                                                  -------         -------

                                                                                   11,481           9,012
                                                                                  -------          ------
Changes in operating assets and liabilities, excluding effects of acquisitions:
    Accounts receivable                                                           (11,008)           (396)
    Inventories                                                                    (5,129)         (2,765)
    Accounts payable, accrued expenses, and income taxes                            7,300            (732)
    Other, net                                                                     (1,144)           (187)
                                                                                 --------          ------

                                                                                   (9,981)         (4,080)

Net cash provided by operating activities                                           1,500           4,932
                                                                                  -------         -------

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                                       (11,880)         (9,732)
Proceeds from sale of property and equipment                                          104           2,811
Cash paid for businesses acquired                                                  (8,334)           (902)
Cash deposited in escrow for business acquired                                       (500)
Other, net                                                                           (287)            547
                                                                                  -------         -------

Net cash used in investing activities                                             (20,897)         (7,276)
                                                                                 --------          ------

FINANCING ACTIVITIES
Proceeds from short-term borrowings                                                27,500           5,695
Repayment of short-term borrowings                                                (31,275)         (5,300)
Proceeds from long-term borrowings                                                                    171
Repayment of long-term borrowings                                                 (11,318)            (34)
Penalty on early extinguishment of debt                                            (1,282)
Proceeds from stock offering, net                                                  38,684
Dividends paid                                                                       (696)           (600)
Proceeds from exercise of stock options                                               326             252
Other, net                                                                            (58)
                                                                                  -------

Net cash provided by financing activities                                          21,881             184
                                                                                   ------          ------

Increase (decrease) in cash and cash equivalents                                    2,484          (2,160)

Cash and cash equivalents at beginning of period                                      226           3,855
                                                                                  -------          ------

Cash and cash equivalents at end of period                                       $  2,710         $ 1,695
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

 2. Net income per common share is computed based upon the weighted average number of shares outstanding during the periods presented. Shares issuable upon exercise of currently exercisable stock options are treated as common stock equivalents for purposes of computing primary and fully diluted net income per share.

 3. Inventories are valued at the lower of cost or market, principally using the last-in, first-out (LIFO) method (66.4% as of December 31, 1995 and 70.5% as of June 30, 1995). The first-in, first-out (FIFO) method is used to value the remaining inventories. The components of inventories were as follows (in thousands):

                                    December 31,        June 30,
                                       1995              1995

Raw materials and supplies           $ 8,140           $ 6,044
Work in process:
    Materials                          4,605             3,270
    Other manufacturing costs          7,058             5,315
Finished goods                         2,024             1,679
                                      ------            ------

                                     $21,827           $16,308
                                      ======            ======

4. On November 1, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of The Software Factory, Inc. (the "Software Factory"). The Software Factory provides software packaging and media duplication services and has annual sales of approximately $11.0 million. The purchase price of $13.9 million consisted of $2.0 million value of Cadmus common stock and $11.9 million in cash payments. The Company issued 79,681 common shares to the Software Factory shareholders based on an agreed upon share price of $25.10. The cash payments included $0.5 million deposited in escrow at closing and $6.4 million cash disbursed. The remaining $5.0 million is evidenced by a note payable to the Software Factory due January 1996. This note was paid in January 1996.

    The following unaudited pro forma consolidated financial information combines the results of the Software Factory as if they had been acquired as of the beginning of the periods presented. The periods presented include the impact of the following adjustments: amortization of the costs in excess of the net assets acquired over twenty years and income taxes on the earnings at an effective tax rate of 38.0% and 38.7% for the six months ended December 31, 1995 and 1994, respectively, since the Software Factory qualified as an "S" corporation which previously had no income tax expense.

                                                                        Six Months Ended December 31,
                                                                         1995                     1994

    Net sales                                                          $164,360                 $133,016
    Income before extraordinary item                                      4,641                    3,228
    Net income                                                            3,846                    3,228

    Earnings per share:
       Income before extraordinary item                              $      .68               $      .51
       Net income                                                           .56                      .51

    The pro forma financial information is not necessarily indicative of what would actually have occurred if the acquisition took place at the beginning of the periods presented, nor is it intended to be indicative of future results.

    On December 18, 1995, the Company acquired the assets of the Atlanta division of Encryption Technology Corporation ("ETC") for approximately $2.3 million in cash payments. ETC provides software packaging, media duplication, and documentation services. The cash payments consisted of $1.3 million paid at closing and $1.0 million paid in February 1996.

    In July 1995, Cadmus acquired the assets of Na-Tex, Inc. ("Na-Tex"), the publisher of Collector's World of Racing (subsequently renamed RPM). In September 1995, the Company acquired certain assets of The Mowry Company ("Mowry"), a direct marketing agency located in Long Beach, California. In October 1995, the Company acquired the assets of PeachWeb Corp. ("PeachWeb"), a developer of Internet web sites. The Na-Tex, Mowry, and PeachWeb acquisitions were not material, either individually or in the aggregate, to the Company's financial statements.

    All acquisitions were accounted for under the purchase method and, accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values, with the excess of purchase price over the fair value amortized by the straight-line method over twenty years. The funds used to acquire the Software Factory, ETC, and PeachWeb were provided from the proceeds of the issuance of 1.725 million shares of common stock (see Note 6).

5. On December 14, 1995, the Company retired $11.2 million principal of 9.76% Senior Notes due June 2000, and recorded a $1.3 million ($0.8 million after tax) extraordinary loss relating to the early retirement of this debt. The funds used for the debt retirement were provided from the proceeds of the issuance of 1.725 million shares of common stock (see Note 6).

    On January 5, 1996, the Company entered into an agreement for a revolving credit facility of $85 million with its four major banks, replacing the former lines of credit. This new unsecured line of credit has a five-year term expiring January 2001. The Company has the following interest rate options: (i) adjusted LIBOR, (ii) the higher of the prime rate or one-half of one percent above the federal funds rate or (iii) money market rate. This agreement also requires an annual facility fee between 0.125% and 0.20% of the facility based on the Company's ratio of funded debt to total capital.

6.  On November 7, 1995,  the Company  completed  the issuance of an  additional
    1.725 million shares of common stock through a public offering, resulting in net proceeds (after deducting issuance costs) of $38.7 million. The Company used the net proceeds to (i) repay $11.2 million of 9.76% Senior Notes due June 2000, plus a $1.3 million prepayment penalty, (ii) fund the $14.5 million cash portion of the acquisition cost of the assets of the Software Factory, ETC, and PeachWeb Corp., and (iii) repay short-term borrowings used to fund seasonal working capital needs with an interest rate.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
Net sales for the second quarter of fiscal 1996 increased 27.7% to $85.8 million compared to $67.2 million for the second quarter last year. Operating income for the second quarter rose to $5.7 million in fiscal 1996 from $4.2 million for the same period of fiscal 1995. Income before extraordinary item was $2.7 million, or $.38 per share, for the second quarter which represents a 50.0% increase from fiscal 1995 income before extraordinary item of $1.8 million, or $.29 per share. There were 7,458,000 average outstanding shares for the second quarter of fiscal 1996, compared to 6,195,000 average outstanding shares for the same period of last year. This increase reflects shares issued in connection with the Company's equity offering completed on November 7, 1995.

For the six-month period ended December 31, 1995, net sales increased to $160.5 million up 25.8% from $127.6 million for the same period of fiscal 1995. Operating income increased for the first six months of fiscal 1996 to $9.7 million up from $7.0 million for the same period of fiscal 1995. Income before extraordinary item was $4.3 million, or $.62 per share, for the six months ending December 31, 1995. This represents a 53.6% increase from fiscal 1995 income before extraordinary item of $2.8 million, or $.45 per share. There were 6,886,000 average outstanding shares for the second quarter of fiscal 1996 compared to 6,191,000 average outstanding shares for the same period of last year.

Net income for the second quarter and for the six months ended December 31, 1995, included an $0.8 million extraordinary loss resulting from the prepayment of $11.2 million of 9.76% Senior Notes. After this extraordinary item, net income was $1.9 million, or $.26 per share, compared to $1.8 million, or $.29 per share, for the second quarter of fiscal 1996 and 1995, respectively. Net income for the first six months of fiscal 1996 was $3.5 million, or $.50 per share, compared to $2.8 million, or $.45 per share, for the same period of fiscal 1995.

The following table presents the major components from the Consolidated Statements of Income as a percent of sales for the three and six-month periods ended December 31, 1995 and 1994:

                                                            Three Months Ended             Six Months Ended
                                                                December 31,                  December 31,

                                                             1995         1994              1995         1994
                                                           --------     --------          --------     ------

      Net sales                                             100.0%       100.0%            100.0%       100.0%
      Cost of sales                                          75.8         75.0              75.9         76.1
                                                          -------      -------           -------       ------
      Gross profit                                           24.2         25.0              24.1         23.9
      Selling and administrative                             17.5         18.7              18.0         18.4
                                                          -------      -------           -------      -------
      Operating income                                        6.7          6.3               6.1          5.5
      Interest expense                                        1.6          2.2               1.8          2.1
      Other (income) expenses                                 0.0         (0.3)              0.0         (0.2)
                                                          -------      -------           -------      -------
      Income before income taxes                              5.1          4.4               4.3          3.6
      Income taxes                                            1.9          1.7               1.6          1.4
                                                          -------      -------           -------      -------
      Income before extraordinary item                        3.2          2.7               2.7          2.2
      Extraordinary loss on debt prepayment, net              0.9                            0.5
                                                          -------     --------          --------      -------
      Net income                                              2.3%         2.7%              2.2%         2.2%
                                                           =======      =======           =======      =======



SALES
The Company groups sales into three business groups: printing, marketing, and publishing. The table below displays net sales for each of these groups expressed as a percent of net sales:


                                            Three Months Ended                  Six Months Ended
                                                December 31,                       December 31,

                                             1995           1994                  1995           1994
                                            ------         ------                ------         -----

           Printing                           69.9%          75.1%                71.8%          74.4%
           Marketing                          23.0           18.2                 21.5           18.2
           Publishing                          7.1            6.7                  6.7            7.4
                                             ------         ------               ------         ------
                                             100.0%         100.0%               100.0%         100.0%
                                             =====          =====                =====          =====

Sales increased in each business group for both the three and six-month periods of fiscal 1996 compared to the same periods of fiscal 1995 as follows: printing 15.6% and 18.0% increases; marketing 56.0% and 43.9% increases; and publishing 32.2% and 10.7% increases. Adjusted for acquisitions and the cessation of operations of Sports Marketing and Kids Link in June 1995, overall marketing sales were up 37.9% for the second quarter and 32.9% for the first six months of fiscal 1996.

PRINTING SALES
The increase in printing sales for both the second quarter and six-month period ended December 31, 1995, compared to the same periods in fiscal 1995, was attributable to growth in each of the five printing product lines. Strong performance in the current fiscal year in the financial communications (81.3% and 110.0% increases), magazines (28.9% and 31.2% increases) and research journals (3.0% and 5.2% increases) product lines accounted for 86.8% of the growth in printing sales. Sales in the financial communications product line rose due to strong equity and debt new-issue markets, increased merger activity, and increased mutual fund business. Sales growth in the magazines product line is a result of the addition of several new accounts.

MARKETING SALES
The increase in marketing revenues for the second quarter and first six months of fiscal 1996 compared to the same periods in fiscal 1995, was driven primarily by increases in point-of-purchase revenues (26.7% and 28.2% increases), direct marketing sales (65.1% and 45.3% increases), and catalog photography and design revenues (76.2% and 59.9% increases). In addition, the introduction of the software replication product line through the acquisition of The Software Factory during the second quarter boosted marketing revenues. Point-of-purchase revenue increases were the result of both growth in existing accounts and the addition of several new accounts, primarily in the quick service restaurant division. The growth in direct marketing revenues resulted primarily from the acquisition of Ronald James Direct, Inc. in the fourth quarter of fiscal 1995 and the acquisition of The Mowry Company in the first quarter of fiscal 1996.

In addition, Cadmus Interactive, which was formed at the end of first quarter fiscal 1995, contributed 4.2% and 7.3% of the overall increase in marketing revenues for the three and six-month periods ended December 31, 1995, respectively. This multimedia product line, which provides state-of-the-art computer graphics, has attracted several Fortune 1000 customers to deliver a wide variety of presentations aimed toward both marketing impact and educational programs. The Company has further expanded its capabilities in this area with the acquisition of PeachWeb Corp., a developer of Internet web sites, in October 1995.

PUBLISHING SALES
After a slight decline in first quarter of fiscal 1996, publishing revenues rose 32.2% in the second quarter resulting in an increase of 10.7% for the first six months of this fiscal year compared to the first six months of fiscal 1995. The increase in publishing revenues was attributable to increases for the custom publishing product line of 78.1% and 43.8% for the second quarter and first six months of fiscal 1996, respectively. These increases are due to the addition of several new accounts combined with record advertising sales. The growth in advertising sales was the result of the SkyBuy program introduced in the second quarter of fiscal 1996 which expands in-flight readership through a partnering of Cadmus and Continental Airlines with TWA and America West. The consumer publishing product line posted a gain for the second quarter; however, sales were down slightly for the first six months of fiscal 1996. The decrease in consumer publishing sales for the first six months resulted from the timing of a trade show and the absence of a Tuff Stuff special edition, which were included in fiscal 1995 first quarter revenues. Consumer publishing revenues are expected to remain relatively flat as the Company looks to expand the circulation of the new RPM and publication of Mid-Atlantic Soccer! has been suspended. In addition to expanding the circulation of RPM, the Company will continue to produce various special issues targeted toward niche markets such as Gamer, for gaming card collectors, Kenner, for Kenner figurine collectors, and Grid Iron, for football enthusiasts.

COSTS AND OTHER EXPENSES
Cost of sales for the second quarter of fiscal 1996 were up by 0.8% of sales. However, selling and administrative expenses decreased by 1.2% of sales for the second quarter. The increase in the cost of sales and the decrease in the selling and administrative expenses as a percent of sales are a result of a change in the sales mix combined with various capacity issues which resulted in a higher level of outsourcing.

Cost of sales decreased to 75.9% of sales for the first six months of fiscal 1996 compared to 76.1% of sales for the same period last year. Selling and administrative expenses also decreased for the first six months of fiscal 1996 to 18.0% of sales compared to 18.4% of sales in fiscal 1995. Both the cost of sales and the selling and administrative expense ratios were positively impacted by the savings generated from reductions in the workforce related to the restructuring of the Company's composition and prepress operations which began during the first quarter of fiscal 1995. In addition, savings generated from procurement activities with rebates and freight consolidation contributed to the overall decrease in the cost of sales ratio. However, restructuring savings in selling and administrative expenses were offset somewhat by costs associated with establishing the team to service the General Electric contract, launching the project to unify Cadmus, establishing and operating a New York office for the financial communications product line, and adding human resources and information technologies executives and support staff.

Other (income) expenses as a percent of sales shifted from income of 0.3% and 0.2% of sales for the second quarter and first six months, respectively of fiscal 1995 to zero percent for the current year. This shift was due to the sale of the Company's fifty percent ownership in Central Florida Press, L.C. during the third quarter of fiscal 1995. During the second quarter and first six months of fiscal 1995, equity income from this partnership totaled $0.2 million and $0.4 million, respectively.

The effective income tax rate changed from 39.4% for the second quarter and first six months of fiscal 1995 to 38.0% for the same period of fiscal 1996, a decrease attributable to both higher levels of pretax income and a decrease in the overall effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

For the six-month period, net cash provided by operating activities declined from $4.9 million for fiscal 1995 to $1.5 million for fiscal year 1996. This decrease resulted primarily from an $11.0 million increase in accounts receivable and a $5.1 million increase in inventories, somewhat offset by a $7.3 million increase in accounts payable, accrued expenses and income taxes. The increase in accounts receivable was due to both the timing of higher sales and a slowdown in collection cycles. September accounted for approximately half of the increase in sales from the prior year first quarter. Slowdown in collections occurred primarily in Fortune 1000 companies and does not reflect a deterioration of the quality of the Company's receivable portfolio. The Company is undertaking efforts to enhance its billing processes, which are expected to improve collections. The $5.1 million increase in inventory levels was driven primarily by a $3.1 million increase in work in process which typically turns around within a quarter. In addition, finished goods and raw materials inventories were up $0.3 million and $2.1 million, respectively. Increases in all components of inventories were consistent with projected sales volume.

Net cash used in investing activities totaled $20.9 million for the first six months of fiscal 1996 compared to $7.3 million for the same period of fiscal 1995. The increase was due primarily to $8.8 million cash paid in connection with acquisitions during the current fiscal year.

For the first six months of fiscal 1996, net cash provided by financing activities totaled $21.9 million, which represents a $21.7 million change from the $0.2 million used in financing activities for the first six months of fiscal 1995. The change from prior year was due to $38.7 in net proceeds received from the issuance of 1.725 million shares of common stock, partially offset by the use of these funds to repay $11.2 million of 9.76% Senior Notes and the $1.3 million prepayment penalty, and to repay short-term borrowings which were used to finance seasonal working capital needs.

Capital investment in property, plant, and equipment totaled $11.9 million during the first six months of fiscal 1996. Significant projects included in this amount were presses for both the Richmond and Baltimore manufacturing facilities, various prepress equipment, an automated imposing platemaker for the magazine product line in Richmond, a platesetter for the Easton manufacturing facility, and a die cutter and gluer for the Charlotte manufacturing facility. For fiscal 1996, the Company projects that capital spending will total approximately $21.0 million.

Total debt at December 31, 1995 was $45.0 million, representing a $15.1 million decrease from the $60.1 million at June 30, 1995. The decline in debt levels was due to the repayment of 9.76% Senior Notes and short-term borrowings used to fund seasonal working capital needs. The Company's debt-to-capital ratio at December 31, 1995 was 32.1% compared to 49.3% at June 30, 1995. At December 31, 1995, there were no borrowings under the Company's $25 million revolving credit agreements.

On January 5, 1996, the Company entered into an agreement for a revolving credit facility of $85 million with its four major banks, replacing the former lines of credit. This new unsecured line of credit has a five-year term expiring January 2001. The Company has the following interest rate options: (i) adjusted LIBOR,
(ii) the higher of the prime rate or one-half of one percent above the federal funds rate or (iii) money market rate. This agreement also requires an annual facility fee between 0.125% and 0.20% of the facility based on the Company's ratio of funded debt to total capital.

On November 7, 1995, the Company completed the issuance of an additional 1.725 million shares of common stock through a public offering, resulting in net proceeds (after deducting issuance costs) of $38.7 million. The Company used the net proceeds to (i) repay $11.2 million of 9.76% Senior Notes due June 2000, plus a $1.3 million prepayment penalty, (ii) fund the $14.5 million cash portion of the acquisition cost of the assets of the Software Factory, ETC, and PeachWeb Corp., and (iii) repay short-term borrowings used to fund seasonal working capital needs with an interest rate of approximately 6.4% which mature at February 1997.

                           PART II. Other Information


Item 4.      Submission of Matters to a Vote of Security Holders

     (a) At the 1995 Annual Meeting of Shareholders of the Company ("Annual Meeting") held on November 8, 1995, 5,536,207 shares of the Company's outstanding common stock were present in person or by proxy and entitled to vote.

     (b) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:


             (1) Election of Directors. Each nominee for director was elected, having received the following vote:

 Nominee                              For          Withheld      Broker Non-vote

 Price H. Gwynn, III               5,530,179          6,028             0
 John C. Purnell, Jr.              5,530,395          5,812             0
 Russell M. Robinson, II           5,530,695          5,512             0
 John W. Rosenblum                 5,530,687          5,520             0
 Jeanne M. Liedtka                 5,528,508          7,699             0


             (2) Ratification of designation of Arthur Andersen LLP as independent public accountants for the current year. Designation of the auditors was ratified, having received the following vote:

                  For:                              5,521,960
                  Against:                              3,814
                  Abstain:                             10,433
                  Broker Non-vote:                          0

Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits:
                                                   Description

             Exhibit 11                     Statement Regarding Computation
                                            of Net Income per Share

             Exhibit 27                     Financial Data Schedule


     (b)     Reports on Form 8-K:

             (1) The Company filed a Form 8-K, dated October 16, 1995, to report the acquisition of The Mowry Company, PeachWeb Corp., and The Software Factory, Inc., including the financial statements of The Software Factory, Inc. and Cadmus proforma financial statements as of June 30, 1995.

             (2) The Company filed a Form 8-K, dated October 24, 1995, reporting fiscal year 1996 first quarter earnings.

             (3) The Company filed a Form 8-K, dated November 8, 1995, reporting the consummation of the purchase of the assets of The Software Factory, Inc.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CADMUS COMMUNICATIONS CORPORATION


Date:   February 14, 1996
                                 /s/ C. Stephenson Gillispie, Jr.
                                C. Stephenson Gillispie, Jr.
                                Chairman, President, and Chief Executive Officer



Date:   February 14, 1996

                                 /s/ Michael Dinkins
                                 Michael Dinkins
                                 Vice President and Chief Financial Officer