Form 10-Q
period 1996-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 1996-05-10
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    Form 10-Q

                                  ------------
(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

                                       OR

    (  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _____ to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996.

           Class                         Outstanding at April 30, 1996
Common Stock, $.50 Par Value                       7,907,556

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page Number

Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets --                          3
                      March 31, 1996 and June 30, 1995

                   Consolidated Statements of Income --                    4
                      Three and Nine-Month Periods Ended
                      March 31, 1996 and 1995

                   Consolidated Statements of Cash Flows --                5
                      Nine Months Ended March 31, 1996 and 1995

                   Notes to Consolidated Financial Statements              6

          Item 2.  Management's Discussion and Analysis of Financial       8
                   Condition and Results of Operations

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                      12

                          PART I. Financial Information
               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                              March 31,            June 30,
                                                                                1996                 1995
                                                                             ------------         -----------
                                                                             (Unaudited)
ASSETS
Current assets:

   Cash and cash equivalents                                                $      2,460         $       226
   Accounts receivable, net                                                       69,106              57,204
   Inventories                                                                    20,426              16,308
   Deferred income taxes                                                           1,092               1,092
   Prepaid expenses and other                                                      3,964               1,489
                                                                             ------------         -----------
        Total current assets                                                      97,048              76,319

Property, plant, and equipment (net of accumulated depreciation
   of $84,222 at March 31, 1996 and $76,789 at June 30, 1995)                     94,433              84,570
Other assets                                                                       3,764               2,400
Goodwill and intangibles, net                                                     21,417               8,281
                                                                             ------------         -----------
   Total Assets                                                             $    216,662         $   171,570
                                                                             ============         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Short-term borrowings                                                           7,000               3,775
   Current maturities of long-term debt                                              121               2,381
   Accounts payable                                                               21,894              17,907
   Book overdraft                                                                  3,812                 911
   Accrued expenses:

      Compensation                                                                 8,871              10,905
      Other                                                                       10,794               7,907
      Income taxes                                                                   897                   0
      Restructuring charge                                                            40                 120
                                                                             ------------         -----------

        Total current liabilities                                                 53,429              43,906

Long-term debt                                                                    43,765              53,961
Other long-term liabilities                                                        8,495               7,180
Deferred income taxes                                                              4,641               4,641

Shareholders' equity:

   Common stock ($.50 par value; authorized-16,000 shares;
      issued and outstanding shares-7,908 at March 31, 1996
      and 6,030 at June 30, 1995)                                                  3,953               3,015
   Capital in excess of par value                                                 52,825              12,448
   Retained earnings                                                              49,554              46,419
                                                                             ------------         -----------

        Total shareholders' equity                                               106,332              61,882
                                                                             ------------         -----------

        Total Liabilities and Shareholders' Equity                          $    216,662         $   171,570
                                                                             ============         ===========



See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended                  Nine Months Ended
                                                              March 31,                          March 31,
                                                    -----------------------------       ----------------------------
                                                      1996                1995            1996              1995
                                                    ----------          ---------       ----------       -----------
Net sales                                          $   84,361          $  74,846       $  244,870       $   202,466

Operating expenses
    Cost of sales                                      66,576             55,408          188,469           152,483
    Selling and administrative                         15,505             13,956           44,411            37,508
                                                    ----------          ---------       ----------       -----------

Operating income                                        2,280              5,482           11,990            12,475

Interest and other (income) expenses
    Interest                                              955              1,323            3,772             4,063
    Other                                                 106                260              141              (38)
                                                    ----------          ---------       ----------       -----------

Income before income taxes                              1,219              3,899            8,077             8,450

Income taxes                                              465              1,831            3,071             3,624
                                                    ----------          ---------       ----------       -----------

Income before extraordinary item                          754              2,068            5,006             4,826

Extraordinary loss on early
    extinguishment of debt, net of taxes                                                     (795)
                                                    ----------          ---------       ----------       -----------

Net income                                         $      754          $   2,068       $    4,211       $     4,826
                                                    ==========          =========       ==========       ===========


Earnings per share:

Income before extraordinary item                   $      .09          $     .33       $      .69       $       .78

Extraordinary loss on early
    extinguishment of debt, net of taxes                                                     (.11)
                                                    ----------          ---------       ----------       -----------

Net income                                         $      .09          $     .33       $      .58       $       .78
                                                    ==========          =========       ==========       ===========

Average number of common shares
    outstanding                                         8,169              6,195            7,299             6,189
                                                    ==========          =========       ==========       ===========

Cash dividends per  common share                   $      .05          $     .05       $      .15       $       .15
                                                    ==========          =========       ==========       ===========

See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                    ----------------------------
                                                                                      1996              1995
                                                                                    ----------       -----------
Operating Activities

Net income                                                                         $     4,211      $     4,826
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                      10,040            8,913
     Extraordinary loss on debt prepayment                                                 795
     Other, net                                                                          1,163              636
                                                                                    ----------       -----------

                                                                                        16,209           14,375
                                                                                    ----------       -----------
Changes in operating assets and liabilities, excluding effects of acquisitions:

    Accounts receivable                                                                 (8,584)          (8,349)
    Inventories                                                                         (2,645)          (6,336)
    Accounts payable, accrued expenses, and income taxes                                 4,252            7,512
    Other, net                                                                          (3,827)            (563)
                                                                                    ----------       -----------

                                                                                       (10,804)          (7,736)
                                                                                    ----------       -----------

Net cash provided by operating activities                                                5,405            6,639
                                                                                    ----------       -----------
Investing Activities
Purchases of property, plant, and equipment                                            (17,884)         (16,929)
Proceeds from sale of property and equipment                                               355            3,741
Cash paid for businesses acquired                                                      (15,393)          (1,080)
Proceeds from sale of unconsolidated joint venture                                                        6,800
Proceeds from life insurance loans                                                                        2,939
Other, net                                                                                (682)            (667)
                                                                                    ----------       -----------

Net cash used in investing activities                                                  (33,604)          (5,196)
                                                                                    ----------       -----------

Financing Activities
Proceeds from short-term borrowings                                                     33,725            6,800
Repayment of short-term borrowings                                                     (30,500)          (6,800)
Repayment of long-term debt                                                             (1,256)          (1,150)
Retirement of long-term debt                                                           (11,200)
Penalty on early extinguishment of debt                                                 (1,282)
Increase/(decrease) in book overdraft                                                    2,901           (1,700)
Dividends paid                                                                          (1,090)            (901)
Proceeds from stock offering, net                                                       38,684
Proceeds from exercise of stock options                                                    631              367
Other, net                                                                                (180)             113
                                                                                    ----------       -----------

Net cash provided by (used in) financing activities                                     30,433           (3,271)
                                                                                    ----------       -----------

Increase (decrease) in cash and cash equivalents                                         2,234           (1,828)

Cash and cash equivalents at beginning of period                                           226            3,855
                                                                                    ----------       -----------

Cash and cash equivalents at end of period                                         $     2,460      $     2,027
                                                                                    ==========       ===========


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

 2. Net income per common share is computed based upon the weighted average number of shares outstanding for each period presented. Shares issuable upon exercise of currently exercisable stock options are treated as common stock equivalents for purposes of computing primary and fully diluted net income per share.

3. Inventories are valued at the lower of cost or market, principally using the last-in, first-out (LIFO) method (66.2% as of March 31, 1996 and 70.5% as of June 30, 1995). The first-in, first-out (FIFO) method is used to value the remaining inventories. The components of inventories were as follows (in thousands):

                                              March 31,        June 30,
                                                1996             1995
                                             ------------     ------------

Raw materials and supplies                    $    7,057         $   6,044
Work in progress:
     Materials                                     3,858             3,270
     Other manufacturing costs                     7,082             5,315
Finished goods                                     2,429             1,679
                                               ----------         ---------

                                              $   20,426         $  16,308
                                               ==========         =========

4. The Company's cash management system generates checks issued but not presented to banks resulting in overdraft balances for accounting purposes which are classified as "book overdraft" in the balance sheet.

5. The Company's Charlotte manufacturing facility experienced damage as a result of an explosion and fire March 4, 1996. The plant operated at diminished capacity for seven days and returned to full operation March 11, 1996. At March 31, 1996, the Company accrued $0.3 million for estimated losses related to the fire and recorded a receivable of approximately $0.5 million for casualty, property damage, and business interruption insurance claims due from its insurance carrier. The Company believes that it has adequate insurance coverage and does not expect this event to have a material adverse effect on the Company's financial condition or results of operations.

6. On November 1, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of The Software Factory, Inc. (the "Software Factory"). The Software Factory provides software packaging and media duplication services and has annual sales of approximately $11.0 million. The purchase price of $14.1 million consisted of $2.0 million value of Cadmus common stock and $12.1 million in cash payments. The Company issued 79,681 common shares to the Software Factory shareholders based on an agreed upon share price of $25.10. The cash payments included $0.5 million deposited in escrow at closing, and $11.6 million cash disbursed to the Software Factory shareholders and for other direct acquisition costs.

    The following unaudited pro forma consolidated financial information combines the results of the Software Factory as if it had been acquired as of the beginning of the periods presented. The periods presented include the impact of the following adjustments: amortization of the costs in excess of the net assets acquired over twenty years and income taxes on the earnings at an effective tax rate of 38.0% and 39.4% for the nine months ended March 31, 1996 and 1995, respectively, since the Software Factory qualified as an "S" corporation which previously had no income tax expense.

                                                          Nine Months Ended
                                                              March 31,
                                                  -----------------------------
                                                     1996              1995
                                                  -----------       -----------
Net sales                                        $   248,722       $   210,941
Income before extraordinary item                       5,395             5,649
Net income                                             4,600             5,649

Earnings per share

   Income before extraordinary item              $       .74       $       .90
   Net income                                            .63               .90

    The pro forma financial information is not necessarily indicative of what would actually have occurred if the acquisition took place at the beginning of the periods presented, nor is it intended to be indicative of future results.

    On December 18, 1995, the Company acquired the assets of the Atlanta division of Encryption Technology Corporation ("ETC") for approximately $2.6 million in cash payments. ETC provides software packaging, media duplication, and documentation services. The cash payments consisted of $1.3 million paid at closing and $1.3 million paid in February 1996.

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

    The Na-Tex, Mowry, ETC, and PeachWeb acquisitions were not material, either individually or in the aggregate, to the Company's financial statements.

    All acquisitions were accounted for under the purchase method and, accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values, with the excess of purchase price over the fair value, if any, amortized by the straight-line method over twenty years. The funds used to acquire the Software Factory, ETC, and PeachWeb were provided from the proceeds of the issuance of 1.725 million shares of common stock (see Note 8).

7. On December 14, 1995, the Company retired $11.2 million principal of 9.76% Senior Notes due June 2000, and recorded a $1.3 million ($0.8 million after tax) extraordinary loss relating to the early retirement of this debt. The funds used for the debt retirement were provided from the proceeds of the issuance of 1.725 million shares of common stock (see Note 8).

    On January 5, 1996, the Company entered into an agreement for a revolving credit facility of $85 million with four major banks, replacing the former lines of credit. This new unsecured line of credit has a five-year term expiring January 2001. The Company has the following interest rate options:
    (i) adjusted LIBOR; (ii) the higher of the prime rate or one-half of one percent above the federal funds rate or (iii) money market rate. This agreement also requires an annual facility fee based on the Company's ratio of funded debt to total capital. As of March 31, 1996, borrowings under this facility totaled $2.5 million leaving an unused balance of $82.5 million.

8.  On November 7, 1995, the Company completed the issuance of an additional
    1.725 million shares of common stock through a public offering, resulting in net proceeds (after deducting issuance costs) of $38.7 million. The Company used the net proceeds to (i) repay $11.2 million of 9.76% Senior Notes due June 2000, plus a $1.3 million ($0.8 million after tax) prepayment penalty,
    (ii) fund the $14.9 million cash portion of the acquisition cost of the assets of the Software Factory, ETC, and PeachWeb, and (iii) repay short-term borrowings used to fund seasonal working capital needs with an interest rate of approximately 6.4% and a maturity of February 1997.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the third quarter of fiscal 1996 increased 12.7% to $84.4 million compared to $74.8 million for the third quarter last year. Adjusted for acquisitions, net sales rose 4.4%. Operating income for the third quarter of fiscal 1996 was $2.3 million as compared to $5.5 million for the same period of fiscal 1995. Net income for the third quarter of fiscal 1996 was $0.8 million, or $.09 per share. Net income for the same quarter of fiscal 1995 amounted to $2.1 million, or $.33 per share. There were 8,169,000 average outstanding shares for the third quarter of fiscal 1996, compared to 6,195,000 average outstanding shares for the same period of last year. This increase reflects shares issued in connection with the Company's equity offering completed on November 7, 1995.

For the nine-month period ended March 31, 1996, net sales increased to $244.9 million, up 20.9% from $202.5 million for the same period of fiscal 1995. Adjusted for acquisitions, net sales rose 15.8%. Operating income for the first nine months of fiscal 1996 was $12.0 million as compared to $12.5 million for the same period of fiscal 1995. Income before extraordinary item was $5.0 million, or $.69 per share, compared to $4.8 million, or $.78 per share, recorded for the same period of fiscal 1995. Net income for the nine months ended March 31, 1996, included an $0.8 million (after tax), or $.11 per share, extraordinary loss resulting from the prepayment of $11.2 million of 9.76% Senior Notes. After this extraordinary item, net income was $4.2 million, or $.58 per share, compared to $4.8 million, or $.78 per share, for the nine months ended March 31, 1996 and 1995, respectively. There were 7,299,000 average outstanding shares for the first nine months of fiscal 1996, compared to 6,189,000 average outstanding shares for the same period of last year.

The following table presents the major components from the Consolidated Statements of Income as a percent of sales for the three and nine-month periods ended March 31, 1996 and 1995:


                                                     Three Months Ended             Nine Months Ended
                                                         March 31,                      March 31,
                                                 ---------------------------    --------------------------
                                                    1996           1995            1996          1995
                                                 -----------    ------------    -----------   ------------
Net sales                                          100.0%         100.0%         100.0%         100.0%
Cost of sales                                       78.9           74.0           77.0           75.3
                                                 --------       --------        -------       --------
Gross profit                                        21.1           26.0           23.0           24.7
Selling and administrative expenses                 18.4           18.7           18.1           18.5
                                                 --------       --------        -------       --------
Operating income                                     2.7            7.3            4.9            6.2
Interest expense                                     1.1            1.8            1.5            2.0
Other expense                                        0.1            0.3            0.1            0.0
                                                 --------       --------        -------       --------
Income before income taxes                           1.5            5.2            3.3            4.2
Income taxes                                         0.6            2.4            1.3            1.8
                                                 ========       ========        =======       ========
Income before extraordinary item                     0.9%           2.8%           2.0%           2.4%
                                                 ========       ========        =======       ========

Sales

The Company groups sales into three business groups: printing, marketing, and publishing. The table below displays net sales for each of these groups expressed as a percent of net sales:

                   Three Months Ended             Nine Months Ended
                       March 31,                      March 31,

                -------------------------    ----------------------------

                   1996          1995            1996           1995
                ------------  -----------    -------------   ------------
Printing            71.6%        74.4%           71.8%           74.4%
Marketing           21.8         20.0            21.6            18.9
Publishing           6.6          5.6             6.6             6.7
                =========     ========       =========       =========
                   100.0%       100.0%          100.0%          100.0%
                =========     ========       =========       =========

Sales increased in each business group for both the three and nine-month periods, respectively, of fiscal 1996 compared to the same periods of fiscal 1995 as follows: printing 4.6% and 13.0% increases; marketing 18.3% and 33.9% increases; and publishing 27.7% and 16.0% increases. The increase in sales for the nine month-period was broad-based with ten of the Company's eleven product lines recording improvement. Adjusted for acquisitions and the cessation of operations of certain marketing operations, overall marketing sales were down 18.4% for the third quarter and up 8.0% for the first nine months of fiscal 1996, compared to the same periods of fiscal 1995.

Printing Sales

The increases in printing sales for both the third quarter and nine-month period ended March 31, 1996, compared to the same periods in fiscal 1995 were primarily attributable to growth in the financial communications (38.6% and 72.9% increases) and magazines (6.1% and 21.0% increases) product lines. Financial communications revenues rose due to continued growth of the mutual fund business. The growth was attributable to both expanded services for existing customers, as well as the addition of new customers. Sales growth in the magazines product line increased due to the addition of new customers. The remaining product lines were essentially flat for the third quarter and nine-month period. However, specialty packaging revenues for the first nine months of fiscal 1996 increased 21.7%, compared to fiscal 1995, due to growth from existing customers.

Marketing Sales

The increases in marketing revenues for the third quarter and first nine months of fiscal 1996, compared to the same periods in fiscal 1995, were driven by the combination of internal growth and the acquisitions of the Software Factory and two direct marketing agencies. Revenues from these acquisitions were partially offset by a 10.2% decline in the point-of-purchase product line for the third quarter. This decrease was attributable to an overall downturn in demand from beverage customers, the merger of two customers resulting in decreased volume, and the deferral by customers of certain projects to the fourth quarter. Year-to-date point-of-purchase revenues rose 12.5% as compared to fiscal 1995 due to increased activity with quick service restaurant customers as well as the addition of new customers.

Direct marketing sales for fiscal 1996 increased 58.6% for the third quarter and 50.4% for the nine-month period as compared to fiscal 1995. These increases resulted primarily from the acquisition of Ronald James Direct, Inc., in the fourth quarter of fiscal 1995 and the acquisition of Mowry in the first quarter of fiscal 1996. These gains were partially offset due to the loss of certain customers, which should adversely impact the fourth quarter as well, combined with the deferral by customers of several projects. Cadmus Interactive, which was formed at the end of the first quarter of fiscal 1995, experienced a 19.2% decrease in revenues during the third quarter of fiscal 1996 due to the deferral by customers of several projects. However, revenues for this multimedia product line increased 73.5% for the nine-month period ended March 31, 1996 as compared to fiscal 1995.

Publishing Sales

Publishing revenues rose 27.7% in the third quarter of fiscal 1996 resulting in an increase of 16.0% for the first nine months compared to the same periods of fiscal 1995. The increase in publishing revenues was attributable to increases in the custom publishing product line of 49.5% and 45.7% for the third quarter and first nine months of fiscal 1996, respectively. These increases are due to the addition of several new accounts during fiscal 1996.

Sales in the consumer publishing product line were flat for the third quarter and were down 3.7% for the first nine months of fiscal 1996 compared to the same periods of fiscal 1995. The decrease in consumer publishing sales for the first nine months resulted primarily from the timing of a trade show and a decline in Tuff Stuff special edition mailings. The softness in consumer publishing revenues is expected to continue into the fourth quarter.

Operating Expenses

The cost of sales ratio increased 4.9% for the third quarter driven equally by manufacturing inefficiencies and a change in the product sales mix. Manufacturing inefficiencies resulted primarily from external factors, including severe weather conditions and a fire in the Charlotte facility which caused several jobs to be relocated to other Cadmus facilities, but were also driven by poor manufacturing performance. The change in sales mix was a result of a shift from high-margin creative projects to low-value projects with higher material costs in the direct marketing and point-of-purchase product lines. This shift in sales mix in the direct marketing product line is anticipated to continue into the fourth quarter. These same factors contributed to a 1.7% increase in the cost of sales ratio for the nine months ended March 31, 1996, but were partially offset by savings generated from procurement activities and from reductions in the workforce related to the restructuring of the Company's composition and prepress operations which began during the first quarter of fiscal 1995.

Selling and administrative expenses increased 11.1% and 18.4% for the three and nine-month periods, respectively of fiscal 1996 compared to the same period of fiscal 1995. These increases resulted from costs associated with reorganizing and unifying Cadmus, establishing a team to service the General Electric contract, establishing and operating a New York office for the financial communications product line, expanding the capacity and capabilities of the Company's fulfillment operations, and hiring executives and staff to support the Company's service offerings. As a percent of sales, the impact of these additional costs was offset by the combination of increased sales volume and efforts within each product line to control overhead costs through discretionary spending control measures. As a result, selling and administrative expenses as a percentage of sales decreased slightly, by 0.3% and 0.4%, for the third quarter and nine-month period of fiscal 1996, respectively.

Interest, Other Expense, and Income Taxes

Interest expense decreased 27.8% and 7.2% for the third quarter and first nine months, respectively, of fiscal 1996 as compared to fiscal 1995. This is due to a combination of $11.2 million in debt retirement and lower short-term interest rates.

Other expense shifted from 0.3% and zero percent of sales for the third quarter and first nine months, respectively, of fiscal 1995, to 0.1% of sales for both periods in the current year due to the sale of the Company's fifty percent ownership in Central Florida Press, L.C. during the third quarter of fiscal 1995. Equity income from this partnership totaled $0.4 million during the first nine months of fiscal 1995.

The effective income tax rate decreased to 38.0% for the third quarter and first nine months of fiscal 1996 from 47.0% and 42.9%, respectively, for the same periods of fiscal 1995, due to tax liabilities arising from the sale of the Company's fifty percent joint venture interest in Central Florida Press, L.C. in the third quarter of fiscal 1995. The fiscal 1995 effective tax rate, excluding this transaction, was 39.4% for both the third quarter and first nine months. The decline from the fiscal 1995 39.4% effective tax rate of 38.0% for fiscal 1996, was due to both higher levels of pretax income and a decrease in the overall effective state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities decreased to $5.4 million for the first nine months of fiscal 1996 from $6.6 million for the same period of fiscal 1995 due to additional cash used by operating assets and liabilities of $3.1 million. This change resulted from a decrease in funds provided by accounts payable and income taxes and an increase in funds used by other operating assets and liabilities, offset partially by a decline in funds used for accrued expenses and inventories. The lower funds provided by accounts payable resulted from moderating paper prices which also produced the lower $2.6 million cash used to finance inventories. In addition, the lower funds provided by income taxes was due to the tax liabilities resulting from the sale of the joint venture in fiscal 1995 and the tax benefit resulting from the extraordinary charge on early extinguishment of debt. The increase in funds used by other assets and liabilites resulted from an increase in prepaid expenses. The decline in funds used for accrued expenses resulted primarily from the change in the restructuring reserve as payments were made during fiscal 1995.

Net cash used in investing activities totaled $33.6 million for the first nine months of fiscal 1996 compared to $5.2 million for the same period of fiscal 1995. The increase was due primarily to the use of $15.4 million in cash which was paid in connection with acquisitions during the current fiscal year, offset somewhat by proceeds received in fiscal 1995 from the Company's sale of its interest in the joint venture, the sale and leaseback of land, building, and building improvements, and life insurance loans. Capital investment in property, plant, and equipment totaled $17.9 million during the first nine months of fiscal 1996. Significant projects included in this amount were presses for both the Richmond and Baltimore manufacturing facilities, a saddle stitcher and digital scanning equipment for another Richmond manufacturing facility, various prepress equipment for certain facilities, an automated imposing platemaker for the magazine product line in Richmond, a platesetter for the Easton manufacturing facility, and a die cutter and gluer for the Charlotte manufacturing facility.

For the first nine months of fiscal 1996, net cash provided by financing activities totaled $30.4 million, which represents a $33.7 million change from the $3.3 million used in financing activities for the first nine months of fiscal 1995. The change from the prior year was due to $38.7 in net proceeds received from the issuance of 1.725 million shares of common stock, partially offset by the use of these funds to repay $11.2 million of senior notes and the $1.3 million, $0.8 million after tax, prepayment penalty, and to repay short-term borrowings which were used to finance seasonal working capital needs.

Total debt at March 31, 1996 was $50.9 million, representing a $9.2 million decrease from the $60.1 million at June 30, 1995. The decline in debt was due to the retirement of senior notes, partially offset by an increase in short-term borrowings. The Company's debt-to-capital ratio at March 31, 1996 was 32.4% compared to 49.3% at June 30, 1995. At March 31, 1996, there were $7.0 million in short-term borrowings, with a weighted average interest rate of 6.2%. Of these short-term borrowings, $2.5 million was borrowed against the Company's $85 million revolving credit facility, leaving $82.5 million unused credit available.

On January 5, 1996, the Company entered into an agreement for a revolving credit facility of $85 million with four major banks, replacing the former lines of credit. This new unsecured line of credit has a five-year term expiring January 2001. The Company has the following interest rate options:
(i) adjusted LIBOR; (ii) the higher of the prime rate or one-half of one percent above the federal funds rate or (iii) money market rate. This agreement also requires an annual facility fee based on the Company's ratio of funded debt to total capital.

On November 7, 1995, the Company completed the issuance of an additional
1.725 million shares of common stock through a public offering, resulting in net proceeds (after deducting issuance costs) of $38.7 million. The Company used the net proceeds to (i) repay $11.2 million of 9.76% Senior Notes due June 2000, plus a $1.3 million ($0.8 million after tax) prepayment penalty; (ii) fund the $14.9 million cash portion of the acquisition cost of the assets of the Software Factory, ETC, and PeachWeb; and (iii) repay short-term borrowings used to fund seasonal working capital needs with an interest rate of approximately 6.4% and a maturity at February 1997.

                           PART II. Other Information

 Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

                                     Description

            Exhibit 4.1 Credit Agreement dated as of January 5, 1996, among Cadmus, Wachovia Bank of Georgia, N.A., First
                         Union National Bank of Virginia,  and NationsBank, N.A.

            Exhibit 11   Statement Regarding Computation of Net Income per Share

            Exhibit 27   Financial Data Schedule

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CADMUS COMMUNICATIONS CORPORATION

Date:   May 10, 1996

                                    /s/ C. Stephenson Gillispie, Jr.
                                        C. Stephenson Gillispie, Jr.
                                        Chairman, President, and Chief
                                        Executive Officer

Date:   May 10, 1996

                                   /s/ Michael Dinkins
                                       Michael Dinkins
                                       Vice President and Chief
                                       Financial Officer