Form 10-K
period 1996-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1996-09-30
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

    (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
            For the fiscal year ended June 30, 1996

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

                       6620 West Broad Street, Suite 240
                            Richmond, Virginia 23230
          (Address of principal executive offices, including zip code)

                                   ------------

        Registrant's telephone number, including area code:  (804) 287-5680

                                   ------------

            Securities registered pursuant to Section 12(g) of the Act:
       Cadmus Communications Corporation Common Stock, $.50 par value, and
                         Preferred Stock Purchase Rights
                                (Title of Class)

                                   ------------

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

            As of July 31, 1996, 7,907,556 shares of Registrant's common stock were outstanding, and the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $93,525,760 based on the last sale price on July 31, 1996.

                      Documents Incorporated by Reference:
                                    None.

                                      INDEX

PART I

                                                                Page

Item 1.     Business................................................3
Item 2.     Properties..............................................7
Item 3.     Legal Proceedings.......................................7
Item 4.     Submission of Matters to a Vote of Security Holders.....7

PART II

Item 5.     Market for the Registrant's Common Equity and
                Related Stockholder Matters.........................9

Item 6.     Selected Financial Data................................10
Item 7.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations......11
Item 8.     Financial Statements and Supplementary Data............15
Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure................32

PART III

Item 10.    Directors and Executive Officers of the Registrant.....34
Item 11.    Executive Compensation.................................39
Item 12.    Security Ownership of Certain Beneficial Owners
                and Management.....................................45
Item 13.    Certain Relationships and Related Transactions.........47

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K................................48

                                    PART I

                               ITEM 1.  BUSINESS

                                 Introduction

      Cadmus Communications Corporation, a Virginia corporation, ("Cadmus" or "Company"), is a graphic communications company offering specialized products and services in three broad areas: printing, marketing, and publishing. Cadmus was formed in 1984 through the merger of The William Byrd Press, Incorporated ("Byrd"), a leading regional publications printer in Virginia, and Washburn Graphics, Inc. ("Washburn"), a graphic arts firm based in North Carolina. Since the merger, Cadmus has grown through enhancement of existing products, internal development of new products, and acquisitions. The Company's principal executive offices are located at 6620 West Broad Street, Suite 240, Richmond, Virginia 23230, and its telephone number is (804) 287-5680. The Company's Internet address is http://www.cadmus.com. Unless the context otherwise requires, references herein to Cadmus or the Company shall refer to Cadmus Communications Corporation and its consolidated subsidiaries.

      The most significant acquisitions to date include: in 1986, a company providing promotional printing and production of point-of-purchase advertising materials located in Atlanta, Georgia (American Graphics, Inc.); in 1987, a company offering retail and other direct mail catalog production services located in Atlanta, Georgia (Three Score, Inc.), and a printing company, located in Baltimore, Maryland (Garamond/Pridemark Press); in 1992, a custom publisher of newsletters and magazines located in Boston, Massachusetts (Marblehead Communications, Inc.) and a publisher of specialty magazines located in Richmond, Virginia (Tuff Stuff Publications, Inc.); in 1993, the assets of a division engaged in the business of printing scientific, technical, and medical journals, located in Baltimore and Easton, Maryland (the Waverly Press Division of Waverly, Inc.); and in 1995, a direct marketing agency located in Los Angeles, California, and Denver, Colorado (Ronald James Direct, Inc.). In fiscal 1996, the Company acquired all the outstanding stock of Lancaster Press, Inc. and Subsidiary, a Pennsylvania-based producer of scientific, technical, and medical journals; substantially all the assets and certain liabilities of The Software Factory, Inc., an Atlanta-based provider of software packaging and media duplication services; the assets of Na-Tex, Inc., the publisher of Collector's World of Racing (subsequently named Tuff Stuff's RPM); certain assets of The Mowry Company, a direct marketing agency located in Long Beach, California; the assets of PeachWeb Corp., a developer of Internet web sites; and the assets of the Atlanta division of Encryption Technology Corporation, a provider of software packaging, media duplication, and documentation services.

      Cadmus has developed new products and services that are extensions of its traditional product lines. Examples include Cadmus' specialty packaging and point-of-purchase product lines. Cadmus is also developing interactive products and services for tradeshows, kiosks, electronic catalogs, and Internet and other electronic media. In its journal product line, Cadmus has expanded the electronic products and services it offers to scientific, technical, and medical journal publishers, developing a growing portfolio of skills and capabilities to provide electronic publishing solutions, ranging from fully searchable databases to Internet home pages created and maintained by Cadmus.

                       Business Groups and Product Lines

      Product offerings as of June 30, 1996 consisted of three business groups: printing, marketing, and publishing.

Printing

                                          Fiscal Year 1996 Revenues
            Product Line                       (in thousands)
            ------------                  -------------------------
      Journal Services                           $ 108,232
      Magazines                                     51,661
      Promotional Printing                          41,125
      Financial Communications                      30,485
      Specialty Packaging                            9,383
                                                  --------

      Total Printing Revenues                     $240,886
                                                  ========

      Cadmus printing operations provide customers a full range of services which include state-of-the-art digital imaging, electronic prepress, sheetfed and web offset printing, digital press multi-color printing, custom binding, fulfillment, and distribution. Printing generated approximately 72% of the Company's net sales in fiscal 1996.

      Journal Services. Cadmus is an industry leader in the production of medical, technical, and scientific journals. Cadmus offers a full range of journal production services, including typesetting, editing, content management, printing, packaging and fulfillment services to many of the most prestigious scientific, technical, and medical journal publishers. The Company operates one of the largest journal typesetting operations in the United States. Its six production facilities are linked through a sophisticated electronic network and high speed telephony. In response to increasing interest in Internet products, the Company offers customers a full range of electronic publishing products, ranging from Internet home pages to fully searchable databases created and maintained by Cadmus.

      Magazines. Cadmus offers print production services to publishers of professional, trade, corporate, and consumer magazines. Such services include electronic publishing, litho preparation, printing, finishing, and distribution. The Company also offers customers consulting services in magazine production planning, conversion to desktop publishing, and postal and distribution services.

      Promotional Printing. Cadmus produces catalogs, directories, programs, corporate identity and promotional brochures, specialty books and product literature for corporations, agencies, and educational institutions. Cadmus offers full service graphic communications solutions to meet each customer's unique needs including creative design, complete prepress, multi-color sheetfed and web printing, binding, fulfillment, and distribution services.

      Financial Communications. Cadmus provides financial and shareholder communication services to corporate customers. Services provided include design, typesetting, printing, finishing, electronic filing and fulfillment for debt and equity offerings, proxy statements, annual reports, and quarterly reports. Many of the Company's larger customers are electronically linked with Cadmus facilities, giving Cadmus the ability to send documents directly to its customers for review. Cadmus has also developed proprietary software, EDNA(TM), to assist in the conversion of MacIntosh-based files and other graphical and tabular material into EDGAR format for filing with the Securities and Exchange Commission.

      Specialty Packaging. Cadmus produces folding cartons, computer hardware and software cartons, promotional packaging, portfolio folders, 3-D mailers, and disk sleeves for computer software publishers and technology and consumer products companies. Cadmus offers film preparation, structural engineering, design and development of innovative packaging and printing, and finishing services using state-of-the-art Heidelberg presses and Bobst die-cutting equipment.

Marketing

                                                Fiscal Year 1996 Revenues
            Product Line                              (in thousands)
            ------------                        -------------------------

      Point-of-Purchase                                  $31,628
      Direct Marketing                                    20,528
      Catalogs                                            11,164
      Software Replication                                 8,227
      Interactive                                          2,652
                                                         -------

      Total Marketing Revenues                           $74,199
                                                         =======

      Cadmus provides its clients with creative, database management, production, mailing, and fulfillment services for direct marketing, point-of-purchase, retail catalogs, and interactive multimedia programs and systems. Marketing generated approximately 22% of the Company's net sales in fiscal 1996.

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

      Direct Marketing. Cadmus develops and implements direct marketing programs. Whether through direct mail, print, or other media, Cadmus combines creative excellence with the response modeling and analytic tools of database management. In addition, Cadmus also develops customized software to help clients meet their own specific marketing challenges and goals.

      Catalogs. Cadmus creates and produces high quality catalogs both to promote sales in retail locations and to offer consumers direct-order convenience. Using a state-of-the-art photography studio, Cadmus creates work for a collection of the largest, best-known retail brands in the U.S.

      Software Replication. Cadmus offers turnkey software replication and distribution services for software companies.

      Interactive. Cadmus creates and provides interactive and multimedia products including kiosks, CD-ROM, and Internet applications, to Fortune 1000 customers in the hospitality, travel, banking, and telecommunications industries. Cadmus has formed an interactive multimedia marketing and software solution development team with significant technical expertise.

Publishing

                                               Fiscal Year 1996 Revenues
            Product Line                             (in thousands)
            ------------                       --------------------------

      Custom Publishing                                  $12,008
      Consumer Publishing                                  9,562
                                                         -------
      Total Publishing Revenues                          $21,570
                                                         =======

      Publishing is comprised of two divisions, Consumer Publishing and Custom Publishing. Publishing generated approximately 6% of the Company's net sales in fiscal 1996.

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

      Consumer Publishing. Cadmus publishes its own special-interest magazines that target consumers who have passionate interests in a hobby or sport. Currently Cadmus owns four periodic publications and several annual guides. The periodic publications are: Tuff Stuff Magazine; Tuff Stuff's Collect!; Kenner Guide; and Tuff Stuff's RPM. Tuff Stuff Magazine, the largest Cadmus consumer publishing title, is a 225,000 run-length monthly magazine directed at trading card collectors. Tuff Stuff's Collect! is a monthly magazine directed at non-sport trading card collectors and hobbyists. Kenner Guide is a quarterly guide to Kenner sports figurines. Tuff Stuff's RPM is a monthly magazine directed at collectors of NASCAR racing-related memorabilia. These magazines are published, edited, managed, and printed by Cadmus.

      The above product line descriptions refer to the group structure of printing, marketing, and publishing that existed during fiscal 1996. Effective July 1, 1996, the Company reorganized its operational and reporting structure into the graphic communications, periodicals, marketing, and publishing groups. Under the new group structure, the graphic communications group includes financial communications, specialty packaging, promotional printing, marketing services, and technology services; the periodicals group includes journal services and magazines; the marketing group includes Cadmus Direct, Cadmus Catalogs, Cadmus Interactive, Custom Publishing, and Point-of-Purchase; and the publishing group includes consumer publishing. Revenues for fiscal 1996 under the new group structure would have been as follows:

                                                Fiscal Year 1996 Revenues
            New Group Structure                      (in thousands)
            -------------------                 -------------------------
      Graphic Communications                             $89,247
      Periodicals                                        159,893
      Marketing                                           77,953
      Publishing                                           9,562
                                                        --------
      Total Revenues                                    $336,655
                                                        ========

                Other Factors Affecting the Business of Cadmus

Seasonal Fluctuations

      Seasonal fluctuations occur in the overall demand for printing. Printing of both periodicals for the educational and scholarly market and promotional materials tends to decline in the summer months. However, consumer publications tend to peak before Christmas and before Easter. Printing of interim financial statements clusters around the end of the first month in each calendar quarter and printing of annual reports tends to fall into the first and second calendar quarters. All of these factors combine to give Cadmus a seasonal pattern with the months October through June typically stronger than the months July through September.

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

Employees

      As of July 31, 1996, Cadmus employed approximately 3,200 persons, approximately 7% of which are currently covered by collective bargaining agreements. Cadmus believes its relationship with its employees is excellent.

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

                             ITEM 2.  PROPERTIES

The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well-maintained, in good operating condition, and adequate for its present needs. The Company will expand as necessary for the continued development of its operations. The production operations of the Company are conducted at the following facilities:

                       Cadmus Product
    Location            Lines Served          Building
    --------           --------------         --------

Richmond,         Journal                       Owned;
Virginia          Services,                     274,000
                  Magazines,                    sq. ft.
                  Promotional
                  Printing,
                  Consumer
                  Publishing, and
                  Custom
                  Publishing

Easton, Maryland  Journal Services              Owned;
                                                202,400
                                                sq. ft.

Atlanta, Georgia  Point-of-Purchase             Owned;
                                                179,000
                                                sq. ft.

Charlotte, North  Financial                     Owned;
Carolina          Communications,               118,000
                  Specialty                     sq. ft.
                  Packaging,
                  Promotional
                  Printing, and
                  Direct Marketing

Richmond,         Promotional                   Owned;
Virginia          Printing,                     89,100
                  Financial                     sq. ft.
                  Communications,
                  Journal
                  Services, and
                  Direct Marketing

Baltimore,        Journal                       Owned;
Maryland          Services                      51,700
                                                sq. ft.

Baltimore,        Promotional                   Owned;
Maryland          Printing and                  43,000
                  Financial                     sq. ft.
                  Communications

Lancaster,        Journal Services              Owned;
Pennsylvania                                    176,000
                                                sq. ft.

Akron,            Journal Services              Owned;
Pennsylvania                                    46,000
                                                sq. ft.

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

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Cadmus are elected by the Board of Directors ("Board") of the Company to serve one-year terms. The following table contains information about the executive officers of Cadmus:

                                                       Other Business
                           Position and Length of      Experience During Past
Name (Age)                 Service                     Five Years
- ----------                 ----------------------      ----------------------

C. Stephenson              Chairman of the Board,      President and Chief
Gillispie, Jr. (54)        President, and Chief        Operating Officer,
                           Executive Officer, Cadmus   Cadmus 1990-1992;
                           1992- present.              President and Chief
                                                       Executive Officer, Byrd
                                                       1989-1992.

Michael Dinkins (42)       Group President,  Cadmus    Vice President and
                           Graphic Communications      Chief Financial
                           Group 1996-present.         Officer, Cadmus
                                                       1993-1996; Manager
                                                       Finance for Marketing, GE
                                                       Appliance 1993; Manager
                                                       Finance for Sales, GE
                                                       Appliance 1992; Manager
                                                       of Commercial Real
                                                       Estate, GE Capital
                                                       1989-1992.


John H. Phillips (52)      Vice President, Support     Vice President and
                           and Development, Cadmus     Regional Manufacturing
                           1996-present.               Officer, Cadmus
                                                       1994-1996; Vice President
                                                       - Operations and Chief
                                                       Operating Officer, Cadmus
                                                       1992-1994; Executive Vice
                                                       President and Chief
                                                       Operating Officer, Byrd
                                                       1990-1992.

Bruce V. Thomas (39)       Vice President and Chief    Vice President, Law and
                           Financial Officer, Cadmus   Development, Cadmus
                           1996-present.               1992-1996; Partner,
                                                       Mays & Valentine
                                                       1989-1992.

David E. Bosher (43)       Vice President and          Vice President,
                           Treasurer, Cadmus           Treasurer, and Chief
                           1993-present.               Financial Officer,
                                                       Cadmus 1990-1993.

Gregory Moyer (48)         Vice President,  Human      Corporate Vice
                           Resources and Quality,      President of Human
                           Cadmus 1994-present.        Resources,
                                                       Dyncorp 1993-1994; Vice
                                                       President of  Human
                                                       Resources and Quality,
                                                       P.R.C., Inc. 1989-1993.

Edward B. Fernstrom        Vice President,             Vice President, Chief
(47)                       Information                 Information Officer,
                           Technology, Cadmus          Dyncorp 1990-1995.
                           1995-present.

                                    PART II

              ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY

                         AND RELATED STOCKHOLDER MATTERS

      Cadmus common stock is traded in the over-the-counter market and has been quoted in the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") under the symbol "CDMS" since July 2, 1984 and in the Nasdaq National Market since April 16, 1985. Information with respect to market prices is presented in Item 8 of this report.

      As of August 30, 1996, the approximate number of beneficial holders of Cadmus common stock was 4,700, which includes stockholders recorded on security position listings.

      On August 14, 1996, Cadmus declared a regular quarterly cash dividend of $.05 per share, payable on September 6, 1996, to shareholders of record as of August 23, 1996. Additional information with respect to dividends declared is presented in Item 8 of this report.

      Cadmus anticipates that it will continue its policy of paying regular quarterly dividends. The amount of any future dividends will depend on general business conditions encountered by Cadmus, as well as the financial condition, earnings and capital requirements of Cadmus, and such other factors as the Board of Directors may deem relevant. For additional information regarding restrictions on payment of dividends, see the Notes to Consolidated Financial Statements (Note 6) presented in Item 8 of this report.

                       ITEM 6.  SELECTED FINANCIAL DATA

Cadmus Communications Corporation and Subsidiaries
SELECTED FINANCIAL DATA(1)

The following data should be read in conjunction with the consolidated financial statements of the Company and management's discussion and analysis that appear elsewhere in this report.

(Dollars and shares in thousands,
except per share data)                                                     Years Ended June 30,
                                                           1996       1995       1994       1993       1992
OPERATIONS
Net sales                                                $336,655   $279,641   $247,730   $198,126   $188,006
Cost of sales                                             259,086    209,415    184,088    146,031    142,425
Gross profit                                               77,569     70,226     63,642     52,095     45,581
Selling and administrative expenses                        61,204     52,172     48,824     40,753     35,176
Operating income(2)                                        16,365     18,054     12,918     11,342     10,405
Income before income taxes, extraordinary
  item, and cumulative effect of changes in
  accounting principles(2)                                 10,408     12,682      7,933      7,480      6,448
Income before extraordinary item and cumulative effect
  of changes in
  accounting principles(2)                                  6,504      7,479      4,807      4,533      3,901
Net income(2)(3)                                            5,709      7,479      5,208      4,533      3,901

PER SHARE DATA
Income before extraordinary item and cumulative effect
  of changes in
  accounting principles(2)                               $    .87   $   1.21   $    .79   $    .76   $    .65
Net income(2)(3)                                              .76       1.21        .86        .76        .65
Cash dividends                                                .20        .20        .20        .20        .20
Shareholders' equity                                        13.60      10.26       9.18       8.52       7.96

FINANCIAL POSITION
Current assets                                           $109,728   $ 76,319   $ 61,937   $ 48,766   $ 44,261
Current liabilities                                        50,171     43,906     38,581     32,227     25,523
Working capital                                            59,557     32,413     23,356     16,539     18,738
Property, plant, and equipment                            203,839    161,359    147,890    129,097    122,540
Accumulated depreciation                                   87,474     76,789     70,818     63,114     57,668
Goodwill, net                                              52,846      8,281      7,617      7,717      9,082
Total assets                                              282,763    171,570    160,129    134,189    123,054
Short-term borrowings                                       3,323      3,775         --      4,000      1,000
Long-term debt, including current maturities              106,801     56,342     58,440     46,483     44,916
Shareholders' equity                                      107,568     61,882     54,929     50,693     47,571
Total capital                                             217,692    121,999    113,369    101,176     93,487

SELECTED RATIOS
Gross profit margin                                          23.0%      25.1%      25.7%      26.3%      24.2%
Operating income margin(2)                                    4.9%       6.5%       5.2%       5.7%       5.5%
Effective tax rate                                           37.5%      41.0%      39.4%      39.4%      39.5%
Sales to average total capital                                2.0        2.4        2.3        2.0        2.0
Current ratio                                                 2.2        1.7        1.6        1.5        1.7
Debt as a percent of total capital                           50.6%      49.3%      51.5%      49.9%      49.1%
Operating income return on average
  total capital(2)                                            9.6%      15.3%      12.0%      11.7%      11.3%
Net income return on average
  shareholders' equity(2)(3)                                  6.7%      12.8%       9.9%       9.2%       8.4%

OTHER DATA
Weighted average common shares outstanding                  7,495      6,195      6,085      5,972      5,986
Shares outstanding at fiscal year end                       7,908      6,030      5,984      5,948      5,975
Stock market price data:
  High                                                   $ 29 7/8   $ 24 3/4   $ 19 1/2   $     11   $     10
  Low                                                      13 1/4     14 1/2      8 1/2      6 1/4      5 3/4
  Close                                                    15 3/8     23 5/8     17 3/4      8 3/4      9 1/4
Number of employees                                         3,234      2,380      2,400      1,780      1,895

(1) Certain reclassifications were made to prior years' amounts to conform with current year presentation.

(2) After restructuring charge in fiscal 1994 of $1.9 million pretax, $1.1 million after tax.

(3) After extraordinary loss on early extinguishment of debt in fiscal 1996 of $0.8 million (net of tax) and income from cumulative effect of changes in accounting principles in fiscal 1994 of $0.4 million (net of tax).

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Cadmus Communications Corporation and Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

This discussion and analysis will focus on the group structure of printing, marketing, and publishing. Effective July 1, 1996, the Company reorganized its operational and reporting group structure into the graphic communications, periodicals, marketing, and publishing groups. All discussion and analysis in the future will be done around the Company's new group structure.

The following table presents the major components from the Consolidated Statements of Income as a percent of net sales:

[CAPTION]

                                                                             Years Ended June 30,
                                                                       1996          1995          1994
Net sales                                                              100.0%        100.0%        100.0%
Cost of sales                                                           77.0          74.9          74.3
Gross profit                                                            23.0          25.1          25.7
Selling and administrative expenses                                     18.2          18.6          19.7
Restructuring charge                                                      --            --           0.8
Operating income                                                         4.8           6.5           5.2
Interest expense                                                         1.5           1.9           1.9
Other expenses, net                                                      0.2           0.0           0.1
Income before income taxes, extraordinary item, and cumulative
  effect of changes in accounting principles                             3.1%          4.6%          3.2%

Comparison of Fiscal 1996 with Fiscal 1995

Net sales in fiscal 1996 were $336.7 million, an increase of 20.4% over fiscal 1995 sales of $279.6 million, with growth in each of the Company's three business groups: printing -- 13.5%, marketing -- 31.0%, and publishing -- 11.4%. Adjusted for acquisitions, net sales rose 12.1%.

  The 13.5% growth in printing sales was driven primarily by a 59.4% increase in financial communications, a 17.7% increase in specialty packaging, a 16.7% increase in magazines, and an 8.5% increase in journal services sales. Financial communications revenues increased as a result of continued growth in the mutual fund business, along with the addition of several full-service contracts for financial communications customers. The increase in specialty packaging sales was due to both the expansion of services for existing customers, as well as the addition of new customers. Sales growth in the magazines product line was also a result of the addition of several new customers. The increase in journal services revenues was primarily attributable to the acquisition of Lancaster Press, Inc. and Subsidiary ("Lancaster") in May 1996. Adjusted for this acquisition, journal services sales increased slightly, up 1.2% from fiscal 1995. The promotional printing product line showed a slight increase in sales.

  The 31.0% increase in marketing revenues for fiscal 1996 was attributable to both internal growth and to the acquisition of substantially all the assets of Cadmus Technology Solutions (formerly "The Software Factory, Inc.") and two direct marketing agencies. Point-of-purchase sales rose 6.8% for fiscal 1996 due to increased activity with quick-service restaurant customers as well as the addition of new customers. These increases were offset somewhat by decreased demand from beverage customers, decreased volume resulting from the merger of customer accounts, and the cessation of operations of two marketing services programs, Kids Link and Sports Marketing. Direct marketing revenues increased 41.3% due to the acquisition of Ronald James Direct, Inc., in the fourth quarter of fiscal 1995 and the acquisition of certain assets of The Mowry Company in the first quarter of fiscal 1996. Adjusted for these acquisitions, direct marketing revenues declined 9.9% in fiscal 1996. This decrease was due to the loss of certain customers combined with the slow-down in new customer account development. Cadmus Interactive sales increased 88.7%, or $1.2 million, during fiscal 1996. Catalogs also posted an increase in revenues of 15.7%, or $1.5 million, for fiscal 1996.

  Publishing sales growth of 11.4% resulted from increases in the custom publishing product line offset with slight declines in consumer publishing. Custom publishing revenues increased 33.7% in fiscal 1996 as a result of the addition of new titles and new customer accounts. Sales in the consumer publishing product line declined by 3.3% due to the continued softness in the hobby and trading card collectibles markets.

  Gross profit in fiscal 1996 was 23.0% of sales compared with 25.1% of sales in fiscal 1995. The decline in gross profit margin is attributable to manufacturing inefficiencies and excess production capacity, along with a change in product sales mix. Manufacturing inefficiencies resulted from external factors, including severe winter weather experienced at all facilities and a fire in the Charlotte facility in March 1996, as well as overall poor production performance at certain manufacturing facilities. These inefficiencies were partially offset by savings from procurement activities, a reduction in depreciation expense due to the assignment of salvage values to certain equipment, and from reductions in the workforce related to the fiscal 1995 restructuring of the Company's composition and prepress operations. The change in product sales mix was a result of a shift from high-margin creative projects to lower value projects with higher material costs in the direct marketing and point-of-purchase product lines.

  The Company's selling and administrative expenses as a percent of sales improved from 18.6% in fiscal 1995 to 18.2% in fiscal 1996. However, total selling and administrative expenses for fiscal 1996 increased by $9.0 million. This increase resulted primarily from expenses associated with reorganizing and unifying Cadmus, establishing and operating a New York office for the financial communications product line, expanding the capacity and capabilities of the Company's fulfillment operations, and hiring executives and staff to support the Company's full-service offerings. Acquired companies accounted for the remainder of this increase. The decline in the selling and administrative expense ratio is due to these increased costs offset by a combination of increased sales volume along with management efforts within each product line to limit overhead costs through discretionary spending control measures.

  Other expenses increased $0.8 million in fiscal 1996 as compared to fiscal 1995. The increase is due primarily to goodwill amortization associated with fiscal 1996 acquisitions.

  The effective income tax rate of 37.5% in fiscal 1996 decreased from 41.0% in fiscal 1995 due primarily to tax liabilities arising from the sale of the Company's 50% joint venture interest in Central Florida Press, L.C. in the third quarter of fiscal 1995. The fiscal 1995 effective tax rate, excluding this transaction, was 38.7%.

Comparison of Fiscal 1995 with Fiscal 1994

Net sales in fiscal 1995 were $279.6 million, representing an increase of 12.9% over fiscal 1994 sales of $247.7 million. Sales growth occurred in each of the Company's three business groups: printing -- 14.8%, marketing -- 12.6%, and publishing -- 5.7%.

  The 14.8% growth in printing sales was driven by a 25.3% increase in journal services sales, a 53.0% increase in specialty packaging sales, and a 13.2% increase in sales of promotional printing. In addition, higher paper prices accounted for 2.3% of the increase in fiscal 1995 printing sales. Excluding the full-year impact of the Waverly Press acquisition, journal services sales increased 9.2% due primarily to an increase in the number of titles. The increase in specialty packaging sales was principally the result of growth from existing customers.

  The 12.6% increase in sales for the marketing group resulted from a 22.1% growth in point-of-purchase revenues combined with a 5.4% increase in direct marketing sales. In addition, the formation of Cadmus Interactive in the first quarter of fiscal 1995 accounted for 22.0% of the overall increase in marketing revenues. These increases were partially offset by a decline in marketing services revenues due to the loss of a customer in fiscal 1994. This customer entered into a new contract with the Company in late fiscal 1995. Effective June 30, 1995, the Company ceased operating two marketing services programs, Kids Link and Sports Marketing, which together contributed $1.9 million to fiscal 1995 sales.

  Publishing sales growth of 5.7% resulted from new titles and expanded product circulation, an increased market share, and a 25.3% cover price increase for Tuff Stuff magazine. New product circulation involved the introduction in March 1994 of Mid-Atlantic Soccer, a regional magazine focused on promoting youth soccer. In addition, circulation of Tuff Stuff's Collect!, a magazine serving the non-sports collectibles market, was expanded through an increase in the frequency of distribution from bi-monthly to monthly. Market share expansion was achieved through extensive telemarketing efforts within consumer publishing despite a decline in sports card collecting due in part to the baseball strike.

  Gross profit in fiscal 1995 was 25.1% of sales compared with 25.7% in fiscal 1994. The gross profit decline in fiscal 1995 was a result of increased paper prices and a change in sales mix due to the full year impact of the acquisition of Waverly Press, which had a relatively lower gross margin. Excluding Waverly Press, the gross margin was 27.0% and 26.8% for fiscal 1995 and 1994, respectively. The decline in gross profit was partially offset by approximately $1.3 million in savings generated in fiscal 1995 from the restructuring and transfer of the Company's Springfield, Virginia, composition and prepress activities to Richmond, Virginia, and Baltimore, Maryland.

  The Company's selling and administrative expenses as a percent of sales were 18.6% and 19.7% in fiscal 1995 and 1994, respectively. The decrease in the selling and administrative expense ratio in fiscal 1995 was primarily attributable to the full year impact of the acquisition of Waverly Press, which had a lower selling and administrative expense ratio of 8.8%. In addition, savings of approximately $0.3 million generated from the restructuring and consolidation of composition and prepress facilities in Richmond, Springfield, and Baltimore contributed to the decline in the selling and administrative expense ratio in fiscal 1995.

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

Extraordinary Item

In December 1995, the Company retired $11.2 million principal of 9.76% Senior Notes originally due June 2000 and recorded a $1.3 million ($0.8 million after tax) extraordinary loss relating to the early retirement of this debt. The funds used for the debt retirement were provided from the proceeds of the issuance of 1.725 million shares of the Company's common stock.

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

  The total original restructuring reserve of $1.9 million included costs relating to employee separations, equipment write-downs, and other direct costs relating to the restructuring. As of June 30, 1996, all restructuring costs had been incurred and charged to the restructuring reserve.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has the financial resources and access to capital necessary to fund internal growth and acquisitions. The Company's major demands on capital are for investments in property, plant, and equipment, working capital, and acquisitions.

  Net cash provided by operating activities in fiscal 1996 increased to $13.8 million from $5.4 million in fiscal 1995. The increase in funds available was due primarily to reduced cash requirements to fund the Company's working capital investment. As the rate of growth in inventory and accounts receivable levels moderated in fiscal 1996, the amount of funds required to finance these investments declined. Together, funds used to finance the Company's investment in inventories and accounts receivable declined from $16.9 million in fiscal 1995 to $9.7 million in fiscal 1996. The Company continued to experience a slowdown in its sales collection cycle, though the rate of the slowdown was slightly improved from fiscal 1995. The slowdown in collections continues to occur with selected product lines' Fortune 500 customers and does not reflect a deterioration of the quality of the Company's overall receivables portfolio.

  Net cash used in investing activities totaled $98.3 million in fiscal 1996, as compared to $9.9 million in fiscal 1995, and included primarily the use of $98.7 million to fund fiscal 1996 acquisitions and capital expenditures. Capital investment in property, plant, and equipment totaled $25.3 million up from fiscal 1995 expenditures of $21.0 million. Significant projects in fiscal 1996 included new presses for both Richmond and Baltimore manufacturing facilities, a saddle stitcher and digital scanning equipment for one of the Richmond manufacturing facilities, various prepress equipment for certain facilities, an automated imposing platemaker for the magazine product line in Richmond, a platesetter for the Easton manufacturing facility, and a die cutter and gluer for the Charlotte manufacturing facility. The Company anticipates that capital spending in fiscal 1997 will approximate $18.0 million.

  Net cash provided by financing activities increased from $0.9 million in fiscal 1995 to $85.4 million in fiscal 1996. This increase is attributable to $38.4 million in net proceeds received from the issuance of 1.725 million shares of the Company's common stock, and to $62.7 million of proceeds from long-term borrowings used primarily to finance the acquisition of Lancaster. These proceeds were partially offset by the use of these funds to repay $11.2 million of 9.76% Senior Notes and the $1.3 million ($0.8 million after tax) prepayment penalty, and to repay short-term borrowings which were used to finance seasonal working capital needs.

  Total debt at June 30, 1996 was $110.1 million, representing an increase of $50.0 million from the $60.1 million at June 30, 1995. The increase in debt relates to amounts borrowed to fund both acquisitions and operations, offset by the retirement of the 9.76% Senior Notes. The higher debt levels resulted in a slight increase in the Company's debt-to-capital ratio from 49.3% at June 30, 1995 to 50.6% at June 30, 1996. At June 30, 1996, borrowings under the Company's $115.0 million credit facility totaled $60.0 million, leaving an unused balance of $55.0 million. Borrowings under this agreement had a weighted average interest rate of approximately 5.97%.

  In January 1996, the Company entered into an agreement for a revolving credit facility of $85.0 million with four major banks, replacing the former $25.0 million revolving credit facilities. In June 1996, the $85.0 million agreement was replaced with a $115.0 million committed revolving credit/term loan facility with the same four major banks. The $115.0 million agreement is composed of an $85.0 million revolving credit facility which has a five-year term, expiring in June 2001, and a $30.0 million seven-year term loan expiring in May 2003. The Company has the following interest rate options: (i) LIBOR; (ii) prime rate or
(iii) money market rate. The $85.0 million revolving credit facility requires commitment fees of 1/8 to 1/4 of 1% per annum on the total facility. At June 30, 1996, borrowings under each of the term and the revolving credit facility totaled $30.0 million.

  During fiscal 1996, the Company entered into two interest rate swap agreements with notional amounts of $22.5 million and $7.5 million. Together these swaps, which expire in May 2003, effectively convert $30.0 million of variable-rate debt to fixed-rate debt. Under the terms of these agreements, the Company makes payments at a fixed rate of 6.54% and receives payments based on 30-day LIBOR. The net interest paid or received is included in interest expense. At June 30, 1996, the fair value of these contracts was $0.3 million.

  During fiscal 1995, the Company entered into two interest rate swap agreements with two banks to convert debt with an initial aggregate notional amount of $8.7 million from floating-rate to fixed-rate debt. The notional amount of these swaps, which have terms of four years, was $17.9 million at June 30, 1996. Under the terms of these agreements, the Company makes payments at a fixed interest rate of 8.061% and will receive payments based on six-month LIBOR in arrears. The net interest paid or received is included in interest expense. These swaps are hedged against the $35.0 million of 6.74% Senior Notes which were originally converted to floating-rate debt in fiscal 1994. At June 30, 1996, the fair value of these contracts was negative $0.6 million.

  In fiscal 1994, the Company entered into a fixed-to-floating interest rate swap agreement with a bank with a notional amount of $35.0 million to convert that amount of the 6.74% Senior Notes due in 2003, to floating-rate debt. This swap has an initial term of three years which is renewable at the bank's option for an additional two years. Under the terms of this agreement, the Company makes payments at variable rates which are based on six-month LIBOR and receives payments at a fixed interest rate of 5.265%. The net interest paid or received is included in interest expense. At June 30, 1996, the variable rate was 5.8125% and the fair value of this contract was negative $1.1 million.

  In November 1995, the Company completed the issuance of an additional 1.725 million shares of common stock through a public offering, resulting in net proceeds (after deducting issuance costs) of $38.4 million. The Company used the net proceeds to (i) repay the $11.2 million of 9.76% Senior Notes due in June 2000, plus a $1.3 million prepayment penalty, (ii) fund the cash portion of the acquisition costs of the assets of The Software Factory, Inc. and two smaller acquisitions, and (iii) repay short-term borrowings used to fund seasonal working capital needs.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cadmus Communications Corporation and Subsidiaries
SELECTED QUARTERLY DATA (unaudited)

(In thousands, except per share data)
1996 QUARTERS ENDED                                  Sept. 30       Dec. 31       March 31       June 30
Net sales                                            $74,673        $85,835       $84,362        $91,785
Gross profit                                          17,870         20,745        17,786        21,168
Operating income                                       3,952          5,757         2,281         4,375
Income before extraordinary item                       1,516          2,736           754         1,498
Net income                                             1,516          1,941           754         1,498
Earnings per share:
  Income before extraordinary item                   $   .24        $   .38       $   .09        $  .19
  Net income                                             .24            .26           .09           .19
Cash dividends per share                                 .05            .05           .05           .05
Stock market price data:
  High                                               $27 1/4        $29 7/8       $29 1/2       $18 7/8
  Low                                                 22 1/4             24        16 7/8        13 1/4
  Close                                                   25             27        17 1/8        15 3/8

1995 QUARTERS ENDED                                  Sept. 30       Dec. 31       March 31       June 30
Net sales                                            $60,383        $67,237       $74,846       $77,175
Gross profit                                          13,752         16,793        19,438        20,243
Operating income                                       2,755          4,238         5,482         5,579
Net income                                               974          1,784         2,068         2,653
Net income per share                                 $   .16        $   .29       $   .33        $  .43
Cash dividends per share                                 .05            .05           .05           .05
Stock market price data:
  High                                               $18 3/4        $18 3/4       $19 1/4       $24 3/4
  Low                                                     15         14 7/8        14 1/2            17
  Close                                               18 1/2         15 3/4        18 3/4        23 5/8

Cadmus Communications Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

[CAPTION]

(In thousands, except per share data)                                    Years Ended June 30,
                                                                1996             1995             1994
Net sales                                                     $336,655         $279,641         $247,730
Operating expenses:
  Cost of sales                                                259,086          209,415          184,088
  Selling and administrative                                    61,204           52,172           48,824
  Restructuring charge                                              --               --            1,900
                                                               320,290          261,587          234,812
Operating income                                                16,365           18,054           12,918
Interest and other expenses:
  Interest                                                       5,144            5,351            4,813
  Other, net                                                       813               21              172
                                                                 5,957            5,372            4,985
Income before income taxes, extraordinary
  item, and cumulative effect of changes
  in accounting principles                                      10,408           12,682            7,933
Income taxes                                                     3,904            5,203            3,126
Income before extraordinary item and
  cumulative effect of changes in
  accounting principles                                          6,504            7,479            4,807
Extraordinary loss on early extinguishment
  of debt (net of income tax benefit of $487)                     (795)              --               --
Cumulative effect of changes in
  accounting for:
     Postretirement benefits (net of
       income tax benefit of $355)                                  --               --             (532)
     Income taxes                                                   --               --              933
Net income                                                    $  5,709         $  7,479         $  5,208
Earnings per share:
  Income before extraordinary item and
     cumulative effect of changes
     in accounting principles                                 $    .87         $   1.21         $    .79
  Extraordinary loss on early extinguishment
     of debt                                                      (.11)              --               --
  Cumulative effect of changes in
     accounting for postretirement
     benefits and income taxes                                      --               --              .07
  Net income                                                  $    .76         $   1.21         $    .86
Weighted average common shares outstanding                       7,495            6,195            6,085

See accompanying Notes to Consolidated Financial Statements.

Cadmus Communications Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

[CAPTION]

(In thousands, except share data)                                                     At June 30,
ASSETS                                                                           1996              1995
Current assets:
  Cash and cash equivalents                                                    $  1,141          $    226
  Accounts receivable, less allowance for doubtful
     accounts ($2,310 in 1996 and $1,153 in 1995)                                76,889            57,204
  Inventories                                                                    23,486            16,308
  Deferred income taxes                                                           2,150             1,092
  Prepaid expenses and other                                                      6,062             1,489
     Total current assets                                                       109,728            76,319
Property, plant, and equipment, net                                             116,365            84,570
Goodwill, net                                                                    52,846             8,281
Other assets                                                                      3,824             2,400
TOTAL ASSETS                                                                   $282,763          $171,570
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                        $  3,323          $  3,775
  Current maturities of long-term debt                                              136             2,381
  Accounts payable                                                               26,361            18,818
  Accrued expenses                                                               20,351            18,932
     Total current liabilities                                                   50,171            43,906
Long-term debt                                                                  106,665            53,961
Other long-term liabilities                                                       9,555             7,180
Deferred income taxes                                                             8,804             4,641
Commitments and contingencies
Shareholders' equity:
  Common stock ($.50 par value; authorized shares
     -16,000,000; issued and outstanding shares
     -7,908,000 in 1996 and 6,030,000 in 1995)                                    3,954             3,015
  Capital in excess of par value                                                 52,971            12,448
  Retained earnings                                                              50,643            46,419
     Total shareholders' equity                                                 107,568            61,882
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $282,763          $171,570

See accompanying Notes to Consolidated Financial Statements.

Cadmus Communications Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)                                                                  Years Ended June 30,
                                                                           1996         1995         1994
OPERATING ACTIVITIES
Net income                                                               $   5,709    $   7,479    $   5,208
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Extraordinary loss on early extinguishment of debt                           795           --           --
  Cumulative effect of changes in accounting for:
     Postretirement benefits                                                    --           --          532
     Income taxes                                                               --           --         (933)
  Depreciation and amortization                                             14,563       12,132       11,474
  Restructuring charge                                                          --           --        1,900
  Deferred income taxes                                                      1,784        2,080          284
  Other, net                                                                 1,942        1,010          657
                                                                            24,793       22,701       19,122
Changes in working capital sources (requirements),
  excluding debt and effects of acquisitions:
  Accounts receivable, net                                                  (7,064)     (11,999)      (2,515)
  Inventories                                                               (2,596)      (4,897)       2,780
  Accounts payable and accrued expenses                                      1,680          624        6,959
  Other, net                                                                (2,993)      (1,069)        (353)
                                                                           (10,973)     (17,341)       6,871
  Net cash provided by operating activities                                 13,820        5,360       25,993
INVESTING ACTIVITIES
Purchases of property, plant, and equipment                                (25,289)     (20,959)     (11,742)
Proceeds from sales of property and equipment                                  651        3,610          502
Sale of unconsolidated joint venture                                            --        6,800           --
Proceeds from life insurance loans                                             306        2,940          159
Payments for businesses acquired                                           (73,372)      (1,519)     (19,740)
Other, net                                                                    (609)        (740)        (181)
  Net cash used in investing activities                                    (98,313)      (9,868)     (31,002)
FINANCING ACTIVITIES
Proceeds from stock offering, net                                           38,376           --           --
Retirement of long-term debt                                               (11,200)          --           --
Penalty on early extinguishment of debt                                     (1,282)          --           --
Proceeds from short-term borrowings                                         33,048       79,825       43,709
Repayment of short-term borrowings                                         (33,500)     (76,050)     (47,709)
Proceeds from long-term borrowings                                          62,724          111       40,069
Repayment of long-term borrowings                                           (1,302)      (2,250)     (28,112)
Dividends paid                                                              (1,485)      (1,201)      (1,192)
Proceeds from exercise of stock options                                        631          449          220
Other, net                                                                    (602)          (5)        (327)
  Net cash provided by financing activities                                 85,408          879        6,658
Increase (decrease) in cash and cash equivalents                               915       (3,629)       1,649
Cash and cash equivalents at beginning of year                                 226        3,855        2,206
Cash and cash equivalents at end of year                                 $   1,141    $     226    $   3,855

See accompanying Notes to Consolidated Financial Statements.

Cadmus Communications Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation. The consolidated financial statements include the accounts and operations of Cadmus Communications Corporation and Subsidiaries (the "Company"), a Virginia corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Nature of Operations. The Company is a graphic communications company operating primarily on the East Coast, offering specialized products and services to domestic markets in three broad areas: printing, marketing, and publishing.

Revenue Recognition. Substantially all printing, marketing, and publishing products are produced to customer specifications. The Company recognizes revenue when service projects are completed or products are shipped.

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

Inventories. Inventories are valued at the lower of cost or market. Inventory costs have been determined by the first-in, first-out (FIFO) method for 69.8% (at June 30, 1996) and 50.8% (at June 30, 1995) of inventories. Costs for the remaining inventories have been determined by the last-in, first-out (LIFO) method.

Property, Plant, and Equipment. Property, plant, and equipment are stated at cost net of accumulated depreciation. Major renewals and betterments are capitalized, whereas ordinary maintenance and repair costs are expensed as incurred. Gains or losses on disposition of assets are reflected in earnings, and the related asset costs and accumulated depreciation are removed from the respective accounts. Depreciation is calculated by the straight-line method based on useful lives of 30 years for buildings and three to ten years for machinery, equipment, and fixtures.

Goodwill. Goodwill includes the costs in excess of purchase price over net assets of businesses acquired and is being amortized by the straight-line method over periods of 15 to 40 years. The carrying value of goodwill is periodically reviewed, and if there is evidence that these values are impaired, the Company's carrying value of goodwill would be reduced to its estimated fair value. Accumulated amortization was $5.0 million and $3.8 million at June 30, 1996 and 1995, respectively.

Income Taxes. Effective July 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for deferred income taxes, whereby enacted statutory tax rates are applied to the differences between the financial reporting and tax bases of assets and liabilities (see Note 7).

Earnings Per Share. Earnings per share is computed on the basis of weighted average common shares outstanding and common equivalent shares in the form of stock options.

Reclassifications. Certain previously reported amounts have been reclassified to conform to current year presentation.

2. ACQUISITIONS

Lancaster Press, Inc. and Subsidiary

In May 1996, the Company acquired all of the outstanding stock of Lancaster Press, Inc. and Subsidiary ("Lancaster"), a Pennsylvania-based producer of scientific, technical, and medical journals, for total consideration, including assumed debt and transaction costs, of approximately $58.7 million. Goodwill of $31.3 million is being amortized by the straight-line method over 40 years. The acquisition was funded by borrowings under the Company's revolving credit/term loan facility with its banks (see Note 6).

The Software Factory, Inc.

In November 1995, the Company acquired substantially all the assets and assumed certain liabilities of The Software Factory, Inc. (the "Software Factory"), an Atlanta-based provider of software packaging and media duplication services. The $14.1 million purchase price consisted of 79,681 shares of the Company's common stock, at an aggregate value of $2.0 million, and $12.1 million in cash payments, including direct acquisition costs. Goodwill of $12.5 million is being amortized by the straight-line method over 20 years.

Other Fiscal 1996 Acquisitions

In the first quarter of fiscal 1996, the Company acquired the assets of Na-Tex, Inc. ("Na-Tex"), the publisher of Collector's World of Racing (subsequently named Tuff Stuff's RPM), and acquired certain assets of The Mowry Company ("Mowry"), a direct marketing agency located in Long Beach, California. In addition, in the second quarter of fiscal 1996 the Company acquired the assets of PeachWeb Corp. ("PeachWeb"), a developer of Internet web sites and acquired the assets of the Atlanta division of Encryption Technology Corporation ("ETC"), a provider of software packaging, media duplication, and documentation services. Total cash paid for these four acquisitions was $3.4 million. Goodwill of $1.5 million is being amortized by the straight-line method over lives ranging from 15 to 20 years. The Na-Tex, Mowry, PeachWeb, and ETC acquisitions were not material, either individually or in the aggregate, to the Company's consolidated financial statements taken as a whole. The funds used to acquire the Software Factory, ETC, and PeachWeb were provided from the proceeds of the issuance of 1.725 million shares of the Company's common stock (see Note
10).

All fiscal 1996 acquisitions were accounted for under the purchase method, and accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based on their respective fair values. The results of operations of each of the acquired companies have been included in the Company's consolidated results of operations since each respective date of acquisition.

The unaudited consolidated results of operations on a pro forma basis, as though the Software Factory and Lancaster had been acquired as of the beginning of fiscal 1996 and 1995, are as follows:

(In thousands, except per share data)                                          1996               1995
Revenues                                                                     $391,804           $343,302
Income before extraordinary item                                                8,372             10,398
Net income                                                                      7,577              9,018
Earnings per share:
  Income before extraordinary item                                           $   1.12           $   1.66
  Net income                                                                     1.01               1.44

Acquisition of Waverly Press

In November 1993, the Company acquired the net assets of the Waverly Press printing division ("Waverly Press") from Waverly, Inc. for approximately $20.0 million, which was funded through the placement of senior notes with two insurance companies (see Note 6). Waverly Press, a leading printer of scientific, technical, and medical journals, was renamed Cadmus Journal Services, Inc. ("Cadmus Journal Services"), following the acquisition. The acquisition was accounted for under the purchase method, and accordingly, the costs of the acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The operating results of Waverly Press have been included in the consolidated results of operations since the date of acquisition.

3. INVENTORIES

Inventories at June 30, 1996 and 1995 consist of the following:

(In thousands)                                                                   1996              1995
Raw materials and supplies                                                      $ 7,345           $ 6,044
Work in process:
  Materials                                                                       5,356             3,270
  Other manufacturing costs                                                       7,937             5,315
Finished goods                                                                    2,848             1,679
Inventories                                                                     $23,486           $16,308

If the FIFO inventory valuation method had been used exclusively, inventories would have been $1.9 million and $1.8 million higher at June 30, 1996 and 1995, respectively.

4. PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at June 30, 1996 and 1995 consist of the following:

(In thousands)                                                                 1996               1995
Land                                                                         $  4,072           $  2,866
Buildings and improvements                                                     49,305             39,844
Machinery, equipment, and fixtures                                            150,462            118,649
Total property, plant, and equipment                                          203,839            161,359
Less: Accumulated depreciation                                                 87,474             76,789
Property, plant, and equipment, net                                          $116,365           $ 84,570

Commitments outstanding for capital expenditures at June 30, 1996 totaled $3.4 million.

The Company leases office, production and storage space, and equipment under various noncancelable operating leases. A number of leases contain renewal options and some contain purchase options. Certain leases require the Company to pay utilities, taxes, and other operating expenses.

Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1996 are as follows: 1997 - $5.2 million; 1998 - $5.1 million; 1999 - $4.9 million; 2000 - $3.2 million; 2001 - $2.4 million; and thereafter - $7.1 million.

Total rental expense charged to operations was $5.7 million, $4.1 million, and $3.0 million in fiscal 1996, 1995, and 1994, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

In September 1994, the Company sold the land, building, and building improvements of Three Score, Inc., in Tucker, Georgia, for $2.9 million (which approximated net book value) under sale and leaseback agreements. The lease is classified as an operating lease in accordance with SFAS No. 13, "Accounting for Leases." The Company has lease renewal options after the initial 15 year lease term at projected future fair market values under the lease. Average annual rental payments on the lease are $0.3 million.

5. OTHER BALANCE SHEET INFORMATION

Accrued expenses at June 30, 1996 and 1995 consist of the following:

(In thousands)                                                                   1996              1995
Compensation                                                                    $10,181           $10,905
Deferred revenue                                                                  6,598             5,174
Other                                                                             3,572             2,853
Accrued expenses                                                                $20,351           $18,932

Other long-term liabilities consist principally of amounts recorded under deferred compensation arrangements with certain executive officers and other employees and amounts recorded under the pension and other postretirement benefit plans (see Notes 8 and 9).

6. DEBT

Long-term debt at June 30, 1996 and 1995 consists of the following:

(In thousands)                                                                   1996              1995
Long-term debt:
  Revolving credit/term loan facility                                          $ 60,000           $    --
  Senior unsecured notes, 6.74%, due 2003                                        40,000            40,000
  Senior unsecured notes, 9.76%, retired December 1995                               --            11,200
  Tax-exempt variable rate industrial development bonds, weighted average interest rates of 3.8% to 5.1%, due serially through
     2011                                                                         3,315             4,482
  Mortgage payable, 10%, due 2002                                                 2,718                --
  Various other notes                                                               768               660
Total long-term debt                                                            106,801            56,342
Less: Current maturities of long-term debt                                          136             2,381
Long-term debt                                                                 $106,665           $53,961

In January 1996, the Company entered into an agreement for a revolving credit facility of $85.0 million with four major banks, replacing the former $25.0 million revolving credit facilities. In June 1996, the $85.0 million agreement was replaced with a $115.0 million committed revolving credit/term loan facility with the same banks. The $115.0 million agreement is composed of an $85.0 million revolving credit facility which has a five-year term, expiring in June 2001, and a $30.0 million seven-year term loan expiring in May 2003. The Company has the following interest rate options: (i) LIBOR; (ii) prime rate or (iii) money market rate. The $85.0 million revolving credit facility requires commitment fees of 1/8 to 1/4 of 1% per annum on the total facility. At June 30, 1996, borrowings under each of the term loan and the revolving credit facility totaled $30.0 million.

During fiscal 1994, the Company entered into agreements for revolving credit facilities aggregating $25.0 million with its four major banks, replacing the former lines of credit. These unsecured, committed lines of credit had a three-year term that would have expired in February 1997, at which time any loans outstanding under the facilities would have converted to term loans with a two-year maturity. The Company had the following interest rate options: (i) adjusted CD rate or (ii) adjusted LIBOR. These agreements also required commitment fees of 1/4 to 1/2 of 1% per annum on any unused portion of the lines of credit. At June 30, 1995, borrowings under these revolving credit facilities, which are included in short-term borrowings on the Consolidated Balance Sheets, totaled $3.8 million, leaving an unused balance of $21.2 million. In January 1996, these revolving credit facilities were replaced with the $85.0 million revolving credit facility.

Short-term borrowings as of June 30, 1996 consist of $3.3 million under the Company's short-term uncommitted line of credit. The interest rate under this line of credit was 6.625% at June 30, 1996. No debt was outstanding under this agreement as of June 30, 1995.

In December 1995, the Company retired $11.2 million principal of 9.76% Senior Notes originally due June 2000 and recorded a $1.3 million ($0.8 million after tax) extraordinary loss relating to the early retirement of this debt. The funds used for the debt retirement were provided from the proceeds of the issuance of
1.725 million shares of the Company's common stock (see Note 10).

In December 1993, the Company completed the placement of $40.0 million in senior unsecured notes with two insurance companies. The notes have a fixed interest rate of 6.74%, with an average life of 8.1 years and are due in 2003. The proceeds of this placement were used to fund the acquisition of Waverly Press and to refinance approximately $20.0 million of revolving bank credit and term loans.

The Company periodically enters into interest rate swap agreements to moderate its exposure to interest rate changes and to lower the overall cost of borrowing. During fiscal 1996, the Company entered into two interest rate swap agreements with notional amounts of $22.5 million and $7.5 million. Together these swaps, which expire in May 2003, effectively convert $30.0 million of variable-rate debt to fixed-rate debt. Under the terms of these agreements, the Company makes payments at a fixed rate of 6.54% and receives payments based on 30-day LIBOR. The net interest paid or received is included in interest expense. At June 30, 1996, the fair value of these contracts was $0.3 million.

During fiscal 1995, the Company entered into two interest rate swap agreements with two banks to convert debt with an initial aggregate notional amount of $8.7 million from floating-rate to fixed-rate debt. The notional amount of these swaps, which have terms of four years, was $17.9 million at June 30, 1996. Under the terms of these agreements, the Company makes payments at a fixed interest rate of 8.061% and will receive payments based on six-month LIBOR in arrears. The net interest paid or received is included in interest expense. These swaps are hedged against the $35.0 million of 6.74% Senior Notes which were originally converted to floating-rate debt in fiscal 1994 as discussed below. At June 30, 1996 and 1995, the fair value of these contracts was negative $0.6 million and negative $0.9 million, respectively.

In fiscal 1994, the Company entered into a fixed-to-floating interest rate swap agreement with a bank with a notional amount of $35.0 million to convert that amount of the 6.74% Senior Notes due in 2003 to floating-rate debt. This swap has an initial term of three years, which is renewable at the bank's option for an additional two years. Under the terms of this agreement, the Company makes payments at variable rates which are based on six-month LIBOR and receives payments at a fixed interest rate of 5.265%. The net interest paid or received is included in interest expense. At June 30, 1996, the variable rate was 5.8125%. The fair value of this contract was negative $1.1 million and negative $1.2 million at June 30, 1996 and 1995, respectively.

During fiscal 1990, the Company entered into two interest rate swap agreements with an initial notional amount of $10.0 million, which expired in December 1995. The swap agreements originally converted certain variable-rate term loans into fixed-rate obligations with a fixed rate of 9.01%. Under the terms of these agreements, the Company made payments at a fixed interest rate of 8.34% and received payments at variable rates which were based on LIBOR. The net interest paid or received was included in interest expense. In fiscal 1994, the Company repaid the balance of these term loans and utilized these swap agreements as a hedge against the $35.0 million floating-rate swap mentioned above. At June 30, 1995, the fair value of this contract was negative $0.1 million.

The notional amounts and applicable rates of the Company's interest rate swap agreements are as follows:

                                           Paid Fixed,                           Paid Floating,
                                        Received Floating                        Received Fixed

(In thousands)                    1996        1995        1994            1996        1995        1994
Notional amount:
Beginning balance                $17,375     $ 9,125     $10,000         $35,000     $35,000     $    --
New contracts                     37,900      10,000          --              --          --      35,000
Expired contracts                 (7,375)     (1,750)       (875)             --          --          --
Ending balance                   $47,900     $17,375     $ 9,125         $35,000     $35,000     $35,000

                                   Weighted Average
                                    Interest Rates
Type of swap:                      Paid      Received
Paid fixed, received floating     7.728 %      5.754%
Paid floating, received fixed     6.038 %      5.265%

Hedging activities increased interest expense by $0.7 million in fiscal 1996 and 1995, and by $0.5 million in fiscal 1994.

The notional amount of the swap contracts does not represent exposure to credit loss. In the event of default by the counterparties, the risk, if any, in these transactions is the cost of replacing the swap agreement at current market rates. The Company continually monitors its positions and the credit ratings of its counterparties and limits the amount of agreements it enters into with any one party. Management does not anticipate nonperformance by the counterparties; however, if incurred, any such loss would be immaterial.

The fair value of long-term debt as of June 30, 1996 and 1995 was $105.8 million and $53.9 million, respectively, based on the market value of debt with similar maturities and covenants.

The Company's debt agreements contain covenants regarding fixed charge coverage and net worth and contain other restrictions, including limitations of additional borrowings, the acquisition, disposition and securitization of assets, and payments of dividends to shareholders. Under the terms of the various debt instruments, retained earnings of approximately $48.7 million at June 30, 1996 is available for cash dividends and stock acquisitions.

Maturities of long-term debt for the five years ending June 30, 2001 are as follows: 1997 - $0.1 million; 1998 - $1.6 million; 1999 - $9.0 million; 2000 -
$10.5 million; and 2001 - $42.1 million. The book value of all encumbered properties as of June 30, 1996 totaled $4.5 million.

The Company incurred interest expense of $5.4 million, $5.5 million, and $4.8 million for fiscal 1996, 1995, and 1994, respectively, of which $0.3 million for 1996, and $0.1 million for 1995 were capitalized. Interest paid, net of amounts capitalized, totaled $5.0 million, $5.3 million, and $4.8 million for fiscal 1996, 1995, and 1994, respectively.

7. INCOME TAXES

Effective July 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for deferred income taxes, whereby enacted statutory tax rates are applied to the differences between the financial reporting and tax bases of assets and liabilities. The cumulative effect of the change in accounting principle was a reduction in the deferred income tax liability and a corresponding increase in net income of $0.9 million in fiscal 1994.

Income tax expense, for the years ended June 30, 1996, 1995, and 1994, consists of the following:

(In thousands)                                                          1996           1995           1994
Current:
  Federal                                                              $2,139         $3,052         $2,313
  State                                                                   418            297            360
Total current                                                           2,557          3,349          2,673
Deferred:
  Federal                                                               1,176          1,743            133
  State                                                                   171            111            320
Total deferred                                                          1,347          1,854            453
Income taxes                                                           $3,904         $5,203         $3,126

The amounts of income tax expense differ from the amounts obtained by application of the statutory U.S. rates to income before income taxes, extraordinary item, and cumulative effect of changes in accounting principles for the reasons shown in the following table:

(In thousands)                                                          1996           1995           1994
Computed at statutory U.S. rate                                        $3,539         $4,312         $2,697
State income taxes, net of Federal tax benefit                            388            269            449
Goodwill amortization                                                     251            221            242
Charitable contribution                                                    --             --           (127)
Research tax credit                                                      (217)            --             --
Sale of joint venture                                                      --            295             --
Other                                                                     (57)           106           (135)
Income taxes                                                           $3,904         $5,203         $3,126

Cash paid for income taxes totaled $2.4 million, $3.3 million, and $3.0 million for fiscal 1996, 1995, and 1994, respectively.

The net current and noncurrent components of deferred income taxes included in the Consolidated Balance Sheets at June 30, 1996 and 1995 are as follows:

(In thousands)                                                                      1996             1995
Net current assets                                                                 $2,150           $1,092
Net noncurrent liabilities                                                          8,804            4,641
Net liability                                                                      $6,654           $3,549

The Company has state net operating loss carryforwards aggregating approximately $29.8 million, which expire during fiscal years 2004 to 2011. A valuation allowance of $0.4 million has been established for state net operating loss benefits that are not expected to be realized.

The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities in the Consolidated Balance Sheets at June 30, 1996 and 1995 are as follows:

(In thousands)                                                                      1996             1995
Assets:
  Allowance for doubtful accounts                                                  $  784           $  368
  Inventories                                                                         274              135
  Employee benefits                                                                 3,363            3,056
  State net operating loss carryforwards                                              891              501
  Debt discount                                                                       236               --
  Other                                                                                --               77
Gross deferred tax assets                                                           5,548            4,137
Liabilities:
  Property, plant, and equipment                                                   11,603            7,230
  Other                                                                               187              182
Gross deferred tax liabilities                                                     11,790            7,412
Less: Valuation allowance                                                             412              274
Net liability                                                                      $6,654           $3,549

8. RETIREMENT PLANS

Retirement benefits are provided to substantially all employees principally through a noncontributory, defined benefit pension plan ("Core Plan") and a thrift savings plan. The Core Plan benefits are based on the plan provisions relating to employees' compensation and years of service. Assets under the plans consist of marketable securities, including common stock of the Company of $1.5 million as of

August 1996, and are held in trust funds managed by independent investment advisors. These plans are qualified plans under the Internal Revenue Code. The policy of the Company is to fund the Core Plan at amounts not less than the minimum requirements of the Employee Retirement Income Security Act of 1974. A supplementary nonqualified, nonfunded pension plan ("Supplemental Plan") for certain key executives is also maintained and is provided for by charges to earnings sufficient to meet the projected benefit obligation. The pension cost for this plan is based on substantially the same actuarial assumptions as those used for the Core Plan.

The components of net pension costs for fiscal 1996, 1995, and 1994 follow:

                                                              Core Plan                 Supplemental Plan
(In thousands)                                       1996       1995       1994        1996    1995    1994
Present value of benefits earned                    $ 1,940    $ 1,685    $ 1,056      $ 70    $ 78    $ 80
Interest cost on plan liabilities                     1,979      1,647      1,419       326     299     237
Return on plan assets:
  Actual                                             (4,522)    (2,257)       (14)       --      --      --
  Deferred                                            2,382        371     (1,921)       --      --      --
Amortization of transition (asset) obligation          (180)      (180)      (215)       76      68      37
Net pension costs                                   $ 1,599    $ 1,266    $   325      $472    $445    $354

The actuarial assumptions used in determining net pension cost and the related benefit obligations for the Core Plan were as follows:

                                                                1996          1995            1994

Discount rate for liabilities                                   8.25%          8.50%          8.50%
Discount rate for expenses                                      8.25%          8.50%          8.50%
Rate of increase in compensation                                4.50%          4.50%          4.50%
Long-term rate of return on plan assets                         9.00%          9.00%          9.00%

A summary of the funded status of the pension plans at June 30, 1996 and 1995 follows:

                                                                                              Supplemental
                                                                        Core Plan                 Plan
(In thousands)                                                       1996       1995         1996      1995
Plan assets at market value                                         $27,771    $24,192      $    *    $    *
Plan liabilities:
  Present value of benefit obligation:
     Vested                                                          22,882     18,896       2,816     2,886
     Nonvested                                                        1,558        637         541       411
  Accumulated benefit obligation                                     24,440     19,533       3,357     3,297
  Adjustment for future salary increases                              4,244      4,154         634       637
Projected benefit obligation                                         28,684     23,687       3,991     3,934
(Excess) deficiency of plan assets over plan liabilities                913       (505)      3,991     3,934
Unrecognized transition asset (obligation)                            2,269      2,449        (798)     (838)
Adjustment required to reflect minimum liability                         --         --          17       219
Unrecognized gains (losses)                                             282        (79)         69       (65)
Accrued pension costs                                               $ 3,464    $ 1,865      $3,279    $3,250

*The Supplemental Plan is technically a nonfunded plan; however, the Company has acquired life insurance contracts, in the approximate amount of $14.6 million and $14.5 million at June 30, 1996 and 1995, respectively, intended to be adequate to fund future benefits. The cash surrender value of these contracts, net of policy loans, was $1.2 million and $1.1 million at June 30, 1996 and 1995, respectively, and is included in other assets in the Consolidated Balance Sheets.

The Company made the required cash contributions to the Core Plan of $2.8 million and $1.4 million for fiscal 1996 and 1995, respectively. Due to the overfunded status, no contributions were made for fiscal 1994.

The thrift savings plan enables employees to save a portion of their earnings on a tax-deferred basis and also provides for matching contributions from the Company for a portion of the employees' savings. Additionally, the plan provides for individual subsidiary companies to make profit-sharing contributions. The Company's expense under this plan was $1.8 million, $1.5 million, and $1.1 million for fiscal 1996, 1995, and 1994, respectively.

9. OTHER POSTRETIREMENT BENEFITS

All employees of the Company are eligible for retiree medical coverage if they retire on or after attaining age 55 with ten or more years of service. Benefits differ depending upon the date of retirement. For those employees who retired prior to April 1, 1988, and are under age 65, coverage is available at a cost to the retiree equal to the cost to the Company for an active employee less the fixed company subsidy. Once employees in this group have reached age 65, coverage is available at a cost to the retiree equal to the cost to the Company for a post-65 retiree less the fixed company subsidy.

For those employees who retired on or after April 1, 1988, but before January 1, 1994, coverage is available until the earlier of the retiree's death or attainment of age 65. The retiree contributes the full active rate. Upon reaching age 65, coverage under the Company's plan ceases and the retiree becomes covered by Medicare.

For those employees who retire on or after January 1, 1994, coverage is available until the earlier of the death of the retiree or attainment of age 65. The retiree contributes the full retiree rate, which is equal to the cost to the Company for a pre-65 retired employee. Upon reaching age 65, coverage under the Company's plan ceases, and the retiree becomes covered by Medicare.

Effective July 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires recognition of the cost of postretirement benefits during the employees' service periods. Previously, such expenses were accounted for on a cash basis. The Company elected to immediately recognize the liability for prior years' service as the cumulative effect of a change in accounting principle. Accordingly, in the first quarter of 1994, the Company recorded an accumulated postretirement benefit obligation ("APBO") and a corresponding charge to net income of $0.9 million and a noncurrent deferred income tax benefit of $0.4 million, resulting in an after-tax charge of $0.5 million. This is an unfunded plan.

The APBO existing at July 1, 1996 was $0.2 million. The discount rate used in determining the APBO was 8.25%. An 11% rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1996, with the rates gradually decreasing to 5.5% in the year 2003 and remaining level thereafter. A one percentage-point increase in the assumed health care cost trend rates would not change the APBO.

10. SHAREHOLDERS' EQUITY

Shareholders' equity consists of the following:

(Dollars in thousands, except                         Common Stock         Capital in Excess    Retained
  per share data)                                 Shares         Amount      of Par Value       Earnings
Balance at June 30, 1993                         5,948,000      $2,974          $11,594         $36,125
Net income                                              --          --               --           5,208
Cash dividends - $.20 per share                         --          --               --          (1,192 )
Net shares issued upon exercise of
  stock options                                     36,000          18              202              --
Balance at June 30, 1994                         5,984,000       2,992           11,796          40,141
Net income                                              --          --               --           7,479
Cash dividends - $.20 per share                         --          --               --          (1,201 )
Net shares issued upon exercise of
  stock options                                     46,000          23              652              --
Balance at June 30, 1995                         6,030,000       3,015           12,448          46,419
Net income                                              --          --               --           5,709
Cash dividends - $.20 per share                         --          --               --          (1,485 )
Issuances of stock                               1,805,000         902           39,459              --
Net shares issued upon exercise of
  stock options                                     73,000          37            1,064              --
Balance at June 30, 1996                         7,908,000      $3,954          $52,971         $50,643

In November 1995, the Company completed the issuance of an additional 1.725 million shares of the Company's common stock through a public offering, resulting in net proceeds (after deducting issuance costs) of $38.4 million. The Company used the net proceeds to (i) repay the $11.2 million of 9.76% Senior Notes due in June 2000, plus a $1.3 million ($0.8 million after tax) prepayment penalty, (ii) fund the cash portion of the acquisition costs of the assets of the Software Factory, ETC, and PeachWeb, and (iii) repay short-term borrowings used to fund seasonal working capital needs.

In February 1989, as part of a shareholder rights plan, the Board of Directors declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock. Each right entitles the shareholder to buy one unit (one one-thousandth of a share) of Series A Preferred Stock at a purchase price of $45 per share (the "Purchase Price"), subject to adjustment. The rights will become exercisable initially if a person or group acquires or announces a tender offer for 20% or more of the Company's common stock ("Acquiring Person"), at which time each right will be exercisable to purchase one unit of Series A Preferred at the Purchase Price. At any time after a person becomes an Acquiring Person, the Company may issue a share of common stock in exchange for each right other than those held by the Acquiring Person. If an Acquiring Person acquires 30% or more of the Company's common stock or an Acquiring Person merges into or combines with the Company, each right will entitle the holder, other than the Acquiring Person, upon payment of the Purchase Price, to acquire Series A Preferred or, at the option of the Company, common stock, having a market value equal to twice the Purchase Price. If the Company is acquired in a merger or other business combination in which it does not survive or if 50% of its earnings power is sold, each right will entitle the holder, other than the Acquiring Person, to purchase securities of the surviving company having a market value equal to twice the Purchase Price. Unless redeemed earlier, the rights expire on February 13, 1999. The rights may be redeemed by the Board of Directors at any time prior to the tenth day after a person becomes an Acquiring Person, subject to the Board of Directors' ability to extend or reinstate the redemption period under certain circumstances. The rights may have certain anti-takeover effects. An Acquiring Person will experience substantial dilution under certain circumstances. However, the rights should not interfere with any merger or other business combination approved by the Board of Directors because the rights are generally redeemable at the discretion of the Board.

The Board of Directors has authorized the purchase of up to 200,000 shares of the Company's stock from time to time on the open market. The shares, if and when purchased, may be used for the funding of employee benefit plans. As of June 30, 1996, 133,000 shares had been repurchased under this authorization.

In addition to its common stock, the Company's authorized capital includes 1,000,000 shares of preferred stock ($1.00 par value), issuable in series, of which 100,000 shares are designated as Series A Preferred.

11. STOCK OPTIONS

Under the Company's stock option plans, selected employees and non-employee directors may be granted options to purchase its common stock at prices equal to the fair market value of the stock at the date the options are granted. There are no charges to earnings resulting from the plans. In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued and is effective for fiscal 1997. The impact of the statement is expected to be immaterial. The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will comply with the disclosure requirements of SFAS No. 123 in fiscal 1997.

The following is a summary of changes in options outstanding:

                                                         Number of       Option Price       Option Price
(Dollars in thousands, except per share price)            Shares           Per Share           Total
Outstanding and exercisable at June 30, 1993              470,000      $ 4.60 to $28.00       $  4,589
Exercised                                                 (43,000)     $ 4.60 to $ 9.75           (301)
Granted                                                   117,000      $ 9.45 to $14.13          1,144
Lapsed or canceled                                        (91,000)     $ 9.50 to $12.38         (1,067)
Outstanding and exercisable at June 30, 1994              453,000      $ 6.38 to $28.00          4,365
Exercised                                                 (50,000)     $ 9.00 to $10.63           (486)
Granted                                                   204,000      $16.75 to $19.19          3,846
Outstanding and exercisable at June 30, 1995              607,000      $ 6.38 to $28.00          7,725
Exercised                                                 (71,000)     $ 6.38 to $ 9.75           (632)
Granted                                                   169,000      $16.75 to $25.06          3,114
Lapsed or canceled                                        (32,000)     $16.75 to $25.06           (705)
Outstanding and exercisable at June 30, 1996              673,000      $ 8.25 to $28.00       $  9,502

At June 30, 1996, 1,077,000 shares of authorized but unissued common stock were reserved for issuance upon exercise of options granted or grantable under the plans. Options are exercisable under the plans for periods of five to ten years from the date of grant.

12. SALE OF UNCONSOLIDATED JOINT VENTURE

In February 1995, the Company sold its 50% joint venture interest in Central Florida Press, L.C. ("CFP") to The Lanman Companies, Inc., the other owner of CFP, for $6.8 million in cash. The sale resulted in an after-tax charge of $0.4 million, or $.06 per share, arising primarily from certain tax liabilities related to the transaction.

13. RESTRUCTURING CHARGE

In the fourth quarter of fiscal 1994, the Company recorded a restructuring charge of $1.9 million. This charge resulted from reductions in its workforce related to the decision to close its Springfield, Virginia, composition and prepress facility and to transfer these activities to Richmond, Virginia, and Baltimore, Maryland, facilities. The Company recorded a charge of $1.6 million related to employee termination benefits with the remaining $0.3 million charge related to equipment write-offs and miscellaneous other direct costs associated with the discontinuation of the operations and other exit costs. During fiscal 1995, the Company substantially completed its restructuring plan. Actual amounts charged against the reserve for fiscal 1995 were $1.8 million, with the remaining $0.1 million charged against the reserve in fiscal 1996.

14. CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic regions. As of June 30, 1996 and 1995, the Company had no significant concentrations of credit risk.

15. SUPPLEMENTAL CASH FLOW INFORMATION

The effect of certain noncash activities has been excluded from the Consolidated Statements of Cash Flows. The Company assumed $2.7 million of obligations in conjunction with acquisitions for the fiscal year ended June 30, 1996. There were no noncash investing or financing activities in fiscal 1995 and 1994.

16. CONTINGENCIES

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Cadmus Communications Corporation:

   We have audited the accompanying consolidated balance sheets of Cadmus Communications Corporation and Subsidiaries ("Cadmus") as of June 30, 1996 and 1995, and the consolidated related statements of income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cadmus as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

   As discussed in Notes 7 and 9 to the consolidated financial statements, effective as of July 1, 1993, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 and its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.

   Our audits were made for the purpose of forming an opinion on the 1996 and 1995 basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These 1996 and 1995 schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                     ARTHUR ANDERSEN LLP

Richmond, Virginia
   August 1, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Cadmus Communications Corporation:

   We have audited the consolidated statements of income and cash flows of Cadmus Communications Corporation and Subsidiaries for the year ended June 30, 1994. We have also audited the 1994 financial statement schedule listed in the Index to Financial Statements and Schedules of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cadmus Communications Corporation and Subsidiaries for the year ended June 30, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the 1994 financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

   As discussed in Notes 7 and 9 to the consolidated financial statements, effective as of the beginning of 1994, the Company changed its method of accounting for income taxes to conform with Statement of Financial Standards No. 109 and its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.

                                                     COOPERS & LYBRAND L.L.P.

Richmond, Virginia
August 2, 1994




            ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Previously reported in the Company's Form 8-K and 8-K/A filed with the Securities and Exchange Commission on August 23, 1994 and September 20, 1994, respectively.

                                   PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors is divided into three classes (I, II and III), with one class being elected every year for a term of three years. Jeanne M. Liedtka and Wallace Stettinius currently serve as Class I directors of the Company and will be nominated to serve as Class I directors for terms of three years expiring at the 1999 annual meeting. The Company's Articles of Incorporation require that the classes of directors be maintained as nearly equal in number as possible. Accordingly, John D. Munford, II, who was elected by the shareholders of the Company to serve until the 1997 annual meeting of shareholders as a Class II director, will be nominated to serve as a Class I director. In accordance with the Company's Articles of Incorporation, in the event Mr. Munford is not elected as a Class I director, he will continue to serve as a Class II director.

     Certain information concerning the nominees for election at the 1996 Annual Meeting of Shareholders to be held November 13, 1996 ("Annual Meeting") Annual Meeting as Class I directors is set forth below, as well as certain information about the Class II and Class III directors, who will continue in office after the Annual Meeting until the 1997 and 1998 annual meeting of shareholders, respectively.

                            NOMINEES FOR ELECTION AS
                               CLASS I DIRECTORS
                      (TO SERVE UNTIL 1999 ANNUAL MEETING)

                                              PRINCIPAL OCCUPATION DURING
                       DIRECTOR            PAST FIVE YEARS AND DIRECTORSHIPS
  NAME AND (AGE)       SINCE(1)                IN OTHER PUBLIC COMPANIES
Jeanne M. Liedtka (41)   1995     Associate Professor at the Darden Graduate School
                                    of Business Administration, University of
                                    Virginia. Formerly, Associate Professor at
                                    Rutgers University and Simmons College.



John D. Munford, II (68) 1965     Retired. Formerly, Vice Chairman, Executive Vice
                                    President, Union Camp Corporation, Franklin,
                                    Virginia. Director, Pulaski Furniture
                                    Corporation, Universal Corporation, and Caraustar
                                    Industries, Inc.


Wallace Stettinius (63)  1967     Senior Executive Fellow at the School of Business,
                                    Virginia Commonwealth University, Richmond,
                                    Virginia. Formerly, Chairman of the Board,
                                    President and Chief Executive Officer, Cadmus.
                                    Director, American Filtrona Corporation and
                                    Chesapeake Corporation.


                               CLASS II DIRECTORS
                      (SERVING UNTIL 1997 ANNUAL MEETING)

                                              PRINCIPAL OCCUPATION DURING
                       DIRECTOR            PAST FIVE YEARS AND DIRECTORSHIPS
  NAME AND (AGE)       SINCE(1)                IN OTHER PUBLIC COMPANIES
Frank Daniels, III (40)  1994     Chairman and Chief Executive Officer of KOZ, Inc.,
                                    a Raleigh-based provider of Web-based data.
                                    Formerly, Publisher, Nando.net and Vice
                                    President, Editor and Director of Operations of
                                    The News and Observer Publishing Company.



C. Stephenson            1991     Chairman of the Board, President and Chief
Gillispie, Jr. (54)                 Executive Officer, Cadmus. Formerly, Chief
                                    Operating Officer, Cadmus, and President and
                                    Chief Executive Officer, The William Byrd Press,
                                    Incorporated.

Bruce A. Walker (62)     1977     President, Valco Graphics, Inc., a Seattle
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


                              CLASS III DIRECTORS
                      (TO SERVE UNTIL 1998 ANNUAL MEETING)

                                              PRINCIPAL OCCUPATION DURING
                       DIRECTOR            PAST FIVE YEARS AND DIRECTORSHIPS
  NAME AND (AGE)       SINCE(1)                IN OTHER PUBLIC COMPANIES
Price H. Gwynn, III (73) 1984     Chairman, Presbyterian Publishing Corporation,
                                    Louisville, Kentucky. Formerly Vice President,
                                    Lance, Inc., Charlotte, North Carolina.



John C. Purnell,         1979     Executive Director, Friends Association for
Jr. (55)                            Children, Richmond, Virginia, a non-profit child
                                    welfare organization.


Russell M. Robinson,     1984     Attorney-at-law, President, Director and
II (64)                             shareholder of Robinson, Bradshaw & Hinson, P.A.,
                                    Charlotte, North Carolina. Director, Caraustar
                                    Industries, Inc. and Duke Power Company.

John W. Rosenblum (52)   1988     Dean, The Jepson School of Leadership Studies,
                                    University of Richmond, Richmond, Virginia.
                                    Formerly, Tayloe Murphy Professor and Dean, the
                                    Darden Graduate School of Business Adminis-
                                    tration, University of Virginia. Director,
                                    Chesapeake Corporation, Comdial Corporation, Cone
                                    Mills Corporation, and T. Price Associates.


(1) All service by Cadmus directors prior to June 30, 1984, refers to service as directors of Cadmus' subsidiaries, Byrd or Washburn.

Executive Officers

      For more information regarding the executive officers of Cadmus, see "Executive Officers of the Registrant" at the end of Part I of this report.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

     Based on a review of the reports of changes in beneficial ownership of Common Stock and written representations furnished to Cadmus, Cadmus believes that its officers and directors filed on a timely basis the reports required to be filed under Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended June 30, 1996, except that (i) two Forms 4 reporting 18 purchases were filed late by Mr. Daniels and (ii) one Form 4 reporting one purchase was filed late by Mr. Walker.


Family Relationships

      Mr. Dalton is the brother-in-law of Mr. Robinson.

                    ITEM 11.  EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION

     The following table shows, for the fiscal years ended June 30, 1996, 1995, and 1994, all compensation paid or accrued by Cadmus and its subsidiaries to the Company's Chief Executive Officer and its four other most highly compensated executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                                          LONG-TERM
                                                             ANNUAL COMPENSATION                         COMPENSATION
                                                                                     OTHER         SECURITIES     ALL OTHER
                                                                                     ANNUAL        UNDERLYING      COMPEN-
          NAME (AGE) AND                                                            COMPEN-         OPTIONS/       SATION
        PRINCIPAL POSITION            YEAR     SALARY ($)(1)     BONUS ($)(2)      SATION($)       SARS (#S)         ($)
C. Stephenson Gillispie, Jr. (54)     FY96       $ 310,000         $      0         $ 46,575(3)      20,000        $29,185(9)
  Chairman, President and             FY95         297,500          160,000               --         42,200          4,500
  Chief Executive Officer             FY94         290,200          150,000               --         25,000          4,497
Michael Dinkins (42)
  Group President, Cadmus             FY96         190,000                0               --         10,000         12,769(10)
  Graphic Communications Group        FY95         182,000           90,000               --         20,800             --
                                      FY94         179,200           75,000          115,922(4)      10,000             --
Gregory Moyer (47)                    FY96         180,000                0          108,459(5)       8,000          8,709(11)
  Vice President, Human               FY95         175,000           70,000          154,176(6)      30,800             --
  Resources and Quality               FY94              --               --               --             --             --
John H. Phillips (52)                 FY96         172,000                0           25,777(7)       8,000         10,105(12)
  Vice President, Support             FY95         165,000           83,000               --         10,800          4,500
  and Development                     FY94         163,840           83,000               --         13,500          4,497
Bruce V. Thomas (39)                  FY96         165,000                0           21,344(8)       8,000          7,952(13)
  Vice President and                  FY95         156,000           82,000               --         10,800          4,500
  Chief Financial Officer             FY94         154,200           80,000               --         12,000          1,875

 (1) Reflects salary before pretax contributions under the Cadmus Thrift Savings Plans.

 (2) Reflects short-term incentive awards accrued for each of the three fiscal years ended June 30, 1996 under the Cadmus Executive Incentive Plan.

 (3) Of the total amount reported as "Other Annual Compensation" for Mr. Gillispie in fiscal year 1996, $34,875 was paid, pursuant to a change in the Cadmus vacation policy, for previously accrued vacation not taken in prior fiscal years and $11,700 was paid as an automobile allowance.

 (4) Of the total amount reported as "Other Annual Compensation" for Mr. Dinkins in fiscal year 1994, $50,000 was paid as a reimbursement for the value of stock options forfeited by Mr. Dinkins when he left his previous employer to join Cadmus during fiscal year 1994 with the balance of the amount so reported attributable in the aggregate to other relocation expenses, including tax payments on moving expenses, settlement and closing costs, temporary living and travel expenses and moving expenses, each of which individually amounts to less than 25% of the total amount reported.

 (5) Of the total amount reported as "Other Annual Compensation" for Mr. Moyer in fiscal year 1996, $93,046 was for reimbursement of costs and expenses related to the sale of his former home.

 (6) Of the total amount reported as "Other Annual Compensation" for Mr. Moyer in fiscal year 1995, $43,311 was paid for closing costs related to the purchase of his new home, $65,486 for mortgage and bridge loan payments, $40,000 for discretionary expenses and $5,379 was attributable to other relocation expenses, including temporary living and travel expenses, which other relocation expenses individually amount to less than 25% of the total amount reported.

 (7) Of the total amount reported as "Other Annual Compensation" for Mr. Phillips in fiscal year 1996, $19,350 was paid, pursuant to a change in the Cadmus vacation policy, for previously accrued vacation not taken in prior fiscal years.

 (8) Of the total amount reported as "Other Annual Compensation" for Mr. Thomas in fiscal year 1996, $12,163 was paid, pursuant to a change in the Cadmus vacation policy, for previously accrued vacation not taken in prior fiscal years and $9,181 was paid as an automobile allowance.

 (9) Reflects $26,809 contributed or matched by Cadmus or its subsidiaries for fiscal year 1996 under the Cadmus Thrift Savings Plans and the remainder paid by Cadmus for life insurance premiums.

(10) Reflects $12,182 contributed or matched by Cadmus or its subsidiaries for fiscal year 1996 under the Cadmus Thrift Savings Plans and the remainder paid by Cadmus for life insurance premiums.

(11) Reflects $7,752 contributed or matched by Cadmus or its subsidiaries for fiscal year 1996 under the Cadmus Thrift Savings Plans and the remainder paid by Cadmus for life insurance premiums.

(12) Reflects $8,600 contributed or matched by Cadmus or its subsidiaries for fiscal year 1996 under the Cadmus Thrift Savings Plans and the remainder paid by Cadmus for life insurance premiums.

(13) Reflects $7,635 contributed or matched by Cadmus or its subsidiaries for fiscal year 1996 under the Cadmus Thrift Savings Plans and the remainder paid by Cadmus for life insurance premiums.

STOCK OPTIONS

     The following table reflects grants of stock options made during the fiscal year ended June 30, 1996 to each of the named executive officers.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                                     POTENTIAL
                                                                                                    REALIZABLE
                                                                                                     VALUE AT
                                 NUMBER OF                                                        ASSUMED ANNUAL
                                 SECURITIES     PERCENTAGE OF                                     RATES OF STOCK
                                 UNDERLYING     TOTAL OPTIONS/     EXERCISE                     PRICE APPRECIATION
                                  OPTIONS        SARS GRANTED      OR BASE                          FOR OPTION
                                  GRANTED        TO EMPLOYEES       PRICE       EXPIRATION           TERM (2)
            NAME                  (#) (1)       IN FISCAL YEAR      ($/SH)         DATE           5%          10%
C. Stephenson Gillispie, Jr.       20,000              12%          $16.75      05/08/06       $210,715     $533,990
Michael Dinkins                    10,000               6            16.75      05/08/06        105,358      266,995
Gregory Moyer                       8,000               5            16.75      05/08/06         84,286      213,596
John H. Phillips                    8,000               5            16.75      05/08/06         84,286      213,596
Bruce V. Thomas                     8,000               5            16.75      05/08/06         84,286      213,596

(1) All grants were made under the Company's 1990 Long Term Incentive Stock Plan, and are exercisable approximately two to five years from the date of grant, depending upon the Common Stock's "cumulative total return" relative to the Company's peer group, as reflected in the performance graph included in the Company's proxy statements.

(2) The dollar amounts under these columns are the result of calculations at assumed annual rates of stock price appreciation set by the Securities and Exchange Commission. The dollar amounts shown are not intended to forecast possible future appreciation, if any, of the price of the Common Stock.

     The following table reflects certain information regarding the exercise of stock options during the fiscal year ended June 30, 1996, as well as information with respect to unexercised options held at such date by each of the named executive officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                         NUMBER OF           VALUE OF
                                                                        UNEXERCISED         UNEXERCISED
                                                                        OPTIONS AT        "IN THE MONEY"
                                                                          FISCAL         OPTIONS AT FISCAL
                                    NUMBER OF                          YEAR END (#)        YEAR END ($)
                                 SHARES ACQUIRED        VALUE          EXERCISABLE/        EXERCISABLE/
                                 ON EXERCISE (#)     REALIZED ($)      UNEXERCISABLE       UNEXERCISABLE
C. Stephenson Gillispie, Jr.            0                 $0           107,000/62,200           $668,000/0
Michael Dinkins                         0                  0            20,000/20,800             55,650/0
Gregory Moyer                           0                  0            20,000/18,800                  0/0
John H. Phillips                        0                  0            51,500/18,800            336,562/0
Bruce V. Thomas                         0                  0            20,000/18,800            121,500/0

CHANGE-IN-CONTROL AGREEMENTS

     Cadmus has entered into agreements with Messrs. Gillispie, Dinkins, Moyer, Phillips, Thomas, Bosher and Fernstrom and five other managers that provide for severance payments and certain other benefits if their employment terminates after "a change in control" (as defined therein) of Cadmus. Payments and benefits will be paid under these agreements only if, within three years following a change in control (or such shorter period from the date of any change in control to normal retirement), the employee (i) is terminated involuntarily without "cause" (as defined therein) and not as a result of death, disability or normal retirement, or (ii) terminates his employment voluntarily for "good reason" (as defined therein). "Change in control" is defined generally to include (i) an acquisition of 20% of Cadmus' voting stock, (ii) certain changes in the composition of the Cadmus Board of Directors, (iii) shareholder approval of certain business combinations or asset sales in which Cadmus' historic shareholders hold less than 60% of the resulting or purchasing company or (iv) shareholder approval of the liquidation or dissolution of Cadmus.

     In the event of such termination following a change in control, the employee will be entitled to receive a lump sum severance payment, certain other payments and a continuation of employee welfare benefits. Severance payments under these agreements are determined by a formula that takes into account base salary, annual bonus and years of employment. Under this formula, Mr. Gillispie will be entitled to the maximum severance payment, which will be an amount equal to three times the sum of his base salary and annual bonus for the year in which termination occurs, or for the fiscal year ended June 30, 1992, whichever is higher. The total amount payable to Mr. Gillispie may not exceed the maximum amount that may be paid without the imposition of a federal excise tax on Mr. Gillispie and denial of a tax deduction to the payer.

RETIREMENT BENEFITS

     PENSION PLAN. Substantially all employees of Cadmus and its participating subsidiaries who are 21 years of age or older and who are credited with at least one year of service with Cadmus or a participating subsidiary are covered by the Cadmus Pension Plan (the "Pension Plan"). The Pension Plan is a non-contributory defined benefit pension plan under which retirement benefits are generally based on periods of active participation. For the period July 1, 1979 through June 30, 1985, a participant earned a retirement benefit expressed as an annuity for life equal to 2% of his or her base compensation (exclusive of non-guaranteed commissions, bonuses, overtime pay and similar payments) for each year of service. For periods after June 30, 1985, a participant earns a retirement benefit generally equal to 1.6% of his or her base compensation each year (limited to the inflation adjusted compensation cap each year starting July 1, 1989). Under a special rule, employees who were participants on June 30, 1985 generally accrued further benefits after June 30, 1985 and before January 1, 1992 at no less than the amount of accrual for the fiscal year ended June 30, 1985. This special rule ceased to apply effective for accruals after December 31, 1991. Prior to July 1, 1979, several different benefit formulas applied, and employees who were participants before July 1, 1979 will retain their accrued past service benefit for service before July 1, 1979 based on the benefit formulas then in effect.

     Because retirement benefits under the Pension Plan are based on career average compensation, a table showing annual retirement benefits based upon final average compensation and years of service is inappropriate and has been omitted. Based on the benefit formula in effect on and after July 1, 1985, and on the assumption that the individuals named will continue to receive, until normal retirement age, covered compensation in the same amounts paid for the fiscal year ended June 30, 1996, the estimated annual benefits which are not subject to any deduction for Social Security or other offset amount payable for the named executive officers are $65,208 for Mr. Gillispie, $60,600 for Mr. Dinkins, $47,004 for Mr. Moyer, $64,140 for Mr. Phillips, and $69,876 for Mr. Thomas.

     CADMUS SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. Cadmus maintains the Cadmus Supplemental Executive Retirement Plan (the "SERP") to provide supplemental retirement benefits for certain key employees of Cadmus and its participating subsidiaries who are credited with at least five years of service as group 1 employees and who are selected by the Board of Directors of Cadmus for participation in the SERP. The Board may waive all or any part of the five year service requirement. The SERP is a non-qualified unfunded plan which covers 17 active key employees of Cadmus and its participating subsidiaries. The retirement or death benefit payable under the SERP is a 15-year term certain annuity equal to 30% of the participant's final average (highest three years out of last ten) base compensation (exclusive of non-guaranteed commissions, bonuses, overtime pay or similar payments) generally commencing at the participant's normal retirement age (which is age 65 for employees last hired prior to age 60 or otherwise is the fifth anniversary of commencement of participation). Benefits are not subject to any reduction for Social Security or other offset amount.

     The following table shows the estimated annual retirement benefits payable to SERP participants in the following average final compensation and years of service classifications assuming retirement at age 65. Average compensation under the SERP includes only the amounts set forth under "Salary" in the Summary Compensation Table.

                             SUPPLEMENTAL EXECUTIVE
                             RETIREMENT PLAN TABLE


   HIGHEST 3-YEAR                       YEARS OF SERVICE
AVERAGE COMPENSATION        5          10          15        20 AND OVER
      100,000            $ 7,500     $15,000     $22,500      $  30,000
      125,000              9,375      18,750      28,125         37,500
      150,000             11,250      22,500      33,750         45,000
      175,000             13,125      26,250      39,375         52,500
      200,000             15,000      30,000      45,000         60,000
      225,000             16,875      33,750      50,625         67,500
      250,000             18,750      37,500      56,250         75,000
      300,000             22,500      45,000      67,500         90,000
      350,000             26,250      52,500      78,750        105,000
      400,000             30,000      60,000      80,000        120,000

     Credited years of service under the SERP as of the fiscal year ended June 30, 1996 are: Mr. Gillispie -- 19; Mr. Dinkins -- 2; Mr. Moyer -- 1; Mr. Phillips -- 21; and Mr. Thomas -- 4.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Members of the Executive Compensation and organization ("ECOC") ECOC are Messrs. Gwynn, Munford, Robinson (Chairman), Rosenblum and Walker. No member of the ECOC is or has been an employee of Cadmus. Furthermore, none of Cadmus' executive officers has served on the board of directors of any company of which an ECOC member is an employee except for John H. Phillips, Vice President, Support and Development of Cadmus, who serves as a director of Valco Graphics, Inc., a privately-held Seattle publication and tabloid printing firm, of which Bruce A. Walker, an ECOC member, is President.

     The firm of Robinson, Bradshaw & Hinson, P.A. of which Russell M. Robinson, II, a Class III director, is President, a Director and a shareholder, was retained to perform legal services for Cadmus during fiscal year 1996. It is anticipated that the firm will continue to provide legal services to Cadmus zduring fiscal year 1997.

DIRECTORS' COMPENSATION

     CASH COMPENSATION. Each director of Cadmus who is not also an executive officer of Cadmus receives: (a) an annual retainer of $10,000; (b) $1,000 for attendance at each Board meeting; (c) $750 for attendance at each committee meeting; and (d) $300 for each conference call Board meeting in which he participates. The Chairmen of the Audit, the Executive Compensation and Organization, and the Benefits and Investment Committees each receive an additional $2,000 annually. Each director also is reimbursed for usual and ordinary expenses of meeting attendance. A director who also is an employee of Cadmus or its subsidiaries receives no additional compensation for serving as a director.

     Cadmus has in effect a plan under which directors may elect to defer their annual retainers and attendance fees generally until after the termination of their service on the Board.

     NON-EMPLOYEE DIRECTOR STOCK COMPENSATION PLAN. Under the 1992 Non-Employee Director Stock Compensation Plan, a portion of the anticipated future increases in the annual retainer are paid in stock options. Each Director who is not an employee of Cadmus or its subsidiaries receives an option grant covering 1,000 shares of Common Stock on August 15 of each year during the term of the Plan, with the fourth grant made under the Plan on August 15, 1996, at a per share exercise price of $13.18. The options granted under the Plan are not exercisable for six months from date of grant except in the case of death or disability. Options that are not exercisable at the time a director's services on the Board terminate for any reason other than death, disability or retirement in accordance with Cadmus' policy will be forfeited.



      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                AND MANAGEMENT


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 31, 1996, the number and percentage of shares of Common Stock held by each of the Cadmus directors and nominees for director, the executive officers named in the "Summary Compensation Table," and all directors and executive officers as a group. Cadmus knows of no person that owns more than five percent of the issued and outstanding shares of Common Stock.

                                 AMOUNT AND NATURE OF         PERCENT OF
NAME AND ADDRESS                 BENEFICIAL OWNERSHIP     COMMON STOCK ISSUED
OF BENEFICIAL OWNER              OF COMMON STOCK (1)        AND OUTSTANDING

Robert I. Dalton, Jr.                    10,738(2)             *
Charlotte, North Carolina

Frank Daniels, III                       12,000(3)             *
Charlotte, North Carolina

Michael Dinkins                          20,965(4)             *
Richmond, Virginia

C. Stephenson Gillispie, Jr.            137,811(5)                 1.7%
Richmond, Virginia

Price H. Gwynn, III                      14,466(6)             *
Charlotte, North Carolina

Jeanne M. Liedtka                         1,000(7)             *
Charlottesville, Virginia

Frank G. Louthan, Jr.                   140,771(8)                 1.8%
Richmond, Virginia

Gregory Moyer                            20,750(9)             *
Richmond, Virginia

John D. Munford, II                      49,003                *
Virginia Beach, Virginia

John H. Phillips                         81,830(10)                1.0%
Richmond, Virginia

John C. Purnell, Jr.                      7,907                *
Richmond, Virginia

Russell M. Robinson, II                  18,272                *
Charlotte, North Carolina

John W. Rosenblum                         5,000                *
Charlottesville, Virginia

Wallace Stettinius                      218,022(11)                2.7%
Richmond, Virginia

Bruce V. Thomas                          21,623(12)            *
Richmond, Virginia

Bruce A. Walker                           4,800                *
Seattle, Washington

All Directors and Executive
Officers as a Group (18
persons)                                788,283(13)                9.6%

   * Indicates that percent of class does not exceed one percent.

 (1) Except as otherwise indicated, each nominee, director, or executive officer has sole voting and investment power with respect to the shares shown. Except as otherwise noted, beneficial ownership for each non-employee director includes 3,000 shares as to which each such director holds presently exercisable options under the Non-Employee Director Stock Option Plan.

 (2) Includes 300 shares held by Mr. Dalton's wife as to which shares Mr. Dalton disclaims beneficial ownership. Mr. Dalton is the brother-in-law of Mr. Robinson.

 (3) Mr. Daniels holds 1,000 of his shares in the form of presently exercisable options.

 (4) Includes 20,000 shares as to which Mr. Dinkins holds presently exercisable options and 115 shares held for his account in the Cadmus account under the Cadmus Thrift Savings Plan and the Cadmus Non-Qualified Thrift Plan (the "Cadmus Thrift Savings Plans").

 (5) Includes 107,000 shares as to which Mr. Gillispie holds presently exercisable options, 986 shares held in a trust of which he is the trustee and 594 shares held for his account in the Cadmus account under the Cadmus Thrift Savings Plans.

 (6) Mr. Gwynn holds 2,000 of his shares in the form of presently exercisable options.

 (7) Ms. Liedtka holds all of her shares in the form of presently exercisable options.

 (8) Includes 14,298 shares held by Mr. Louthan's wife, as to which shares Mr. Louthan disclaims beneficial ownership.

 (9) Includes 20,000 shares as to which Mr. Moyer holds presently exercisable options and 250 shares held for his account in the Cadmus account under the Cadmus Thrift Savings Plans.

(10) Includes 51,500 shares as to which Mr. Phillips holds presently exercisable options and 498 shares held for his account in the Cadmus account under the Cadmus Thrift Savings Plans.

(11) Includes: 181,106 shares held in an agency account by NationsBank of Virginia, N.A., as to all of which shares Mr. Stettinius is the beneficial owner; 2,222 shares, also held in an agency account by NationsBank of Virginia, N.A., for Mr. Stettinius' wife, as to which shares Mr. Stettinius disclaims beneficial ownership; 34,000 shares as to which Mr. Stettinius holds presently exercisable options; and 694 shares held for his account in the Cadmus account under the Cadmus Thrift Savings Plans.

(12) Includes 20,000 shares as to which Mr. Thomas holds presently exercisable options and 196 shares held for his account in the Cadmus account under the Cadmus Thrift Savings Plans.

(13) In addition to the executive officers named in the Summary Compensation Table, the beneficial ownership shown for executive officers of Cadmus reflects shares beneficially owned by David E. Bosher, Vice President and Treasurer and Edward B. Fernstrom, Vice President, Information Technology.


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

                                    PART IV

              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

      The financial statements presented in Item 8 of this report and the financial statement schedules filed as part of this report are listed in the Index to Financial Statements and Schedules on page 50 hereof.

(b)  Reports on Form 8-K

      On June 5, 1996, the Company filed a Form 8-K to report the May 21, 1996, acquisition of Lancaster Press, Inc., a Pennsylvania-based producer of scientific, technical, and medical journals.

(c)  Exhibits

      The Exhibits listed in the accompanying "Index of Exhibits" on pages 54 through 55 hereof are filed as a part of this report.

                                  Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of September, 1996.

                                         CADMUS COMMUNICATIONS CORPORATION

                                          /s/  C. Stephenson Gillispie, Jr.
                                         -------------------------------------
                                         C. Stephenson Gillispie, Jr.
                                         Chairman of the Board, President, and
                                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 30th day of September, 1996.

      Signature                                        Title
      ---------                                        -----

    /s/ C. Stephenson Gillispie, Jr.     Chairman of the Board, President, and
- -------------------------------------    Chief Executive Officer
        C. Stephenson Gillispie, Jr.     (Principal Executive Officer)

   /s/ Bruce V. Thomas                   Vice President and
- -------------------------------------    Chief Financial Officer
         Bruce V. Thomas                 (Principal Financial and Accounting
                                         Officer)

    */s/ Robert I. Dalton, Jr            Director
- -------------------------------------
         Robert I. Dalton, Jr.

                                         Director
- -------------------------------------
         Frank Daniels, III


   */s/ Price H. Gwynn, III              Director
- -------------------------------------
        Price H. Gwynn, III


   */s/ Jeanne M. Liedtka                Director
- -------------------------------------
        Jeanne M. Liedtka


   */s/ Frank G. Louthan, Jr.            Director
- -------------------------------------
        Frank G. Louthan, Jr.


   */s/ John D. Munford, II              Director
- -------------------------------------
        John D. Munford, II


   */s/ John C. Purnell, Jr.             Director
- -------------------------------------
        John C. Purnell, Jr.


   */s/ Russell M. Robinson, II          Director
- -------------------------------------
        Russell M. Robinson, II


   */s/ John W. Rosenblum                Director
- -------------------------------------
         John W. Rosenblum


    */s/ Wallace Stettinius              Director
- -------------------------------------
         Wallace Stettinius


    */s/ Bruce A. Walker                 Director
- -------------------------------------
         Bruce A. Walker


    *By /s/ C. Stephenson Gillispie, Jr.
- -------------------------------------
         C. Stephenson Gillispie, Jr.
         Attorney-in-fact

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

      The Consolidated Balance Sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 1996 and 1995, and the related Consolidated Statements of Income and Cash Flows for each of the three years in the period ended June 30, 1996, including the notes thereto, are presented in Item 8 of this report. The following additional financial data should be read in conjunction with these consolidated financial statements.

                                                  Page

Reports of Independent Accountants                31-32

Financial Statement Schedules: *

II - Valuation and Qualifying Accounts             53


* All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

                                                                    SCHEDULE II

                        CADMUS COMMUNICATIONS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                 Additions
                              ---------------
Reserves and Allowances     Charged to   Costs     Charged
Deducted from Asset         Balance at    and      to Other                     Balance
Accounts:  Allowance        Beginning    Other     Accounts-    Deductions-    at End of
for Doubtful Accounts       of Period   Expenses   Describe     Describe (A)     Period
- ------------------------    ----------  --------   ---------    ------------   ---------
Years Ended:

   June 30, 1994              $1,912    $  535     $ 225(B)       $1,158        $1,514

   June 30, 1995               1,514       860        55(C)        1,276         1,153

   June 30, 1996               1,153       963     1,005(D)          811         2,310

- -----------
(A) Uncollectible accounts charged off, net of recoveries.
(B) Adjustments resulting from acquisition of Waverly Press in fiscal 1994.
(C) Allowance for doubtful accounts of fiscal 1995 acquisitions which included Cadmus Interactive and Ronald James Direct.
(D) Allowance for doubtful accounts of fiscal 1996 acquisitions which included Lancaster Press, Inc., and Subsidiary, The Software Factory, Inc., Na-Tex, Inc., The Mowry Company, Peachweb Corp., and Encryption Technology Corporation.

INDEX OF EXHIBITS

 3.1 Restated Articles of Incorporation of Cadmus Communications Corporation, as amended -- incorporated herein by reference from Exhibit 3.1 of the Form 10-K for the fiscal year ended June 30, 1993.

 3.2 Bylaws of Cadmus Communications Corporation, as amended -- incorporated herein by reference from Exhibit 3.2 of the Form 10-Q for the fiscal quarter ended March 31, 1995.

 4.1 Cadmus agrees to furnish to the Commission upon request any instrument with respect to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10% of Cadmus total consolidated assets.

 4.2 $115,000,000 Revolving Credit/Term Loan Facility Agreement dated as of June 12, 1996, filed herewith.

 4.3 Note Purchase Agreement dated as of December 15, 1993 providing for the issuance of Cadmus' $40,000,000 6.74% Guaranteed Senior Notes due 2003 -incorporated by reference from Exhibit 4.3 of the Form 10-K for the fiscal year ended June 30, 1994.

10.1 Cadmus Executive Incentive Plan dated July 30, 1985 -- incorporated herein by reference from Exhibit 10.1 of the Form 10-K for the fiscal year ended June 30, 1985 (Commission File No. 0-12954).

10.2 Cadmus Supplemental Executive Retirement Plan, as restated effective July 1, 1992 -- incorporated herein by reference from Exhibit 10.2 of Form SE dated September 25, 1992.

10.3   Cadmus 1984 Stock Option Plan -- incorporated herein by reference from
       Exhibit 10.3 of the Form 10-K for the fiscal year ended June 30, 1985 (Commission File No. 0-12954).

10.4 Cadmus 1992 Non-Employee Director Stock Compensation Plan -- incorporated herein by reference from Exhibit 10.5 of the Form SE dated September 25, 1992.

10.5 Cadmus 1990 Long Term Stock Incentive Plan, as amended effective August 10, 1994 -- incorporated by reference from Exhibit 10.6 of the Form 10-K for the fiscal year ended June 30, 1994.

10.6 Cadmus Deferred Compensation Plan, effective July 1, 1995 -- incorporated by reference from Exhibit 10.7 of the Form 10-K for the fiscal year ended June 30, 1995.

10.7 Cadmus Non-Qualified Thrift Plan, effective July 1, 1995, incorporated by reference from Exhibit 10.8 of the Form 10-K for the fiscal year ended June 30, 1995.

10.8   Employee  Retention  Agreement dated as of September 1, 1991,  between
       Cadmus Communications    Corporation   and   C.   Stephenson   Gillispie,
       Jr.   -- incorporated   by   reference   from  Exhibit  10.9  of  the
       Form  SE  dated September 23, 1991 (Commission File No. 0-12954).

10.9 Employee Retention Agreement dated as of September 1, 1991, between Cadmus Communications Corporation and David E. Bosher -- incorporated herein by reference from Exhibit 10.10 of the Form SE dated September 23, 1991 (Commission File No. 0-12954).

10.10 Employee Retention Agreement dated as of May 1, 1992, between Cadmus Communications Corporation and Bruce V. Thomas -- incorporated herein by reference from Exhibit 10.11 of the Form SE dated September 25, 1992.

10.11 Employee Retention Agreement dated as of September 1, 1991, between Cadmus Communications Corporation and John H. Phillips -- incorporated herein by reference from Exhibit 10.12 of the Form 10-K for the fiscal year ended June 30, 1993.

10.12 Employee Retention Agreement dated as of September 21, 1993, between Cadmus Communications Corporation and Michael Dinkins -- incorporated by reference from Exhibit 10.12 of the Form 10-K for the fiscal year ended June 30, 1994.

10.13 Employee Retention Agreement dated as of August 1, 1994, between Cadmus Communications Corporation and Gregory Moyer -- incorporated by reference from Exhibit to 10.14 of the Form 10-K for the fiscal year ended June 30, 1995.

10.14 Employee Retention Agreement dated as of April 12, 1995, between Cadmus Communications Corporation and Edward B. Fernstrom -- incorporated by reference from Exhibit to 10.15 of the Form 10-K for the fiscal year ended June 30, 1995.

10.15 Stock Purchase Agreement dated as of May 21, 1996, among Lancaster Press, Inc. and Cadmus Communications Corporation -- incorporated by reference to
      Exhibit 2 of the Form 8-K dated May 21, 1996.

11.    Statement Regarding Computation of Net Income Per Share, filed herewith.

21.    Subsidiaries of the Registrant, filed herewith.

23.1   Consent of Arthur Andersen LLP, filed herewith.

23.2   Consent of Coopers & Lybrand L.L.P., filed herewith.

24.    Powers of Attorney, filed herewith.

27.    Financial Data Schedule, filed herewith.

Note: Exhibits 10.1-10.14 are management contracts or compensatory plans and arrangements