Form 10-Q
period 1996-09-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1996-11-14
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  ------------

                                   Form 10-Q
                                  ------------
(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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

                       6620 West Broad Street, Suite 240
                            Richmond, Virginia 23230
          (Address of principal executive offices including zip code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996.

                  Class                         Outstanding at October 31, 1996
                  -----                         -------------------------------
Common Stock, $.50 Par Value                                 7,907,556

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                     INDEX


                                                                                    Page Number

Part I.      Financial Information


             Item 1.      Financial Statements

                  Consolidated Balance Sheets --                                       3
                  September 30, 1996 and June 30, 1996

                  Consolidated Statements of Income --                                 4
                  Three Month Periods Ended
                  September 30, 1996 and 1995

                  Consolidated Statements of Cash Flows --                             5
                  Three Months Ended September 30, 1996 and 1995

                  Notes to Consolidated Financial Statements                           6


             Item 2.      Management's Discussion and Analysis of Financial            8
                          Condition and Results of Operations



Part II.     Other Information

             Item 6.      Exhibits and Reports on Form 8-K                            12

                         PART I.  Financial Information

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                         September 30,             June 30,
                                                                                              1996                   1996
                                                                                        -----------------      --------------
                                                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $           2,040      $        1,141
   Accounts receivable, net                                                                       70,186              76,889
   Inventories                                                                                    26,373              23,486
   Deferred income taxes                                                                           2,105               2,150
   Prepaid expenses and other                                                                      4,895               6,062
                                                                                        -----------------      --------------

        Total current assets                                                                     105,599             109,728

Property, plant, and equipment (net of accumulated depreciation
   of $89,605 at September 30, 1996 and $87,474 at June 30, 1996)                                114,635             116,365
Other assets                                                                                       4,406               3,824
Goodwill, net                                                                                     50,431              52,846
                                                                                        -----------------      --------------

   Total Assets                                                                        $         275,071      $      282,763
                                                                                        =================      ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                               $             290      $        3,323
   Current maturities of long-term debt                                                              569                 136
   Accounts payable                                                                               23,273              26,361
   Accrued expenses                                                                               22,074              20,351
                                                                                        -----------------      --------------

        Total current liabilities                                                                 46,206              50,171

Long-term debt                                                                                   104,671             106,665
Other long-term liabilities                                                                        6,586               9,555
Deferred income taxes                                                                              8,741               8,804

Shareholders' equity:
   Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and
       outstanding shares-7,908,000 at September 30, 1996 and June 30, 1996)                       3,954               3,954
   Capital in excess of par value                                                                 52,971              52,971
   Retained earnings                                                                              51,942              50,643
                                                                                        -----------------      --------------

        Total shareholders' equity                                                               108,867             107,568
                                                                                        -----------------      --------------

   Total Liabilities and Shareholders' Equity                                          $         275,071      $      282,763
                                                                                        =================      ==============


See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                    ------------------------------
                                                      1996                1995
                                                    ----------          ---------
Net sales                                          $   93,922          $  74,673
                                                    ----------          ---------

Operating expenses:
    Cost of sales                                      72,707             56,803
    Selling and administrative                         16,101             13,918
    Restructuring gain                                   (250)                 -
                                                    ----------          ---------
                                                       88,558             70,721

Operating income                                        5,364              3,952

Interest and other expenses:
    Interest                                            2,076              1,422
    Other, net                                            511                 57
                                                    ----------          ---------
                                                        2,587              1,479
                                                    ----------          ---------

Income before income taxes                              2,777              2,473

Income taxes                                            1,083                957
                                                    ----------          ---------

Net income                                         $    1,694          $   1,516
                                                    ==========          =========


Net income per share                               $      .21          $     .24
                                                    ==========          =========

Weighted average common shares
    outstanding                                         8,024              6,326
                                                    ==========          =========

Cash dividends per common share                    $      .05          $     .05
                                                    ==========          =========


See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                           September 30,
                                                                                    -----------------------------
                                                                                       1996              1995
                                                                                    ------------      -----------
Operating Activities
Net income                                                                         $     1,694       $     1,516
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Restructuring gain                                                                   (250)                -
     Depreciation and amortization                                                       4,621             3,140
     Other, net                                                                            781               502
                                                                                    ------------      -----------

                                                                                         6,846             5,158
                                                                                    ------------      -----------
Changes in assets and liabilities, excluding debt and effects of acquisitions and dispositions:
    Accounts receivable, net                                                             4,541            (6,259)
    Inventories                                                                         (3,006)           (5,858)
    Accounts payable and accrued expenses                                               (1,829)              667
    Payment to fund pension plan                                                        (2,837)                -
    Other, net                                                                             374              (277)
                                                                                    ------------      -----------

                                                                                        (2,757)          (11,727)
                                                                                    ------------      -----------

Net cash provided by (used in) operating activities                                      4,089            (6,569)
                                                                                    ------------      -----------

Investing Activities
Proceeds from sale of consumer publishing division                                       6,500                 -
Purchases of property, plant, and equipment                                             (4,557)           (4,562)
Proceeds from sales of property, plant, and equipment                                    1,206                11
Other, net                                                                                (947)             (416)
                                                                                    ------------      -----------

Net cash provided by (used in) investing activities                                      2,202            (4,967)
                                                                                    ------------      -----------

Financing Activities
Proceeds from short-term borrowings                                                          -            16,725
Repayment of short-term borrowings                                                      (3,033)           (5,000)
Repayment of long-term borrowings                                                       (1,964)             (108)
Dividends paid                                                                            (395)             (302)
Proceeds from exercise of stock options                                                      -               124
                                                                                    ------------      -----------


Net cash provided by (used in) financing activities                                     (5,392)           11,439
                                                                                    ------------      -----------

Increase (decrease) in cash and cash equivalents                                           899               (97)

Cash and cash equivalents at beginning of period                                         1,141               226
                                                                                    ------------      -----------

Cash and cash equivalents at end of period                                         $     2,040       $       129
                                                                                    ============      ===========



See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

 In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

2. Net income per common share is computed based upon the weighted average number of shares outstanding during the periods presented. Shares issuable upon exercise of currently exercisable stock options are treated as common stock equivalents for purposes of computing primary and fully diluted net income per share. The increase in weighted average shares outstanding reflects shares issued in connection with the Company's equity offering completed in the second quarter of fiscal 1996.

3. Inventories are valued at the lower of cost or market. Inventory costs have been determined by the first-in, first-out method for 71% of inventories at September 30, 1996 and 70% at June 30, 1996. Costs for the remaining inventories have been determined by the last-in, first-out (LIFO) method. Because the inventory determination under the LIFO method can only be made at year-end based on the current inventory levels and costs, interim LIFO determination, including that at September 30, 1996, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to many forces beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Components of net inventories at September 30, 1996 and June 30, 1996 were as follows (in thousands):

                                          September 30,                June 30,
                                                1996                     1996
                                          -------------                --------
Raw materials and supplies                   $ 7,758                   $ 8,055
Work in process:
    Materials                                  7,520                     5,659
    Other manufacturing costs                 10,271                     8,823
Finished goods                                 2,723                     2,848
LIFO reserve                                  (1,899)                   (1,899)
                                            --------                    ------
Inventories                                  $26,373                   $23,486
                                             =======                   =======

4. Results of operations for the quarter ended September 30, 1996 include recognition of a $0.3 million gain resulting from a restructuring of the Company's publishing operations. The restructuring gain included income of $0.7 million related to the September 30, 1996 sale of its consumer publishing division, for total consideration of $6.5 million, which was offset by charges of $0.4 million related to the restructuring and repositioning of Cadmus custom publishing into the Company's Marketing Group.


5. In October 1996, the Company entered into an agreement for a revolving credit/term loan facility of $160 million with six major banks, replacing the former $115 million revolving credit/term loan facility. The $160 million agreement is composed of a $120 million revolving credit facility, which has a five-year term expiring in October 2001 and a $40 million seven-year term loan expiring in October 2003. The interest rate options and commitment fees are the same as under the former $115 million facility. Also in October 1996, the Company entered into an interest rate swap agreement with a notional amount of $40 million. This swap, which expires in September 2001, effectively converts $40 million of variable-rate debt to fixed-rate debt. Under the terms of this agreement, the Company makes payments at a fixed rate of 6.7% and receives payments based on 30-day LIBOR.

Also in October 1996, using the additional capacity available under the new $160 million facility referred to above, the Company repaid $40 million of 6.74% senior unsecured notes which were borrowed in fiscal 1994 to fund the Company's fiscal 1994 acquisition of Waverly Press. There was no prepayment penalty associated with this debt retirement.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Effective July 1, 1996, the Company reorganized its operational and reporting group structure into the Periodicals, Graphic Communications, Marketing, and Publishing Groups. In doing so, the Company also realigned the various product lines which comprise each group. Under this new structure the Periodicals Group includes the journal services and magazine product lines; the Graphic Communications Group includes the financial communications, specialty packaging, promotional printing, marketing services, and technology services product lines; the Marketing Group includes the direct marketing, catalogs, custom publishing, and multimedia product lines; and the Publishing Group included the consumer publishing product line. Effective with the sale of the Company's consumer publishing division in September 1996, the publishing group ceased to exist. Therefore, all discussion and analysis in future filings will include references to only the Periodicals, Graphic Communications, and Marketing Groups.

Sales for the first quarter of fiscal 1997 were $93.9 million, up 26% from sales of $74.7 million recorded in the first quarter of fiscal 1996. Excluding the effect of fiscal 1996 acquisitions, sales decreased 1%; however, after adjusting for the impact of declining paper prices, sales increased 1%. First quarter fiscal 1997 net income was $1.7 million, or $.21 per share, compared to $1.5 million, or $.24 per share, for the same quarter of fiscal 1996. Excluding a $0.3 million gain in the first quarter of fiscal 1997, resulting from a restructuring of the Company's publishing operations, net income was $1.5 million, or $.19 per share. There were 8,024,000 weighted average common shares outstanding for the first quarter of fiscal 1997, compared to 6,326,000 shares for the same period of last year. The increase in shares outstanding reflects shares issued in connection with the Company's equity offering completed in the second quarter of fiscal 1996.

The following table presents the major components from the Consolidated Statements of Income as a percent of net sales for the three months ended September 30, 1996 and 1995:

                                                  Three Months Ended
                                                       September 30,

                                              1996                1995
                                             ------              -----

Net sales                                       100.0%             100.0%
Cost of sales                                    77.4               76.1
                                               ------             ------
Gross profit                                     22.6               23.9
Selling and administrative expenses              17.1               18.6
Restructuring gain                                (0.2)                -
                                               -------            --------
Operating income                                  5.7                5.3
Interest expense                                  2.2                1.9
Other expenses, net                               0.5                0.1
                                              -------            -------
Income before income taxes                        3.0                3.3
Income taxes                                      1.2                1.3
                                              -------            -------
Net income                                        1.8%               2.0%
                                              =======            =======

Sales
Through the quarter ended September 30, 1996, the Company grouped sales into four business groups: Periodicals, Graphic Communications, Marketing, and Publishing. The table below displays net sales for each of these groups expressed as a percent of net sales:

                                        Three Months Ended
                                             September 30,

                                      1996               1995
                                     ------             -----

Periodicals                            52.8%              47.3%
Graphic Communications                 35.2               36.7
Marketing                               9.6               12.8
Publishing                              2.4                3.2
                                     ------             ------
                                      100.0%             100.0%
                                      =====              =====

Sales increased significantly in both the Periodicals and Graphic Communications Groups, but declined slightly in the Marketing and Publishing groups. The 40% increase in the Periodicals Group sales was due to a 70% increase in journal services revenues offset somewhat by a 16% decline in magazine revenues. The increase in journal services sales was due primarily to the inclusion of Lancaster Press, Inc. ("Lancaster") which was acquired during the fourth quarter of fiscal 1996. Excluding Lancaster, journal services sales increased 1% but increased 6% after the adjustment for the impact of declining paper prices. The decline in sales in the magazine product line is the result of the Company continuing to examine the working relationships with slower paying, disruptive, or otherwise non-strategic customers.

The 20% increase in the Graphic Communications Group sales was due to increases across all product lines except the marketing services product line. Along with the addition of software replication revenues, due to the acquisitions of The Software Factory, Inc. and the Atlanta division of Encryption Technology Corporation, the promotional printing, specialty packaging, and financial communications product lines experienced significant revenue growth offset only slightly by a 6% decline in marketing services sales. The increase in both the promotional printing (a 9% increase) and specialty packaging (a 49% increase) product lines resulted from growth in existing customer accounts, whereas the 12% increase in financial communications revenues was driven by increased mutual fund business and growth in full service sales to financial institutions. Marketing services revenues declined as the Company was adversely impacted by the loss of a major account and by delays in the timing of customer promotional programs.

Marketing Group sales declined 6%. Adjusted for the fiscal 1996 acquisition of The Mowry Company, sales declined 16%. Double-digit growth in the custom publishing and multimedia product lines was more than offset by declines in both catalog and direct marketing sales. Catalog revenues were down 22% due primarily to a deferral of revenues into the second quarter of fiscal 1997 as new customers have different cycles than some former customers. Direct marketing sales declined 19% due to both the shift of customer jobs to the second quarter of fiscal 1997 and to the slower than anticipated replacement of client accounts lost during fiscal 1996. Although custom publishing and multimedia revenues were greater than fiscal 1996 first quarter by 11% and 100%, respectively, they were behind anticipated sales levels. The Company is in the process of rebuilding the custom publishing management team, evaluating client relationships, and realigning the business into the Marketing Group. The Company does not expect significant improvement from custom publishing in the near future.

Operating Expenses
Cost of sales increased to 77.4% of sales for the first quarter of fiscal 1997 compared to 76.1% of sales in the prior year first quarter. This increase was driven primarily by a change in sales mix with the Marketing and Publishing Groups accounting for only 12.0% of net sales in fiscal 1997 compared to 16.0% for the first quarter of fiscal 1996 combined with a decline in higher-margin marketing services revenues. In addition, the Marketing Group experienced a deterioration in the gross profit margin as the multimedia product line strives to establish the appropriate cost structure and production management systems to support the dramatic revenue growth and as the Company rebuilds the custom publishing management team. Also, inefficiencies and excess capacity continued to exist at certain manufacturing facilities. As these factors drove the cost of sales ratio up, the integration of the Lancaster acquisition positively impacted cost of sales. Excluding the Lancaster acquisition, the first quarter fiscal 1997 cost of sales ratio was 78.6% of sales.

Selling and administrative expenses decreased from 18.6% of sales for the first quarter of fiscal 1996 to 17.1% of sales for the first quarter of fiscal 1997. This improvement was driven by the inclusion of the fiscal 1996 acquisition of Lancaster. Excluding the Lancaster acquisition, the selling and administrative expense ratio was 18.7%, unchanged from fiscal 1996.

In the first quarter of fiscal 1997 the Company recorded a $0.3 million pretax gain to restructure the Publishing Group operations as it was determined that the consumer publishing business was no longer consistent with the Company's strategy to become an integrated, solutions-based communications and marketing company. Therefore, the consumer publishing division was sold and the Company recorded a $0.7 million gain from this sale. The proceeds from the sale of this division were used to pay down debt. In addition, as part of this restructuring, the Company recorded a $0.4 million charge related to the strategic repositioning of the custom publishing product line into the Marketing Group. The charge included costs of $0.2 million for termination benefits for five associates and $0.2 million for costs related to repositioning the client base to align with the Marketing Group strategies.

Interest and Other Expenses and Income Taxes
Interest expense increased $0.7 million, or 46%, for the first quarter of fiscal 1997 over the same period of fiscal 1996, the result of debt incurred to purchase Lancaster in May 1996, offset by slightly lower short-term interest rates.

Other expense increased to $0.5 million in the first quarter of fiscal 1997 from $0.1 million in the prior year first quarter due to additional goodwill amortization related to fiscal 1996 acquisitions.

The effective income tax rate increased from 38.7% in the first quarter of fiscal 1996 to 39.0% in the first quarter of fiscal 1997 due primarily to an overall increase in the state effective tax rate and an increase in the amount of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has the financial resources and access to capital necessary to fund internal growth and acquisitions. The Company's major demands on capital are investments in property, plant, and equipment, working capital, and acquisitions.

Net cash provided by operating activities totaled $4.1 million for the first quarter of fiscal 1997, representing a $10.7 million increase from $6.6 million used by operating activities in the prior year first quarter. The increase was attributable to reduced cash requirements to fund the Company's working capital investment, particularly accounts receivable and inventories, combined with a $1.5 million increase in depreciation and amortization, partially offset by a $2.8 million required cash contribution to the Company's pension plan and the $2.5 million increased use of funds applied to reduce current liabilities. The $10.8 million turnaround in funds provided by accounts receivable, excluding the effect of the sale of the consumer publishing division, resulted from extensive efforts to improve collections across the Company combined with the shift in the timing of which months sales occurred in during the quarter.

Net cash provided by investing activities totaled $2.2 million for the first quarter of fiscal 1997, as compared to $5.0 used in the prior year first quarter, and included proceeds of $6.5 million from the sale of the Company's consumer publishing division in September 1996 and $1.2 million in proceeds from the sale of certain property, plant, and equipment. These sources more than offset $5.1 million used to fund first quarter fiscal 1997 capital expenditures and acquisitions. The $5.1 million included fixed asset additions primarily for a six-unit sheet-fed CD press in Charlotte and costs associated with new business system installations.

Net cash used in financing activities was $5.4 million in the fiscal 1997 first quarter compared with $11.4 million provided by financing activities in the prior year first quarter. The $16.8 million change was the result of a decrease in debt in the current fiscal quarter as funds from the proceeds of the sale of the Company's consumer publishing division were used to pay off debt. This reduction in debt compares to a net increase in debt of $11.6 million in the prior year as the Company used lines of credit to fund an increase in working capital requirements.

Total debt at September 30, 1996 was $105.5 million, down from $110.1 million at June 30, 1996. The decline in debt was due to the use of proceeds from the sale of the Company's consumer publishing division primarily to pay down debt. These lower debt levels resulted in a slight decrease in the Company's debt-to-capital ratio from 50.6% at June 30, 1996 to 49.2% at September 30, 1996.

In October 1996, the Company entered into an agreement for a revolving credit/term loan facility of $160 million with six major banks, replacing the former $115 million revolving credit/term loan facility. The $160 million agreement is composed of $120 million revolving credit facility which has a five-year term expiring in October 2001 and a $40 million seven-year term loan expiring in October 2003. The interest rate options and commitment fees are the same as under the former $115 million facility. Also in October 1996, the Company entered into an interest rate swap agreement with a notional amount of $40 million. This swap, which expires in September 2001, effectively converts $40 million of variable-rate debt to fixed-rate debt. Under the terms of this agreement, the Company makes payments at a fixed rate of 6.7% and receives payments based on 30-day LIBOR.

Also in October 1996, using the additional capacity available under the new $160 million facility referred to above, the Company repaid $40 million of 6.74% senior unsecured notes which were borrowed in fiscal 1994 to fund the Company's fiscal 1994 acquisition of Waverly Press. There was no prepayment penalty associated with this debt retirement.

                                          PART II.  Other Information


Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

               Exhibit                      Description

               Exhibit 4 $160,000,000 Revolving Credit/Term Loan Facility Agreement dated
                                            October 15, 1996

               Exhibit 11                   Statement Regarding Computation of
                                            Net Income per Share

               Exhibit 27                   Financial Data Schedule


b.    Reports on Form 8-K:

On August 2, 1996, the Company filed a Form 8-K, which included the press release regarding fiscal 1996 fourth quarter and year-end financial results, as well as a copy of the prepared remarks made on a conference call to analysts on same date.

On August 5, 1996, the Company filed a Form 8-K/A which contained financial statements and pro forma information omitted (in reliance upon Item 7(a)(4) and 7(b)(2) of Form 8-K) from the Form 8-K, dated June 5, 1996, that reported the acquisition of Lancaster Press, Inc., a Pennsylvania-based producer of scientific, technical, and medical journals.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     CADMUS COMMUNICATIONS CORPORATION


Date:   November 14, 1996              /s/ C. Stephenson Gillispie
                                       ___________________________________
                                       C. Stephenson Gillispie, Jr.
                                       Chairman, President, and Chief
                                         Executive Officer



Date:   November 14, 1996               /s/ Bruce V. Thomas
                                        ____________________________________
                                       Bruce V. Thomas
                                       Vice President and Chief
                                         Financial Officer