Form 10-Q
period 1996-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 1997-02-14
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  ------------

                                   FORM 10-Q
                                  ------------

(MARK ONE)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1996

                                       OR

    (  )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to

                         Commission File Number 0-12954

                            -----------------------

                       CADMUS COMMUNICATIONS CORPORATION
             -----------------------------------------------------
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

                              -------------------

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (804) 287-5680

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 31, 1997.

     Class                                      Outstanding at January 31, 1997
     -----                                      -------------------------------
Common Stock, $.50 Par Value                                          7,907,556

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                     INDEX



                                                                     Page Number
                                                                     -----------


Part I.     Financial Information


            Item 1.  Financial Statements

                  Consolidated Balance Sheets --                               3
                     December 31, 1996 and June 30, 1996

                  Consolidated Statements of Income --                         4
                     Three and Six Month Periods Ended
                     December 31, 1996 and 1995

                  Consolidated Statements of Cash Flows --                     5
                     Six Months Ended December 31, 1996 and 1995

                 Notes to Consolidated Financial Statements                    6


            Item 2.  Management's Discussion and Analysis of Financial         8
                       Condition and Results of Operations



Part II.    Other Information


            Item 4.  Submission of Matters to a Vote of Security Holders      12

            Item 5.  Other Information                                        12

            Item 6.  Exhibits and Reports on Form 8-K                         13

                         PART I.  Financial Information

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)




                                                                                   December 31,            June 30,
                                                                                       1996                 1996
                                                                                   ------------         -------------
                                                                                    (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $      1,565         $       1,141
    Accounts receivable, net                                                             70,622                76,889
    Inventories                                                                          22,198                23,486
    Deferred income taxes                                                                 2,305                 2,150
    Prepaid expenses and other                                                            4,996                 6,062
                                                                                    -----------          ------------

           Total current assets                                                         101,686               109,728

Property, plant, and equipment (net of accumulated depreciation
    of $92,449 at December 31, 1996 and $87,474 at June 30, 1996)                       118,066               116,365
Other assets                                                                              3,775                 3,824
Goodwill, net                                                                            50,951                52,846
                                                                                    ------------         -------------

    Total Assets                                                                   $    274,478         $     282,763
                                                                                    ============         =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                                          $        ---         $       3,323
    Current maturities of long-term debt                                                    526                   136
    Accounts payable                                                                     24,798                26,361
    Accrued expenses and other liabilities                                               19,446                20,351
                                                                                    ------------         -------------

           Total current liabilities                                                     44,770                50,171

Long-term debt                                                                          102,647               106,665
Other long-term liabilities                                                               6,607                 9,555
Deferred income taxes                                                                     9,800                 8,804

Shareholders' equity:
    Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and
       outstanding shares-7,908,000 at December 31, 1996 and June 30, 1996)               3,954                 3,954
    Capital in excess of par value                                                       52,971                52,971
    Retained earnings                                                                    53,729                50,643
                                                                                    ------------         -------------

           Total shareholders' equity                                                   110,654               107,568
                                                                                    ------------         -------------

    Total Liabilities and Shareholders' Equity                                     $    274,478         $     282,763
                                                                                    ============         =============




See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)



                                                          Three Months Ended                       Six Months Ended
                                                             December 31,                             December 31,
                                                   --------------------------------        --------------------------------
                                                       1996               1995                  1996              1995
                                                   ------------       ------------         --------------     -------------
Net sales                                         $      97,232      $      85,835        $       191,154    $      160,508

Operating expenses:
     Cost of sales                                       76,167             65,090                148,874           121,893
     Selling and administrative                          15,175             14,988                 31,276            28,906
     Restructuring gain                                     ---                ---                   (250)              ---
                                                   ------------       ------------         --------------     -------------

                                                         91,342             80,078                179,900           150,799

Operating income                                          5,890              5,757                 11,254             9,709

Interest and other expenses:
     Interest                                             2,093              1,395                  4,169             2,817
     Other, net                                             272                (23)                   783                34
                                                   ------------       ------------         --------------     -------------
                                                          2,365              1,372                  4,952             2,851
Income before income taxes and
extraordinary item                                        3,525              4,385                  6,302             6,858

Income taxes                                              1,343              1,649                  2,426             2,606
                                                   ------------       ------------         --------------     -------------

Income before extraordinary item                          2,182              2,736                  3,876             4,252

Extraordinary loss on early  extinguishment of
debt (net of income tax benefit of $487)                    ---                795                   ---                795
                                                   ------------       ------------         --------------     -------------

Net income                                        $       2,182     $        1,941        $         3,876    $        3,457
                                                   ============      =============         ==============     =============


Earnings per share:

    Income before extraordinary item              $         .27      $         .38        $           .48    $          .62

    Extraordinary loss on early
        extinguishment of debt                              ---                .12                    ---               .12
                                                   ------------       ------------         --------------     -------------

    Net income per share                          $         .27      $         .26        $           .48    $          .50
                                                   ============       ============         ==============     =============

Weighted average common shares
    outstanding                                           8,061              7,458                  8,045             6,886
                                                   ============       ============         ==============     =============

Cash dividends per  common share                  $         .05      $         .05        $           .10    $          .10
                                                   ============       ============         ==============     =============




See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                                            Six Months Ended
                                                              December 31,
                                                        -----------------------
                                                          1996           1995
                                                        ---------     ---------
OPERATING ACTIVITIES
Net income                                             $    3,876    $    3,457
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Restructuring gain                                      (250)          ---
     Extraordinary loss on debt prepayment                    ---           795
     Depreciation and amortization                          9,187         6,443
     Other, net                                             1,316           786
                                                        ---------     ---------

                                                           14,129        11,481
                                                        ---------     ---------
Changes in assets and  liabilities,  excluding debt
    and effects of  acquisitions
    and dispositions:
    Accounts receivable, net                                4,326       (11,008)
    Inventories                                             1,369        (5,129)
    Accounts payable and accrued expenses                  (3,869)        7,300
    Payment to fund pension plan                           (2,837)          ---
    Other, net                                                911        (1,144)
                                                        ---------     ---------
                                                             (100)       (9,981)
                                                        ---------     ---------
Net cash provided by operating activities                  14,029         1,500
                                                        ---------     ---------

INVESTING ACTIVITIES
Proceeds from sale of consumer publishing division          6,500           ---
Capital expenditures                                      (11,959)      (11,880)
Proceeds from sales of property, plant, and equipment       1,241           104
Cash paid for businesses acquired                             ---        (8,834)
Other, net                                                   (936)         (287)
                                                        ---------     ---------
Net cash used in investing activities                      (5,154)      (20,897)
                                                        ---------     ---------

FINANCING ACTIVITIES
Net repayment of short-term borrowings                     (3,323)       (3,775)
Proceeds from long-term borrowings                         59,000           ---
Repayment of long-term borrowings                         (63,042)      (11,318)
Penalty on early extinguishment of debt                       ---        (1,282)
Proceeds from stock offering, net                             ---        38,684
Dividends paid                                               (790)         (696)
Proceeds from exercise of stock options                       ---           326
Other, net                                                   (296)          (58)
                                                        ---------     ---------

Net cash provided (used) by financing activities           (8,451)       21,881
                                                        ---------     ---------

Increase in cash and cash equivalents                         424         2,484

Cash and cash equivalents at beginning of period            1,141           226
                                                        ---------     ---------

Cash and cash equivalents at end of period             $    1,565    $    2,710
                                                        =========     =========




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

3. Inventories are valued at the lower of cost or market. Inventory costs have been determined by the first-in, first-out method for approximately 70% of inventories at December 31, 1996 and at June 30, 1996. Costs for the remaining inventories have been determined by the last-in, first-out
   (LIFO) method. Because the inventory determination under the LIFO method can only be made at year-end based on the current inventory levels and costs, interim LIFO determination, including that at December 31, 1996, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to many forces beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Components of net inventories at December 31, 1996 and June 30, 1996 were as follows (in thousands):

                                                  December 31,       June 30,
                                                     1996              1996
                                                  ------------       --------

               Raw materials and supplies           $ 6,452          $ 8,055
               Work in process                       15,698           14,482
               Finished goods                         1,947            2,848
               LIFO reserve                          (1,899)          (1,899)
                                                     ------           ------
               Inventories                          $22,198          $23,486
                                                    =======          =======

4. Results of operations for the six months ended December 31, 1996, include recognition of a $0.3 million gain resulting from a restructuring of the Company's publishing operations. The restructuring gain included income of $0.7 million related to the September 30, 1996, sale of its consumer publishing division, for total consideration of $6.5 million, which was offset by charges of $0.4 million related to the restructuring and repositioning of its custom publishing division into the Company's Marketing Group.


5. In October 1996, the Company entered into an agreement for a revolving credit/term loan facility of $160 million with its banks, replacing the former $115 million revolving credit/term loan facility. The $160 million agreement is composed of a $120 million revolving credit facility, expiring in October 2001 and a $40 million, seven-year term loan expiring in October 2003. The interest rate options and commitment fees are essentially the same as under the former $115 million facility. Also in October 1996, the Company entered into an interest rate swap agreement with a notional amount of $40 million. This swap, which expires in September 2001, effectively converts $40 million of variable-rate debt to fixed-rate debt. Under the terms of this agreement, the Company makes payments at a fixed rate of 6.7% and receives payments based on 30-day LIBOR.

   Also in October 1996, using the additional capacity available under the new $160 million facility referred to above, the Company repaid $40 million of 6.74% senior unsecured notes which were borrowed in fiscal 1994 to fund the Company's fiscal 1994 acquisition of the net assets of the Waverly Press division of Waverly, Inc. There was no prepayment penalty associated with this debt retirement.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cadmus Communications Corporation is an integrated communications company offering products and services in three broad areas: periodicals, graphic communications, and marketing. Headquartered in Richmond, Virginia, Cadmus is one of the largest graphic communications companies in North America.

Effective July 1, 1996, the Company reorganized its operational structure into the Periodicals, Graphic Communications, Marketing, and Publishing groups. In doing so, the Company also realigned the various product lines which comprise each group. Under this new structure the Periodicals Group includes the research journals and magazine product lines; the Graphic Communications Group includes the financial communications, specialty packaging, promotional printing, marketing services, and technology solutions product lines; the Marketing Group includes the direct marketing, catalogs, custom publishing, and multimedia product lines; and the Publishing Group included the consumer publishing product line. Effective with the sale of the Company's consumer publishing division in September 1996, the Publishing Group ceased to exist and custom publishing was realigned into the Marketing Group. Therefore, all discussion and analysis in future filings will include references to only the Periodicals, Graphic Communications, and Marketing groups.

RESULTS OF OPERATIONS

The following table presents the major components from the Consolidated Statements of Income as a percentage of net sales for the three and six months ended December 31, 1996 and 1995:

                                        Three Months Ended    Six Months Ended
                                           December 31,         December 31,
                                        ---------------------------------------
                                        1996        1995       1996       1995
                                        ----        ----       -----      -----
  Net sales                            100.0%       100.0%     100.0%     100.0%
  Cost of sales                         78.3         75.8       77.9       75.9
                                       -----        -----      -----      -----
  Gross profit                          21.7         24.2       22.1       24.1
  Selling and administrative expenses   15.6         17.5       16.3       18.0
  Restructuring gain                     ---          ---       (0.1)       ---
                                      ------       ------      ------    ------
  Operating income                       6.1          6.7        5.9        6.1
  Interest expense                       2.2          1.6        2.2        1.8
  Other expenses, net                    0.3          0.0        0.4        0.0
                                       -----        -----      -----      -----
  Income before income taxes and
  extraordinary item                     3.6          5.1        3.3        4.3
  Income  taxes                          1.4          1.9        1.3        1.6
                                       -----        -----      -----      -----
  Income before extraordinary item       2.2          3.2        2.0        2.7
  Extraordinary loss on early
  extinguishment of debt, net of tax     ---          0.9        ---         .5
                                      ------        -----     ------      -----
     Net income                          2.2%         2.3%       2.0%       2.2%
                                       =====        =====      =====      =====

SALES

Net sales for the second quarter of fiscal 1997 increased 13% to $97.2 million compared to $85.8 million for the second quarter of fiscal 1996. Excluding the impact of acquisitions and divestitures, net sales declined by 5%. Lower prices for paper negatively impacted net sales in the second quarter. Adjusted for lower paper prices, acquisitions and divestitures, net sales increased 1% for the second quarter of fiscal 1997.

Net sales for the first six months of fiscal 1997 increased 19% to $191.2 million from $160.5 million in the same period of fiscal 1996 primarily due to the acquisitions of Lancaster Press, Inc. ("Lancaster") in the fourth quarter of fiscal 1996 and certain assets of The Software Factory, Inc. (subsequently renamed "Cadmus Technology Solutions") in the second quarter of fiscal 1996. Excluding the impact of acquisitions, divestitures and declining paper prices, net sales increased 1% during the first six months of fiscal 1997 over the same period of fiscal 1996.

The table below displays net sales for each of these groups expressed as a percentage of net sales:


                                       Three Months Ended      Six Months Ended
                                           December 31,          December 31,
                                    -------------------------------------------
                                     1996        1995           1996      1995
                                     ----        ----           ----      ----
          Periodicals                53.0%       44.6%          52.9%      46.8%
          Graphic Communications     34.2        35.5           34.8       35.0
          Marketing                  12.8        17.0           11.1       15.1
          Publishing                  ---         2.9            1.2        3.1
                                    -----       -----          -----      -----
                                    100.0%      100.0%         100.0%     100.0%
                                    =====       =====          =====      =====


The Periodicals Group sales rose 33% and 34% in the second quarter and first six months of fiscal 1997, respectively, due to the combination of the acquisition of Lancaster and continued growth in research journal sales. Excluding the effect of Lancaster, sales of research journals increased 4% and 2% for the second quarter of fiscal 1997 and the first six months of fiscal 1997, respectively. Magazine sales declined 27% for the second quarter and first six months of fiscal 1997, as a result of the Company continuing to examine the working relationships with slower-paying, disruptive, or otherwise non-strategic customers, as well as declining paper prices.

The Graphic Communications Group reported sales increases of 8% and 19% for the second quarter and first six months of fiscal 1997. The growth in sales was due to the acquisition of certain assets of Cadmus Technology Solutions in the second quarter of fiscal 1996, and continued growth from the Company's specialty packaging and financial communications product lines. Specialty packaging sales rose 34% and 45% for the two periods due primarily to growth from existing clients. Financial communications sales increased by 11% for the two periods primarily due to increased mutual fund business and growth in full-service contracts with financial institutions. Offsetting these gains was a decline in marketing services sales of 2% and 4% for the two periods as a result of delays in promotional campaigns and programs for quick service restaurant and beverage clients.

The Marketing Group reported sales decreases of 13% and 12% for the second quarter and first six months of fiscal 1997, respectively. Excluding the impact of acquisitions, sales declined by 30% and 25% for the two periods. Custom publishing sales declined 49% and 27% for the two periods due to large one-time projects in fiscal 1996 which did not repeat in fiscal 1997. Direct marketing sales declined 9% and 13% for the two periods due primarily to a change in sales mix. Direct marketing agency fee income, which excludes pass through costs, rose 12% and 19% for the second quarter and first six months of fiscal 1997.

OPERATING EXPENSES

Cost of sales increased to 78.3% of net sales and 77.9% for the second quarter and first six months of fiscal 1997 compared to 75.8% and 75.9% of net sales, respectively, for the same periods of fiscal 1996. These increases were primarily attributable to margin erosion in the Company's marketing services, interactive and custom publishing businesses, each of which experienced declines in sales and higher production costs. Partially offsetting these negative factors was significant margin improvement from the Periodicals Group as a result of an improved sales mix and improved manufacturing efficiencies. Direct marketing cost of sales also declined as a percent of sales due to a change in mix to higher-value creative services revenues.

Selling and administrative expenses declined to 15.6% and 16.3% of net sales for the second quarter and first six months of fiscal 1997, compared to 17.5% and 18.0%, respectively, for the same periods of fiscal 1996. This decline as a percent of net sales is primarily due to the inclusion of Lancaster, which has a lower selling and administrative ratio than the Company in aggregate, and to cost controls imposed by management in fiscal 1997. Excluding the Lancaster acquisition, selling and administrative expenses would have been 17.1% and 18.0% of sales for the second quarter and first six months of fiscal 1997, respectively.

In the first quarter of fiscal 1997 the Company recorded a $0.3 million pretax gain to restructure the Publishing Group operations as it was determined that the consumer publishing division was no longer consistent with the Company's strategy to become an integrated, solutions-based communications and marketing company. Therefore, the consumer publishing division was sold and the Company recorded a $0.7 million gain from this sale. The proceeds from the sale of this division were used to pay down debt. In addition, as part of this restructuring, the Company recorded a $0.4 million charge related to the strategic repositioning of the custom publishing division into the Marketing Group. The charge included costs of $0.2 million for termination benefits for five associates and $0.2 million for costs related to repositioning the client base to align with the Marketing Group strategies.

INTEREST AND OTHER EXPENSES AND INCOME TAXES

Interest expense increased $.7 million or 50% for the second quarter of fiscal 1997 over the same period of fiscal 1996 and $1.4 million or 48% for the six month period ended December 31, 1996, over the same period of the prior year. These increases were primarily attributable to additional debt incurred related to the Lancaster acquisition in May 1996, partially offset by slightly lower interest rates.

The effective tax rate was 38.5% for the first six months of fiscal 1997, consistent with 38.0% for the same period of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has the financial resources and access to capital necessary to fund internal growth and acquisitions. The Company's major demands on capital are investments in property, plant, and equipment, working capital, and acquisitions.

Net cash provided by operating activities totaled $14.0 million for the first six months of fiscal 1997, representing a $12.5 million increase from $1.5 million provided by operating activities in the comparable prior year period. A portion of the increase was attributable to a $2.6 million increase in cash generated from operations (net income plus depreciation and amortization and other non-cash expenses). In addition, there was a $10.7 million improvement, from the comparable prior year period, in net cash requirements to fund the Company's working capital investment, offset by a $2.8 million cash contribution in fiscal 1997, to the Company's pension plan. The lower level of cash required to fund the Company's working capital investment was a result of lower sales, excluding acquisitions, for the first six months of fiscal 1997, improvement in accounts receivable collection efforts, and lower inventory balances.

Net cash used in investing activities totaled $5.2 million for the first six months of fiscal 1997, as compared to $20.9 million used in the comparable prior year period. This reduction was due primarily to proceeds of $6.5 million from the sale of the Company's consumer publishing division in September 1996 and $1.2 million in proceeds from the sale of certain property, plant, and equipment. Capital expenditures totaled $12.0 million for the first six months of fiscal 1997. Major projects included new presses to support the Company's specialty packaging and financial communications product lines, the expansion of the Company's Charlotte manufacturing facility, and new business and manufacturing systems.

Net cash used in financing activities was $8.5 million in the first half of fiscal 1997 compared with $21.9 million provided by financing activities in the comparable prior year period. The excess of cash provided by operating activities over cash used in investing activities and proceeds from fiscal 1997 dispositions noted above were used to reduce debt by $7.4 million in the first six months of fiscal 1997.

Total debt at December 31, 1996, was $103.2 million, down from $110.1 million at June 30, 1996. In addition, the Company's debt-to-capital ratio continued to improve, down from 50.6% at June 30, 1996 to 48.3% at December 31, 1996, as a result of these lower debt levels.

In October 1996, the Company entered into an agreement for a revolving credit/term loan facility of $160 million with its banks, replacing the former $115 million revolving credit/term loan facility. The $160 million agreement is composed of a $120 million revolving credit facility expiring in October 2001 and a $40 million, seven-year term loan expiring in October 2003. The interest rate options and commitment fees are essentially the same as under the former $115 million facility. Also in October 1996, the Company entered into an interest rate swap agreement with a notional amount of $40 million. This swap, which expires in September 2001, effectively converts $40 million of variable-rate debt to fixed-rate debt. Under the terms of this agreement, the Company makes payments at a fixed rate of 6.7% and receives payments based on 30-day LIBOR.

Also in October 1996, using the additional capacity available under the new $160 million facility referred to above, the Company repaid $40 million of 6.74% senior unsecured notes which were borrowed in fiscal 1994 to fund the Company's fiscal 1994 acquisition of the net assets of the Waverly Press division of Waverly, Inc. There was no prepayment penalty associated with this debt retirement.

                          PART II.  Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

      (a) At the 1996 Annual Meeting of Shareholders of the Company ("Annual Meeting") held on November 13, 1996, 6,242,938 shares of the Company's outstanding common stock were present in person or by proxy and entitled to vote.

      (b) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

              (1) Election of Directors. Each nominee for director was elected, having received the following vote:

                                                                      Broker
                     Nominee                  For        Withheld      Non-vote
                     --------              --------      --------      --------

                     Jeanne M. Liedtka     5,962,628     280,310            ---
                     John D. Munford, II   6,228,792      14,146            ---
                     Wallace Stettinius    6,227,242      15,696            ---

              (2) Approval of Proposed Amendment to the 1990 Long-Term Incentive Plan. The amendment was approved, having received the following vote:

                       For:                                   5,339,813
                       Against:                                 720,698
                       Abstain:                                 178,628
                       Broker Non-vote:                           3,799

              (3) Ratification of designation of Arthur Andersen LLP as independent public accountants for current year. Designation of the auditors was ratified, having received the following vote:

                       For:                                   6,093,861
                       Against:                                 142,926
                       Abstain:                                   6,151
                       Broker Non-vote:                             ---

Item 5. Other Information

          On February 12, 1997, the Company announced the election of Jerry I. Reitman and G. Waddy Garrett to the Board of Directors of the Company as of such date.

Item 6. Exhibits and Reports on Form 8-K

a.     Exhibits:

       Exhibit              Description
       -------              -----------

       Exhibit 10 Cadmus 1990 Long-Term Incentive Stock Plan, as amended effective August 14, 1996-incorporated by reference from the Company's Proxy Statement on Schedule 14A dated November 13, 1996.

       Exhibit 27        Financial Data Schedule

       Exhibit 99 Press Release announcing new additions to the Company's Board of Directors.

b.     Reports on Form 8-K:

On October 3, 1996, the Company filed a Form 8-K, which included the press release regarding the Company's sale of all the outstanding capital stock of Tuff Stuff Publications, Inc. which constituted its Consumer Publishing Division.


On October 24, 1996, the Company filed a Form 8-K, which included the press release regarding fiscal 1997 first quarter financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

On November 25, 1996, the Company filed a Form 8-K, which included the speech given by C. Stephenson Gillispie, Jr., President, Chairman and Chief Executive Officer of the Company, at the Company's 1996 Annual Meeting of Shareholders.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CADMUS COMMUNICATIONS CORPORATION


Date:   February  13, 1997
                               /s/ C. Stephenson Gillespie, Jr.
                               ------------------------------------------------
                               C. Stephenson Gillispie, Jr.
                               Chairman, President, and Chief Executive Officer



Date:   February 13, 1997

                               /s/ Bruce V. Thomas
                               ------------------------------------------
                               Bruce V. Thomas
                               Vice President and Chief Financial Officer