Form 10-Q
period 1997-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 1997-05-15
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    Form 10-Q
                                  ------------
(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR

    (  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to_________

                         Commission File Number 0-12954

                                ----------------

                        CADMUS COMMUNICATIONS CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


           Virginia                                                54-1274108
           --------                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                        6620 West Broad Street, Suite 240
                            Richmond, Virginia 23230
           (Address of principal executive offices including zip code)

                                ----------------

               Registrant's telephone number, including area code:
                                 (804) 287-5680

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997.

          Class                                    Outstanding at April 30, 1997
          -----                                    -----------------------------
Common Stock, $.50 Par Value                                   7,917,556

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      INDEX



                                                                                                             Page Number
                                                                                                             -----------


Part I.      Financial Information


             Item 1.      Financial Statements

                  Consolidated Balance Sheets --                                                                  3
                     March 31, 1997 and June 30, 1996

                  Consolidated Statements of Income --                                                            4
                     Three and Nine Month Periods Ended
                     March 31, 1997 and 1996

                  Consolidated Statements of Cash Flows --                                                        5
                     Nine Months Ended March 31, 1997 and 1996

                  Notes to Consolidated Financial Statements                                                      6


             Item 2.      Management's Discussion and Analysis of Financial                                       8
                             Condition and Results of Operations



Part II.     Other Information


                  Item 6. Exhibits and Reports on Form 8-K                                                       12




                                                 PART I. Financial Information

                                      CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS
                                             (In thousands, except per share data)
                                                                                           March 31,             June 30,
                                                                                              1997                 1996
                                                                                        -----------------      --------------

                                                                                          (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                           $           3,083      $        1,141
   Accounts receivable, net                                                                       68,674              76,889
   Inventories                                                                                    23,031              23,486
   Deferred income taxes                                                                           1,958               2,150
   Prepaid expenses and other                                                                      3,848               6,062
                                                                                        -----------------      --------------

        Total current assets                                                                     100,594             109,728

Property, plant, and equipment (net of accumulated depreciation
   of $95,919 at March 31, 1997 and $87,474 at June 30, 1996)                                    118,534             116,365
Other assets                                                                                       3,999               3,824
Goodwill and other intangibles, net                                                               50,508              52,846
                                                                                        -----------------      --------------

   Total Assets                                                                        $         273,635      $      282,763
                                                                                        =================      ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                               $           4,945      $        3,323
   Current maturities of long-term debt                                                              178                 136
   Accounts payable                                                                               30,531              26,361
   Accrued expenses and other liabilities                                                         15,138              20,351
                                                                                        -----------------      --------------

        Total current liabilities                                                                 50,792              50,171

Long-term debt                                                                                    94,319             106,665
Other long-term liabilities                                                                        7,269               9,555
Deferred income taxes                                                                              8,985               8,804

Shareholders' equity:
   Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and
       outstanding shares-7,908,000 at March 31, 1997 and June 30, 1996)                           3,954               3,954
    Capital in excess of par value                                                                52,971              52,971
   Retained earnings                                                                              55,345              50,643
                                                                                        -----------------      --------------

        Total shareholders' equity                                                               112,270             107,568
                                                                                        -----------------      --------------

   Total Liabilities and Shareholders' Equity                                          $         273,635      $      282,763
                                                                                        =================      ==============


See accompanying Notes to Consolidated Financial Statements.






                                            CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENTS OF INCOME
                                                   (In thousands, except per share data)
                                                               (Unaudited)

                                                         Three Months Ended                  Nine Months Ended
                                                             March 31,                           March 31,
                                                    -----------------------------       ----------------------------

                                                      1997                1996            1997              1996
                                                    ----------          ---------       ----------       -----------


Net sales                                          $   97,018          $  84,361       $  288,172       $   244,870

Operating expenses:
    Cost of sales                                      75,350             66,576          224,224           188,469
    Selling and administrative                         15,928             15,505           47,204            44,411
     Restructuring gain
                                                          ---                ---            (250)              ---
                                                   ----------          ---------       ----------       -----------
                                                       91,278             82,081          271,178           232,880

Operating income                                        5,740              2,280           16,994            11,990

Interest and other expenses:
    Interest                                            1,822                955            5,991             3,772
    Other, net
                                                          644                106            1,427               141
                                                   ----------          ---------       ----------       -----------
                                                        2,466              1,061            7,418             3,913
Income before income taxes and
extraordinary item                                      3,274              1,219            9,576             8,077


Income taxes
                                                        1,260                465            3,686             3,071
                                                   ----------          ---------       ----------       -----------

Income before extraordinary item                        2,014                754            5,890             5,006

Extraordinary loss on early  extinguishment of
debt (net of income tax benefit of $487)
                                                          ---                ---              ---             (795)
                                                   ----------          ---------       ----------       -----------

Net income                                         $    2,014         $      754       $    5,890       $     4,211
                                                   ==========         ==========       ==========       ===========


Earnings per share:

    Income before extraordinary item               $      .25          $     .09       $      .73       $       .69

    Extraordinary loss on early
        extinguishment of debt
                                                          ---                ---              ---             (.11)
                                                   ----------          ---------       ----------       -----------

    Net income per share                           $      .25         $      .09      $       .73      $        .58
                                                   ==========         ==========       ==========       ===========

Weighted average common shares
    outstanding                                         8,050              8,169            8,045             7,299
                                                   ==========         ==========       ==========       ===========

Cash dividends per  common share                   $      .05          $     .05       $      .15       $       .15
                                                   ==========         ==========       ==========       ===========



                  See accompanying Notes to Consolidated Financial Statements.







                                CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)
                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                    -----------------------------

                                                                                       1997              1996
                                                                                    -----------       -----------
Operating Activities
Net income                                                                         $     5,890       $     4,211
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Restructuring gain                                                                   (250)              ---
     Extraordinary loss on debt prepayment                                                 ---               795
     Depreciation and amortization                                                      13,762            10,040
     Other, net                                                                          2,940             1,163
                                                                                    -----------       -----------

                                                                                        22,342            16,209
                                                                                    -----------       -----------
Changes in assets and  liabilities,  excluding debt and effects of  acquisitions and dispositions:
    Accounts receivable, net                                                             6,464            (8,584)
    Inventories                                                                            536            (2,645)
    Accounts payable and accrued expenses                                               (2,635)            7,153
    Payment to fund pension plan                                                        (2,837)              ---
    Other, net                                                                             763            (3,827)
                                                                                    -----------       -----------

                                                                                         2,291            (7,903)
                                                                                    -----------       -----------

Net cash provided by operating activities                                               24,633             8,306
                                                                                    -----------       -----------

Investing Activities
Proceeds from sale of consumer publishing division                                       6,500               ---
Capital expenditures                                                                   (18,022)          (17,884)
Proceeds from sales of property, plant, and equipment                                    2,227               355
Cash paid for businesses acquired                                                          ---           (15,393)
Other, net                                                                                (670)             (682)
                                                                                    -----------       -----------

Net cash used in investing activities                                                   (9,965)          (33,604)
                                                                                    -----------       -----------

Financing Activities
Net proceeds of short-term borrowings                                                    1,622             3,225
Proceeds from long-term borrowings                                                      59,000               ---
Repayment of long-term borrowings                                                      (71,707)          (12,456)
Penalty on early extinguishment of debt                                                    ---            (1,282)
Proceeds from stock offering, net                                                          ---            38,684
Dividends paid                                                                          (1,188)           (1,090)
Proceeds from exercise of stock options                                                    ---               631
Other, net                                                                                (453)             (180)
                                                                                    -----------       -----------

Net cash provided (used) by financing activities                                       (12,726)           27,532
                                                                                    -----------       -----------

Increase in cash and cash equivalents                                                    1,942             2,234

Cash and cash equivalents at beginning of period                                         1,141               226

                                                                                    ===========       ===========
Cash and cash equivalents at end of period                                         $     3,083       $     2,460
                                                                                    ===========       ===========

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

3. Inventories are valued at the lower of cost or market. Inventory costs have been determined by the first-in, first-out method for approximately 70% of inventories at March 31, 1997 and at June 30, 1996. Costs for the remaining inventories have been determined by the last-in, first-out (LIFO) method. Because the inventory determination under the LIFO method can only be made at year-end based on the current inventory levels and costs, interim LIFO determination, including that at March 31, 1997, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to many forces beyond the control of management, interim financial results are subject to final year-end LIFO inventory adjustments. Components of net inventories at March 31, 1997 and June 30, 1996 were as follows (in thousands):

                                                   March 31,          June 30,
                                                     1997               1996
                                                    ------             ------
           Raw materials and supplies              $ 6,873           $  8,055
           Work in process                          14,874             14,482
           Finished goods                            2,914              2,848
           LIFO reserve                             (1,630)            (1,899)
                                                    ------             ------
           Inventories                             $23,031            $23,486
                                                    ======             ======

4. April 23, 1997, the Company announced that it will take a pre-tax restructuring charge in the range of $17.5 million to $19.5 million ($1.35 to $1.50 per share after tax) in its fourth quarter ending June 30, 1997, for actions directed toward improving the Company's overall financial performance and enhancing the development and delivery of the Company's marketing and graphic communications solutions. The Company will restructure its marketing and magazine businesses, close certain facilities, and write-down certain equipment, investments in non-core businesses, and intangible assets. As part of this action, the Company will close its Baltimore promotional printing facility, close its Long Beach-based direct marketing agency, consolidate its Atlanta and Richmond-based interactive divisions, consolidate certain journal fulfillment and distribution operations, and substantially reduce personnel through the consolidation of the journal and magazine product lines. The Company also announced that it will combine its former Graphic Communications and Marketing Groups into a new group, Cadmus Marketing and Communications Solutions.

     The Company estimates that cash outlays associated with the restructuring and realignment charge will total approximately $6 million, which will be incurred in calendar 1997. The remainder of the restructuring charge relates to non-cash items, including the write-down of certain operating assets, goodwill, and other intangibles.

     In anticipation of the previously mentioned restructuring charge to be taken in the quarter ending June 30, 1997, the Company obtained waivers of compliance and amendments to certain financial covenants, including covenants regarding fixed charge coverage and minimum net worth, contained in the Company's $160,000,000 Revolving Credit/Term Loan Facility Agreement.

5. On April 23, 1997, the Company announced that its Board of Directors has authorized the repurchase of up to 750,000 shares of the Company's common stock, or about 9% of shares outstanding. Shares will be repurchased from time to time in open market or privately negotiated transactions over the next year.

6. Results of operations for the nine months ended March 31, 1997, include recognition of a $0.3 million gain resulting from a restructuring of the Company's publishing operations. The restructuring gain included income of $0.7 million related to the September 30, 1996, sale of its consumer publishing division, for total consideration of $6.5 million, which was offset by charges of $0.4 million related to the restructuring and repositioning of its custom publishing division into the Company's Marketing Group.

7. In October 1996, the Company entered into an agreement for a revolving credit/term loan facility of $160 million with its banks, replacing the former $115 million revolving credit/term loan facility. The $160 million agreement is composed of a $120 million revolving credit facility, expiring in October 2001, and a $40 million, seven-year term loan expiring in October 2003. The interest rate options and commitment fees are essentially the same as under the former $115 million facility. Also in October 1996, the Company entered into an interest rate swap agreement with a notional amount of $40 million. This swap, which expires in September 2001, effectively converts $40 million of variable-rate debt to fixed-rate debt. Under the terms of this agreement, the Company makes payments at a fixed rate of 6.7% and receives payments based on 30-day LIBOR.

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

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cadmus Communications Corporation ("Cadmus" or the "Company") is an integrated communications company offering a broad range of periodicals, marketing and graphic communications solutions. Headquartered in Richmond, Virginia, Cadmus is one of the largest graphic communications companies in North America.

The Company's business is somewhat seasonal, with the months October through June typically stronger than the months July through September. As a result, the Company's performance in any quarterly period is not necessarily indicative of full-year results.

Effective April 23, 1997, the Company announced a major restructuring plan designed to exit or reshape those businesses which were underperforming or were non-core to Cadmus' strategy and to create a more efficient and less costly organizational structure. Coincidental with the restructuring, the Company reorganized its operational structure into Cadmus Marketing and Communications Solutions and Cadmus Periodicals. Cadmus Marketing and Communications Solutions, formed by merging the former Graphics Communications and Marketing groups, includes financial communications, specialty packaging, promotional printing, point of purchase, technology solutions, direct marketing, catalogs, custom publishing, and interactive product lines. Cadmus Periodicals includes journal and magazine services for scientific, technical, and medical publishers, trade associations, and commercial publishers.

Effective July 1, 1996, the Company had organized its operational structure into the Periodicals, Graphic Communications, Marketing, and Publishing groups. Effective with the sale of the Company's consumer publishing division in September 1996, the Publishing Group ceased to exist and custom publishing was realigned into the Marketing Group.

RESULTS OF OPERATIONS

The following table presents the major components from the Consolidated Statements of Income as a percentage of net sales for the three and nine months ended March 31, 1997 and 1996:

                                                       Three Months Ended               Nine Months Ended
                                                            March 31,                       March 31,
                                                      -----------------------------------------------------
                                                      1997             1996            1997            1996
                                                      ----             ----            ----            ----
  Net sales                                          100.0%           100.0%          100.0%          100.0%
  Cost of sales                                       77.7             78.9            77.8            77.0
                                                     -----            -----           -----           -----
  Gross profit                                        22.3             21.1            22.2            23.0
  Selling and administrative expenses                 16.4             18.4            16.4            18.1
  Restructuring gain                                   ---              ---            (0.1)            ---
                                                     -----            -----           -----           -----
  Operating income                                     5.9              2.7             5.9             4.9
  Interest expense                                     1.9              1.1             2.1             1.5
  Other expenses, net                                  0.6              0.1             0.5             0.1
                                                     -----            -----           -----           -----
  Income before income taxes and
    extraordinary item                                 3.4              1.5             3.3             3.3
  Income  taxes                                        1.3              0.6             1.3             1.3
                                                     -----            -----           -----           -----
  Income before extraordinary item                     2.1              0.9             2.0             2.0
  Extraordinary loss on early                                                                           0.3
    extinguishment of debt, net of tax               -----            -----           -----           -----
  Net income                                           2.1%             0.9%            2.0%            1.7%
                                                     =====            =====           =====           =====

Sales

Net sales for the third quarter of fiscal 1997 increased 15% to $97.0 million compared to $84.4 million for the third quarter of fiscal 1996. Excluding the impact of acquisitions and divestitures, net sales declined by 2%. Lower paper prices had a negative impact on net sales in the third quarter compared to the prior year period. Adjusted for acquisitions, divestitures, and lower paper prices, net sales increased 3% for the third quarter of fiscal 1997.

Net sales for the first nine months of fiscal 1997 increased 18% to $288.2 million from $244.9 million in the same period of fiscal 1996 primarily due to the acquisitions of Lancaster Press, Inc. ("Lancaster") in the fourth quarter of fiscal 1996 and certain assets of The Software Factory, Inc. (subsequently renamed "Cadmus Technology Solutions") in the second quarter of fiscal 1996. Excluding the impact of acquisitions, divestitures, and lower paper prices, net sales increased 2% during the first nine months of fiscal 1997 over the same period of fiscal 1996.

The table below displays net sales for each of these groups expressed as a percentage of net sales:

                                             Three Months Ended            Nine Months Ended
                                                  March 31,                     March 31,
                                             -------------------------------------------------
                                             1997          1996           1997            1996
                                             ----          ----           ----            ----

          Periodicals                        51.5%         45.7%          52.4%           46.4%
          Graphic Communications             35.7          37.9           35.1            36.0
          Marketing                          12.8          13.5           11.7            14.5
          Publishing                          ---           2.9           0 .8             3.1
                                            -------      -------         ------          ------
                                            100.0%       100.0%          100.0%          100.0%
                                            =====        =====           =====           =====

Periodicals Group sales rose 28% and 33% in the third quarter and first nine months of fiscal 1997, respectively, due to the acquisition of Lancaster and continued growth in research journals. Excluding Lancaster sales and the impact of lower paper prices, research journal sales increased 6% for the third quarter of fiscal 1997 and 9% for the first nine months of fiscal 1997. Magazine sales declined 27% for both the third quarter and the first nine months of fiscal 1997 as a result of the Company's decision to discontinue relationships with non-strategic customers and due to lower paper prices. As a result of the restructuring and realignment described above, the magazine product line has been integrated with research journals.

Graphic Communications Group sales increased 8% and 15% for the third quarter and first nine months of fiscal 1997, respectively. The growth in sales was due to continued improvement from the Company's promotional printing, specialty packaging, and financial communications product lines. In addition, the acquisition of certain assets of Cadmus Technology Solutions in the second quarter of fiscal 1996 contributed to the growth in sales for the nine month period. Promotional printing sales increased 17% and 19% for the two periods due to growth from both new and existing clients. Specialty packaging sales rose 56% and 49% for the two periods due primarily to growth from existing clients. Financial communications sales rose by 23% and 16% for the two periods primarily due to continued strength in financial markets, an increase in shareholder communication sales, and growth in full-service contracts with financial institutions. Offsetting these gains was a decline in point of purchase sales of 13% and 7% for the two periods due to lower sales to quick service restaurant and beverage customers, the loss of a significant account in the first quarter of fiscal 1997, and a longer than anticipated selling cycle for new business.

Marketing Group sales increased 10% for the third quarter while sales for the first nine months of fiscal 1997 declined 5%. Excluding the impact of acquisitions, sales increased 3% for the third quarter but decreased 9% for the first nine months of fiscal 1997. Custom publishing sales declined 24% and 26% for the two periods due to large one-time projects in fiscal 1996 which did not repeat in fiscal 1997. Direct marketing sales declined 16% and 14% for the two periods due primarily to a change in sales mix. Catalog sales rose 128% in the third quarter and 13% for the first nine months of fiscal 1997 due to higher volume from existing customers.

Operating Expenses

Cost of sales were 77.7% of net sales and 77.8% for the third quarter and first nine months of fiscal 1997 compared to 78.9% and 77.0% of net sales, respectively, for the same periods of fiscal 1996. The improvement in the cost of sales ratio for the third quarter of fiscal 1997 was attributable to continued margin improvement from the Periodicals Group as a result of a better sales mix, improved manufacturing efficiencies, and the inclusion of higher-margin Lancaster sales. These improvements in the Periodicals Group were offset by margin erosion in the Company's point of purchase, interactive, and custom publishing product lines, due to lower sales and higher production costs. In addition, cost of sales was impacted by excess capacity at certain Graphic Communications Group facilities.

Selling and administrative expenses declined to 16.4% of net sales for the third quarter and first nine months of fiscal 1997, compared to 18.4% and 18.1%,
respectively,   for the same periods of fiscal 1996. This decline as a percent-
age of net sales is primarily due to the inclusion of Lancaster, which has a lower selling and administrative ratio than the Company in aggregate, and to cost control measures implemented in fiscal 1997.

In the first quarter of fiscal 1997 the Company recorded a $0.3 million pretax gain to restructure the Publishing Group operations as it was determined that the consumer publishing division was no longer consistent with the Company's strategy. Therefore, the consumer publishing division was sold and the Company recorded a $0.7 million gain from this sale. The proceeds from the sale of this division were used to pay down debt. In addition, as part of this restructuring, the Company recorded a $0.4 million charge related to the strategic repositioning of the custom publishing division into the Marketing Group. The charge included costs of $0.2 million for termination benefits for five associates and $0.2 million for costs related to repositioning the client base to align with the Marketing Group strategies.

Interest and Other Expenses and Income Taxes

Interest expense increased $0.9 million, or 91%, for the third quarter of fiscal 1997 and $2.2 million, or 59%, for the nine month period ended March 31, 1997. These increases were attributable to debt incurred related to the Lancaster acquisition in May 1996.

The effective tax rate was 38.5% for the first nine months of fiscal 1997, compared to 38.0% for the same period of fiscal 1996. The increase in the effective tax rate is due primarily to the acquisition of Lancaster.

Other  expenses,  net  increased  $0.5  million  and  $1.3 million for the third
quarter and nine month  period  ended  March 31,  1997 due to  amortization   of
goodwill associated with fiscal 1996 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has the financial resources and access to capital necessary to fund internal growth and acquisitions. The Company's major demands on capital are investments in property, plant, and equipment, working capital, and acquisitions.

Net cash provided by operating activities totaled $24.6 million for the first nine months of fiscal 1997, representing a $16.3 million increase from $8.3 million provided by operating activities in the comparable prior year period. A portion of the increase was attributable to a $6.1 million increase in cash generated from operations (net income plus depreciation and amortization and other non-cash expenses). In addition, there was an $8.4 million improvement, from the comparable prior year period, in net cash requirements to fund the Company's working capital investment, offset by a $2.8 million cash contribution in fiscal 1997, to the Company's pension plan. The lower level of cash required to fund the Company's working capital investment was a result of improvement in accounts receivable collection efforts and lower investment in inventories.

Net cash used in investing activities totaled $10.0 million for the first nine months of fiscal 1997, as compared to $33.6 million used in the comparable prior year period. This reduction was due primarily to proceeds of $6.5 million from the sale of the Company's consumer publishing division in September 1996, the absence of significant fiscal 1997 acquisitions compared to acquisition expenditures of $15.4 million in fiscal 1996, and an increase of $1.9 million in proceeds from the sale of certain property, plant, and equipment. Capital expenditures totaled $18.0 million for the first nine months of fiscal 1997. Major projects included new presses to support the Company's specialty packaging and financial communications product lines, the expansion of the Company's Charlotte manufacturing facility, and new business and manufacturing systems.

Net cash used in financing activities was $12.7 million during the first nine months of fiscal 1997 compared with $27.5 million provided by financing activities in the comparable prior year period. The excess of cash provided by operating activities over cash used in investing activities and proceeds from fiscal 1997 dispositions noted above were used to reduce debt by $11.1 million in the first nine months of fiscal 1997.

Total debt at March 31, 1997, was $99.4 million, down from $110.1 million at June 30, 1996. In addition, the Company's debt-to-capital ratio continued to improve, down from 50.6% at June 30, 1996 to 47.0% at March 31, 1997, as a result of these lower debt levels.

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

In anticipation of the previously mentioned restructuring charge to be taken in the quarter ending June 30, 1997, the Company obtained waivers of compliance and amendments to certain financial covenants, including covenants regarding fixed charge coverage and minimum net worth, contained in the Company's $160,000,000 Revolving Credit/Term Loan Facility Agreement.

** "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995:

Statements in this Form 10-Q relating to the future impact of the restructuring and realignment are "forward-looking statements" and, as such, are subject to certain risks and uncertainties that could cause actual results to differ materially. Potential risks and uncertainties include but are not limited to:
(1) success in integrating the marketing and graphic communications groups, (2) successful completion of the restructuring, (3) ability to improve performance of the point of purchase and custom publishing product lines, (4) more rapid than expected adoption of digital technology, (5) ability to sustain margins in the Periodicals Group, (6) continuing competitive pricing in the markets in which the Company competes, (7) the gain or loss of significant customers or the decrease in demand from existing customers, (8) the timing of significant orders received from customers, (9) seasonal changes in the demand for the Company's products, (10) changes in the Company's product sales mix, (11) continued success in the integration of Lancaster, and (12) the performance of management and leadership teams in the Company and its divisions.


Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

       Exhibit            Description
       -------            -----------
       Exhibit 27         Financial Data Schedule


b.    Reports on Form 8-K:

On January 24, 1997, the Company filed a Form 8-K, which included the press release regarding fiscal 1997 second quarter financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the preceding day.

On April 23, 1997, the Company filed a Form 8-K, which included the press release regarding fiscal 1997 third quarter financial results, the restructuring, and the share repurchase program, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                               CADMUS COMMUNICATIONS CORPORATION


Date:   May  14, 1997
                               /s/ C. Stephenson Gillispie, Jr.
                              -------------------------------------------------
                               C. Stephenson Gillispie, Jr.
                               Chairman, President, and Chief Executive Officer



Date:   May 14, 1997

                               /s/ Bruce V. Thomas
                              -------------------------------------------------
                               Bruce V. Thomas
                               Senior Vice President and Chief Financial Officer