Form 10-K
period 1997-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1997-09-26
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1997

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

                                  ------------

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ ___

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. {      }

                  As of July 31, 1997, 7,821,906 shares of Registrant's common stock were outstanding, and the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $121,580,398 based on the last sale price on July 31, 1997. Documents Incorporated by Reference: Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997 are incorporated in Parts I and II of this report. Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on November 12, 1997 are incorporated in Part III of this report.

                                     INDEX


PART I                                                                      Page
                                                                            ----

Item 1.    Business...........................................................3
Item 2.    Properties.........................................................6
Item 3.    Legal Proceedings..................................................6
Item 4.    Submission of Matters to a Vote of Security Holders................6


PART II

Item 5.    Market for the Registrant's Common Equity and
                  Related Stockholder Matters.................................8
Item 6.    Selected Financial Data............................................8
Item 7.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............8
Item 8.    Financial Statements and Supplementary Data........................8
Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................8


PART III

Item 10.   Directors and Executive Officers of the Registrant.................8
Item 11.   Executive Compensation.............................................9
Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management..............................................9
Item 13.   Certain Relationships and Related Transactions.....................9


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K........................................10

                                     PART I

                               ITEM 1.  BUSINESS

                                  Introduction

         Cadmus Communications Corporation, a Virginia corporation, ("Cadmus" or the "Company"), is an integrated communications company offering products and services in the areas of Marketing Communications and Professional Communications. Cadmus was formed in 1984 through the merger of The William Byrd Press, Incorporated ("Byrd"), a leading regional publications printer in Virginia, and Washburn Graphics, Inc. ("Washburn"), a graphic arts firm based in North Carolina. Since the merger, Cadmus has grown through enhancement of existing products, internal development of new products, and acquisitions. The Company's principal executive offices are located at 6620 West Broad Street, Suite 240, Richmond, Virginia 23230, and its telephone number is (804) 287-5680. The Company's Internet address is http://www.cadmus.com. Unless the context otherwise requires, references herein to Cadmus or the Company shall refer to Cadmus Communications Corporation and its consolidated subsidiaries.

         The most significant acquisitions to date include: in 1986, a company providing promotional printing and production of point-of-purchase advertising materials located in Atlanta, Georgia (American Graphics, Inc.); in 1987, a company offering retail and other direct mail catalog production services located in Atlanta, Georgia (Three Score, Inc.), and a printing company, located in Baltimore, Maryland (Garamond/Pridemark Press); in 1992, a custom publisher of newsletters and magazines located in Boston, Massachusetts (Marblehead Communications, Inc.) and a publisher of specialty magazines located in Richmond, Virginia (Tuff Stuff Publications, Inc.); in 1993, the assets of a division engaged in the business of printing of scientific, technical, and medical journals, located in Baltimore and Easton, Maryland (the Waverly Press Division of Waverly, Inc.); and in 1995, a direct marketing agency located in Los Angeles, California, and Denver, Colorado (Ronald James Direct, Inc.). In fiscal 1996, the Company acquired all the outstanding stock of Lancaster Press, Inc. and its subsidiaries, a Pennsylvania-based producer of scientific, technical and medical journals; substantially all the assets and certain liabilities of The Software Factory, Inc. (now known as Cadmus Technology Solutions), an Atlanta-based provider of software packaging and media duplication services; the assets of Na-Tex, Inc., the publisher of Collector's World of Racing (subsequently named Tuff Stuff's RPM); certain assets of The Mowry Company, a direct marketing agency located in Long Beach, California; the assets of PeachWeb Corp., a developer of Internet web sites; and the assets of the Atlanta division of Encryption Technology Corporation, a provider of software packaging, media duplication, and documentation services.

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


                            Organizational Structure

         During the fourth quarter of fiscal 1997, Cadmus announced a major restructuring plan designed to exit or reshape those businesses which were not performing or were non-core to its strategy, and to create a more efficient and cost effective organizational structure. Contemporaneous with the restructuring, the Company reorganized its operational structure to form Cadmus Marketing Communications and Cadmus Professional Communications. Cadmus Marketing Communications was formed by merging the former Graphics Communications and Marketing groups. Cadmus Professional Communications was previously known as the Periodicals Group. The restructuring plan also included the following actions: closure of the Baltimore promotional printing facility (Garamond), closure of the Long Beach-based direct marketing agency and consolidation of the Atlanta and Richmond-based interactive divisions.

         The Company's previous organizational structure consisted of the Periodicals, Graphic Communications, Marketing, and Publishing groups. Effective with the sale of Tuff Stuff in the first quarter of fiscal 1997, the Publishing Group ceased to exist and custom publishing was realigned into the Marketing Group.

                                 Product Lines

         Product offerings as of June 30, 1997 were organized around the areas of Marketing Communications and Professional Communications.


Marketing Communications

         Marketing Communications includes tactical marketing communications, specialty packaging and promotional printing, financial communications, point of purchase and print outsourcing product lines. Marketing Communications generated approximately 47% of the Company's net sales in fiscal 1997.

         Tactical Marketing Communications. Cadmus provides total marketing communications solutions specializing in creative design, custom publishing (including newsletters and catalogs), advertising, interactive media, and direct-response marketing.

         Specialty Packaging and Promotional Printing. Cadmus offers end-to-end services for packaging and promotional products that function as a uniform component of a client's overall marketing plan. Its competencies include structural design, accompanying literature creation, front-end pre-press, print, inventory management, fulfillment, and software manufacturing. This product line specializes in high tech and retail clothing promotional services.

         Financial Communications. Cadmus specializes in the management, preparation, printing, electronic filing and distribution of documentation required by the Securities and Exchange Commission. The financial communications product line provides communications solutions for the legal, investment banking, investment service and financial services markets.

         Point of Purchase. Cadmus serves as a marketing liaison between parent companies and franchise owners in the fast-food, transportation, and hotel/lodging industries. This product line provides research-based consultation on the most effective messages and media to stimulate point-of-sale purchases, and then produces, catalogs and fulfills those promotional materials.

         Print Outsourcing. Cadmus develops communications solutions that significantly reduce the complexity of managing print and electronic message dissemination for Fortune 1000 companies and trade associations. Print Outsourcing produces and distributes general printing, promotional literature, sales documents, directories and membership materials.


Professional Communications

         Professional Communications includes the journal services product line which specializes in journals, magazines and related communications targeted to trade and professional audiences. Professional Communications generated approximately 53% of the Company's net sales in fiscal 1997.

          Journal Services. Cadmus Journal Services is an industry leader in the production of scientific, technical and medical ("STM") professional journals. Services are directed toward four distinct markets - STM society publishers, STM commercial publishers, trade/professional associations and educational institutions, providing a broad range of journal and magazine information management solutions. Services include electronic editing, digital composition and prepress, a full complement of press/finishing services, CD-ROM and Internet services.

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

Employees

         As of July 31, 1997, Cadmus employed approximately 3,000 persons, approximately 7% of which are currently covered by collective bargaining agreements. Cadmus believes its relationship with its employees is excellent.

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

                              ITEM 2.  PROPERTIES

The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well-maintained, in good operating condition, and adequate for its present needs. The Company will expand as necessary for the continued development of its operations. The following table contains information regarding the Company's primary facilities as of June 30, 1997:



   Location                           Cadmus Product Lines Served                       Building
   --------                           ---------------------------                       --------
Richmond, Virginia                   Journal Services, Promotional Printing              Owned;
                                                                                         274,000 sq. ft.

Easton, Maryland                     Journal Services                                    Owned;
                                                                                         202,400 sq. ft.

Atlanta, Georgia                     Point-of-Purchase                                   Owned;
                                                                                         179,000 sq. ft.

Charlotte, North Carolina            Financial Communications, Specialty Packaging,      Owned;
                                     Promotional Printing                                198,000 sq. ft.

Richmond, Virginia                   Promotional Printing, Financial Communications      Owned;
                                                                                         89,100 sq. ft.

Baltimore, Maryland                  Journal Services                                    Leased;
                                                                                         51,700 sq. ft.

Baltimore, Maryland                  Promotional Printing and Financial Communications   Owned;
                                                                                         43,000 sq. ft.
Lancaster, Pennsylvania              Journal Services                                    Owned;
                                                                                         176,000 sq. ft.

Akron, Pennsylvania                  Journal Services                                    Owned;
                                                                                         46,000 sq. ft.

Atlanta, Georgia                     Point of Purchase                                   Leased;
                                                                                         61,000 sq. ft.

Richmond, Virginia                   Journal Services                                    Leased;
                                                                                         72,000 sq. ft.

Atlanta, Georgia                     Specialty Packaging and Promotional Printing        Leased;
                                                                                         88,000 sq. ft.

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Cadmus are elected by the Board of Directors ("Board") of the Company to serve one-year terms. The following table contains information about the executive officers of Cadmus:

                                                                                    Other Business Experience
Name (Age)                                Position and Length of Service            During Past Five Years
----------                                ------------------------------            -------------------------
C. Stephenson Gillispie, Jr. (55)         Chairman of the Board, President, and     President and Chief Operating
                                          Chief Executive Officer, Cadmus 1992-     Officer, Cadmus 1990-1992;
                                          present.                                  President and Chief Executive
                                                                                    Officer, Byrd 1989-1992.

Steven R. Isaac (49)                      Executive Vice President                  Group President, Cadmus Marketing
                                          Marketing Communications, Cadmus,         Group, Cadmus 1996 - 1997.
                                          1997-present.                             Executive Vice President and Chief
                                                                                    Operating Officer, The Martin
                                                                                    Agency, 1996
                                                                                    Chairman and CEO, Martin Direct,
                                                                                    1979-1996

David G. Wilson (56)                      Executive Vice President                  Group President, Cadmus Periodicals
                                          Professional Communications,              Group, Cadmus 1996- 1997
                                          Cadmus, 1997-present                      Senior Vice President & General
                                          Group President and CEO of Cadmus         Manager, Byrd, Cadmus 1993-1994
                                          Journal Services, Cadmus 1994-present.    Senior Vice President of Sales &
                                                                                    Marketing, Byrd, Cadmus 1990-1993

John H. Phillips (53)                     Vice President, Procurement and           Vice President, Support and
                                          Operations Finance, Cadmus 1997-present.  Development, Cadmus 1996-1997
                                                                                    Vice President and Regional
                                                                                    Manufacturing Officer, Cadmus
                                                                                    1994-1996; Vice President
                                                                                    Operations and Chief Operating
                                                                                    Officer, Cadmus 1992-1994;
                                                                                    Executive Vice President and
                                                                                    Chief Operating Officer, Byrd
                                                                                    1990-1992.

Bruce V. Thomas (40)                      Senior Vice President and Chief           Vice President and Chief
                                          Financial Officer, Cadmus 1997- present.  Financial Officer, Cadmus
                                                                                    1996-1997t Vice President, Law
                                                                                    and Development, Cadmus
                                                                                    1992-1996; Partner, Mays &
                                                                                    Valentine 1989-1992.

David E. Bosher (44)                      Vice President and Treasurer, Cadmus      Vice President, Treasurer,  and
                                          1993-present.                             Chief Financial Officer, Cadmus
                                                                                    1990-1993.


                                                                                    Other Business Experience
Name (Age)                                Position and Length of Service            During Past Five Years
----------                                ------------------------------            -------------------------
Gregory Moyer (48)                        Vice President,  Human Resources,         Vice President, Human Resources and
                                          Cadmus 1997-present.                      Quality, Cadmus 1994-1997
                                                                                    Corporate Vice President of Human
                                                                                    Resources, Dyncorp 1993-1994; Vice
                                                                                    President of  Human Resources and
                                                                                    Quality, P.R.C., Inc. 1989-1993.

Edward B. Fernstrom (48)                  Vice President,  Information              Vice President, Chief Information
                                          Technology, Cadmus 1995-present.          Officer, Dyncorp 1990-1995.

                                    PART II

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

         Cadmus common stock is traded in the over-the-counter market and has been quoted in the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "CDMS" since July 2, 1984 and in the NASDAQ National Market since April 16, 1985. Information with respect to market prices is presented on page 27 of the Annual Report and is incorporated herein by reference..

         As of August 31, 1997, the approximate number of beneficial holders of Cadmus common stock was 4,100, which includes stockholders recorded on security position listings.

         On August 12, 1997 Cadmus declared a regular quarterly cash dividend of $.05 per share, payable on September 5, 1997, to shareholders of record as of August 22, 1997. Additional information with respect to dividends declared is presented on page 27 of the Annual Report and is incorporated herein by reference.

         Cadmus anticipates that it will continue its policy of paying regular quarterly dividends. The amount of any future dividends will depend on general business conditions encountered by Cadmus, as well as the financial condition, earnings and capital requirements of Cadmus, and such other factors as the Board of Directors may deem relevant. For additional information regarding restrictions on payment of dividends, see the Notes to Consolidated Financial Statements (Note 7) referenced in Item 8 of this report.

                        ITEM 6.  SELECTED FINANCIAL DATA

         The information presented under the caption "Selected Financial Data" on page 21 of the Annual Report to Shareholders is incorporated herein by reference.


           ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         The information presented under the caption "Management's Discussion and Analysis" on pages 22 through 26 of the Annual Report to Shareholders is incorporated herein by reference.

              ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the registrant and subsidiaries contained on pages 28 through 42 of the Annual Report to Shareholders is incorporated herein by reference.

         The supplementary data regarding quarterly results presented under the caption "Selected Quarterly Data" on page 27 of the Annual Report to Shareholders is incorporated herein by reference.

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Annual Meeting of Cadmus Stockholders ("Proxy Statement") to be mailed to the Stockholders on or about October 2, 1997.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the directors of the Registrant is contained on pages 5 through 8 and page 21 of the Proxy Statement and is incorporated herein by reference.

Executive Officers

         For more information regarding the executive officers of Cadmus, see "Executive Officers of the Registrant" at the end of Part I of this report.

                        ITEM 11. EXECUTIVE COMPENSATION

         Information on Executive Compensation is contained on pages 11 through 16 of the Proxy Statement and is incorporated herein by reference.

           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

         Information on Security Ownership of Certain Beneficial Owners and Management is contained on pages 2 through 4 of the Proxy Statement and is incorporated herein by reference.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on Certain Relationships and Related Transactions is contained on pages 9 and 10 of the Proxy Statement and is incorporated herein by reference.

                                    PART IV

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K


(a)  Financial Statements and Schedules

         The financial statements incorporated by reference into Item 8 of this report and the financial statement schedules filed as part of this report are listed in the Index to Financial Statements and Schedules of page 13 hereof.

 (b)  Reports on Form 8-K

      On April 23, 1997, the Company filed a Form 8-K, which included the press release regarding fiscal 1997 third quarter financial results, the restructuring, and the share repurchase program, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

(c)  Exhibits

         The Exhibits listed in the accompanying "Index of Exhibits" on pages 16 through 17 hereof are filed as a part of this report.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of September, 1997.

                                          CADMUS COMMUNICATIONS CORPORATION

                                          /s/ C. Stephenson Gillispie, Jr.
                                          --------------------------------
                                          C. Stephenson Gillispie, Jr.
                                          Chairman of the Board, President, and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 26th day of September 1997.

         Signature                                                Title
         ---------                                                -----

 /s/ C. Stephenson Gillispie, Jr.     Chairman of the Board, President, and
---------------------------------     Chief Executive Officer
     C. Stephenson Gillispie, Jr.     (Principal Executive Officer)


 /s/  Bruce V. Thomas                 Senior Vice President and
---------------------                 Chief Financial Officer
      Bruce V. Thomas                 (Principal Financial and
                                      Accounting Officer)



*/s/ Frank Daniels, III               Director
-----------------------
     Frank Daniels, III

*/s/ G. Waddy Garrett                 Director
---------------------
     G. Waddy Garrett

*/s/ Price H. Gwynn, III              Director
------------------------
     Price H. Gwynn, III

*/s/ Jeanne M. Liedtka                Director
-----------------------
     Jeanne M. Liedtka

*/s/ John D. Munford, II              Director
------------------------
     John D. Munford, II

*/s/ John C. Purnell, Jr.             Director
-------------------------
     John C. Purnell, Jr.

*/s/ Jerry I. Reitman                 Director
---------------------
     Jerry I. Reitman

*/s/ Russell M. Robinson, II          Director
----------------------------
     Russell M. Robinson, II

*/s/ John W. Rosenblum                Director
----------------------
     John W. Rosenblum

*/s/ Wallace Stettinius               Director
-----------------------
     Wallace Stettinius

*/s/ Bruce A. Walker                  Director
--------------------
     Bruce A. Walker

*By /s/ C. Stephenson Gillispie, Jr.
------------------------------------
    C. Stephenson Gillispie, Jr.
    Attorney-in-fact

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


         The Consolidated Balance Sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 1997 and 1996, and the related Consolidated Statements of Income and Cash Flows for each of the three years in the period ended June 30, 1997, including the notes thereto, are included on pages 28 through 42 of the Registrant's Annual Report to Shareholders and are incorporated herein by reference. With the exception of the information incorporated by reference in numbered Items 5, 6, 7 and 8, no other data appearing in the Annual Report is deemed to be "filed" as part of this 10K. The following additional financial data should be read in conjunction with these consolidated financial statements.



                                                                Page
                                                                ----

Report of Independent Public Accountants on Schedule II........  14


Financial Statement Schedules:  *

II -  Valuation and Qualifying Accounts .......................  15

* All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

            Report of Independent Public Accountants on Schedule II



To the Shareholders and Board of Directors of Cadmus Communications Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Cadmus Communication Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 31, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                           ARTHUR ANDERSEN LLP

Richmond, Virginia
   September 26, 1997

                       CADMUS COMMUNICATIONS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                   SCHEDULE II


                                              Additions
                                          ----------------------

Reserves and Allowances    Charged to                   Charged
Deducted from Asset        Balance at     Costs and    to Other                     Balance
Accounts: Allowance        Beginning        other      Accounts-     Deductions-   at End of
for Doubtful Accounts      of Period       Expenses    Deescribe     Describe(A)    Period
----------------------     ----------     ---------    ---------     -----------   ---------
Years Ended:


   June 30, 1995            $1,514        $  860        $    55(B)       $1,276        $1,153

   June 30, 1996             1,153           963          1,005(C)          811         2,310

   June 30, 1997             2,310         1,046            497(D)        1,603         2,250

-----------------

(A) Uncollectible accounts charged off, net of recoveries.

(B) Allowance for doubtful accounts of fiscal 1995 acquisitions which included Cadmus Interactive and Ronald James Direct.

(C) Allowance for doubtful accounts of fiscal 1996 acquisitions which included Lancaster Press, Inc., and its subsidiaries, The Software Factory, Inc., Na-Tex, Inc., The Mowry Company, Peachweb Corp., and Encryption Technology Corporation.

(D) Includes allowance for doubtful accounts purchase accounting adjustments for Lancaster Press, Inc. and its subsidiaries.

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

 4.2 $160,000,000 Revolving Credit/Term Loan Facility Agreement dated as of October 15, 1996, incorporated herein by reference from Exhibit 4 of the Form 10-Q for the fiscal quarter ended September 30, 1997.

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

10.5 Cadmus 1990 Long Term Stock Incentive Plan, as amended effective August 14, 1996 -- incorporated by reference from the Company's Proxy Statement on Schedule 14A in connection with Annual Meeting of Shareholders held on November 13, 1996.

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

10.12 Employee Retention Agreement dated as of August 1, 1994, between Cadmus Communications Corporation and Gregory Moyer -- incorporated by reference from Exhibit to 10.14 of the Form 10-K for the fiscal year ended June 30, 1995.

10.13 Employee Retention Agreement dated as of April 12, 1995, between Cadmus Communications Corporation and Edward B. Fernstrom -- incorporated by reference from Exhibit to 10.15 of the Form 10-K for the fiscal year ended June 30, 1995.

10.14 Employee Retention Agreement dated as of July 1, 1996, between Cadmus Communications Corporation and Steven R. Isaac, filed herewith.

10.15 Employee Retention Agreement dated as of September 25, 1991, between Cadmus Communications Corporation and David G. Wilson, Jr., filed herewith.

11. Statement Regarding Computation of Net Income Per Share, filed herewith.

13. Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1997 which are incorporated by reference in this report on Form 10K, filed herewith.

21.        Subsidiaries of the Registrant, filed herewith.

23         Consent of Arthur Andersen LLP, filed herewith.

24.        Powers of Attorney, filed herewith.

27.        Financial Data Schedule, filed herewith.

Note: Exhibits 10.1-10.15 are management contracts or compensatory plans and arrangements