Form 10-K/A
period 1997-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1997-10-29
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   Form 10-K/A
                                 Amendment No. 1
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

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

                            Richmond, Virginia 23230
          (Address of principal executive offices, including zip code)
                              ---------------------
       Registrant's telephone number, including area code: (804) 287-5680
                              ---------------------
           Securities registered pursuant to Section 12(g) of the Act:
       Cadmus Communications Corporation Common Stock, $.50 par value, and
                         Preferred Stock Purchase Rights
                                (Title of Class)
                              ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of July 31, 1997, 7,821,906 shares of Registrant's common stock were outstanding, and the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $121,580,398 based on the last sale price on July 31, 1997. Documents Incorporated by Reference: Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1997 are incorporated in Parts I and II of this report. Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on November 12, 1997 are incorporated in Part III of this Report.

                                     PART IV

         The undersigned registrant hereby amends Part IV, Item 14(c) Exhibits, of its Form 10-K for the year ended June 30, 1997 ("Form 10-K") to include a revised copy of Exhibit 3.2, Bylaws of the Registrant, as amended, in replacement of the version submitted with the original filing of Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Item 14 is included herein, notwithstanding that there is no change to that Item other than the substitution of the text of Exhibit 3.2. Consequently, all references in Item 14 herein are to the 10-K.

                     Item 14. Exhibits, Financial Statement
                        Schedules and Reports on Form 8-K

         (a)      Financial Statements and Schedules

         The financial statements incorporated by reference into Item 8 of this report and the financial statement schedules filed as part of this report are listed in the Index to Financial Statements and Schedules of Page 13 hereof.

         (b)      Reports on Form 8-K

         On April 23, 1997, the Company filed a Form 8-K, which included the press release regarding fiscal 1997 third quarter results, the restructuring, and the share repurchase program as well as a copy of the prepared remarks made in a conference call to analysts on the same date.

         (c)      Exhibits

         The Exhibits listed in the accompanying "Index of Exhibits" on pages 16 through 17 hereof are filed as part of this report.

                                    Signature

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

October 29, 1997
                                          CADMUS COMMUNICATIONS CORPORATION


                                          By:      /s/ Bruce V. Thomas
                                              -------------------------------
                                              Bruce V. Thomas
                                              Senior Vice President and
                                              Chief Financial Officer