Form 10-Q
period 1997-09-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1997-11-14
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  ------------

                                   Form 10-Q
                                  ------------
(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997.

             Class                         Outstanding at October 31, 1997
            -----                          -------------------------------
Common Stock, $.50 Par Value                              7,831,906

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                     INDEX

                                                                    Page Number
                                                                    -----------

Part I.      Financial Information


             Item 1.      Financial Statements

                  Consolidated Balance Sheets --                             3
                  September 30, 1997 and June 30, 1997

                  Consolidated Statements of Income --                       4
                  Three Month Periods Ended
                  September 30, 1997 and 1996

                  Consolidated Statements of Cash Flows --                   5
                  Three Months Ended September 30, 1997 and 1996

                  Notes to Consolidated Financial Statements                 6


             Item 2.      Management's Discussion and Analysis of            7
                          Financial Condition and Results of Operations



Part II.     Other Information

             Item 6.      Exhibits and Reports on Form 8-K                  10

                         PART I. Financial Information

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                                                       September 30,   June 30,
                                                                                          1997           1997
                                                                                       ------------   ---------
                                                                                       (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $      --      $     184
   Accounts receivable, net                                                               70,662         69,093
   Inventories                                                                            21,521         19,427
   Deferred income taxes                                                                   7,116          8,269
   Prepaid expenses and other                                                              3,965          3,969
                                                                                        ---------      ---------

        Total current assets                                                             103,264        100,942

Property, plant, and equipment (net of accumulated depreciation
   of $100,975 at September 30, 1997 and $99,558 at June 30, 1997)                       119,101        118,621
Other assets                                                                               4,076          4,015
Goodwill, net                                                                             42,187         42,572
                                                                                        ---------      ---------

   Total Assets                                                                        $ 268,628      $ 266,150
                                                                                        =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                               $   5,080      $   1,650
   Current maturities of long-term debt                                                    4,893          5,017
   Accounts payable                                                                       31,088         29,593
   Accrued expenses                                                                       17,318         15,674
     Restructuring reserve                                                                 5,392          7,612
                                                                                        ---------      ---------

        Total current liabilities                                                         63,771         59,546

Long-term debt                                                                            87,033         89,452
Other long-term liabilities                                                                7,209          7,811
Deferred income taxes                                                                      9,111          9,464

Shareholders' equity:
    Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares-7,832,000 at September 30, 1997 and 7,830,000 at
      June 30, 1997)                                                                       3,916          3,915
   Capital in excess of par value                                                         51,904         51,923
   Retained earnings                                                                      45,684         44,039
                                                                                        ---------      ---------

        Total shareholders' equity                                                       101,504         99,877
                                                                                        ---------      ---------

   Total Liabilities and Shareholders' Equity                                          $ 268,628      $ 266,150
                                                                                        =========      =========

See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                        Three Months Ended
                                          September 30,
                                   ------------------------------

                                     1997                1996
                                   ----------          ---------


Net sales                         $   92,362          $  93,922
                                   ----------          ---------

Operating expenses:
    Cost of sales                     71,814             72,707
    Selling and administrative        14,858             16,101
    Restructuring gain                    --               (250)
                                   ----------          ---------
                                      86,672             88,558
                                   ----------          ---------

Operating income                       5,690              5,364

Interest and other expenses:
    Interest                           1,933              2,076
    Other, net                           392                511
                                   ----------          ---------
                                       2,325              2,587
                                   ----------          ---------

Income before income taxes             3,365              2,777

Income taxes                           1,329              1,083
                                   ----------          ---------

Net income                        $    2,036          $   1,694
                                   ==========          =========


Net income per share              $      .25          $     .21
                                   ==========          =========

Weighted average common shares
    outstanding                        8,109              8,024
                                   ==========          =========

Cash dividends per common share   $      .05          $     .05
                                   ==========          =========



See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                   Three Months Ended
                                                                     September 30,
                                                              -----------------------------

                                                                 1997              1996
                                                              ------------      -----------
Operating Activities
Net income                                                   $     2,036       $     1,694
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Restructuring gain                                               --              (250)
     Depreciation and amortization                                 4,480             4,621
     Other, net                                                    1,259               781
                                                              ------------      -----------

                                                                   7,775             6,846
                                                              ------------      -----------
Changes in assets and liabilities, excluding debt
    and effects of acquisitions
    and dispositions:
    Accounts receivable, net                                      (1,569)            4,541
    Inventories                                                   (2,094)           (3,006)
    Accounts payable and accrued expenses                          2,781            (1,829)
    Restructure reserve (due to cash payments)                    (2,220)               --
    Payment to fund pension plan                                  (1,148)           (2,837)
    Other, net                                                      (108)              374
                                                              ------------      -----------

                                                                  (4,358)           (2,757)
                                                              ------------      -----------

Net cash provided by operating activities                          3,417             4,089
                                                              ------------      -----------

Investing Activities
Proceeds from sale of consumer publishing division                    --             6,500
Purchases of property, plant, and equipment                       (4,074)           (4,557)
Proceeds from sales of property, plant, and equipment                 --             1,206
Other, net                                                            (4)             (947)
                                                              ------------      -----------

Net cash (used in) provided by investing activities               (4,078)            2,202
                                                              ------------      -----------

Financing Activities
Proceeds from (repayment of) short-term borrowings                 3,430            (3,033)
Repayment of long-term borrowings                                    (43)             (464)
Repayment of long term revolving credit facility                  (2,500)           (1,500)
Dividends paid                                                      (391)             (395)
Repurchase and retirement of common stock                           (118)               --
Proceeds from exercise of stock options                               99                --
                                                              ------------      -----------


Net cash provided by (used in) financing activities                  477            (5,392)
                                                              ------------      -----------

(Decrease) increase in cash and cash equivalents                    (184)              899

Cash and cash equivalents at beginning of period                     184             1,141
                                                              ------------      -----------

Cash and cash equivalents at end of period                   $        --       $     2,040
                                                              ============      ===========



See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

   In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

   Net income per common share is computed based upon the weighted average number of shares outstanding during the periods presented. Shares issuable upon exercise of currently exercisable stock options are treated as common stock equivalents for purposes of computing primary and fully diluted net income per share. The Company will adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," during the second quarter of fiscal 1998.

2. Inventories are valued at the lower of cost or market. Inventory costs have been determined by the first-in, first-out method for 85% of inventories at September 30, 1997 and June 30, 1997. Costs for the remaining inventories have been determined by the last-in, first-out (LIFO) method. Because the inventory determination under the LIFO method can only be made at year-end based on the current inventory levels and costs, interim LIFO determination, including that at September 30, 1997, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to many forces beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Components of net inventories at September 30, 1997 and June 30, 1997 were as follows (in thousands):

                                                 September 30,    June 30,
                                                     1997           1997

                 Raw materials and supplies         $ 5,626        $ 5,341
                 Work in process:
                     Materials                        4,022          2,838
                     Other manufacturing costs       10,091          9,451
                 Finished goods                       3,028          3,043
                 LIFO reserve                        (1,246)        (1,246)
                                                   --------       --------
                 Inventories                        $21,521        $19,427
                                                    =======        =======

3. Results of operations for the quarter ended September 30, 1996 include recognition of a $0.3 million gain resulting from a restructuring of the Company's publishing operations. The restructuring gain included income of $0.7 million related to the September 30, 1996 sale of its consumer publishing division, for total consideration of $6.5 million, which was offset by charges of $0.4 million related to the restructuring and repositioning of Cadmus custom publishing into the Company's Marketing Group.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company`s operational structure consists of Cadmus Professional Communications and Cadmus Marketing Communications. Cadmus Professional Communications, previously known as the Periodicals group, includes the journal services product line which specializes in journals, magazines and related communications targeted to trade and professional audiences. Cadmus Marketing Communications was formed by merging the former Graphics Communications and Marketing groups. Cadmus Marketing Communications consists of the financial communications, specialty packaging and promotional printing, point of purchase, print outsourcing and tactical marketing communications product lines. All discussions and analysis in this report will include reference only to the Professional Communications and Marketing Communications sectors.

The Company's previous organizational structure consisted of the Periodicals, Graphic Communications, Marketing and Publishing groups. Effective with the sale of Tuff Stuff in the first quarter of fiscal 1997, the Publishing Group ceased to exist and custom publishing was realigned into the marketing group.


RESULTS OF OPERATIONS

The following table presents the major components from the Consolidated Statements of Income as a percent of net sales for the three months ended September 30, 1997 and 1996:

                                                  Three Months Ended
                                                    September 30,
                                                  ------------------

                                                  1997         1996
                                                 ------       -----

           Net sales                             100.0%      100.0%
           Cost of sales                          77.8        77.4
                                                ------      ------
           Gross profit                           22.2        22.6
           Selling and administrative expenses    16.1        17.1
           Restructuring gain                        -        (0.2)
                                                ------      ------
           Operating income                        6.1         5.7
           Interest expense                        2.1         2.2
           Other expenses, net                    0.4          0.5
                                                ------      ------
           Income before income taxes              3.6         3.0
           Income taxes                            1.4         1.2
                                                ------      ------
           Net income                              2.2%        1.8%
                                                ======      ======

Sales
Sales for the first quarter of fiscal 1998 were $92.4 million, compared to sales of $93.9 million recorded in the first quarter of fiscal 1997. The 2% decline in sales is primarily due to the closing of several operations during the fourth quarter of fiscal 1997 in connection with restructuring actions taken by the Company. Excluding the effect of fiscal 1997 divestitures and plant closings, sa1es from continuing operations actually increased 5% for the first quarter of fiscal 1998 compared to the same period in fiscal 1997. Excluding the effect of divestitures, plant closings and lower paper prices, sales increased 8%.

Sales for the Professional Communications sector were $50.2 million in the first quarter of fiscal 1998 compared to $49.7 million in the first quarter of fiscal 1997, representing an increase of 1%. After adjusting for the effect of lower paper prices, sales increased by 6% for this sector. Journal services sales increased 5% (up approximately 8% after adjusting for the impact of lower paper prices). The increase in sales for journal services sales was primarily due to growth from existing customers. Magazine sales declined by 14% as the Company continued to right-size magazine services and its related customer base.

Sales for the Marketing Communications sector were $43.7 million in the first quarter of fiscal 1998 compared to $42.7 million in the first quarter of fiscal 1997, representing an increase of 2%. Adjusting for the impact of discontinued operations, sales for this sector increased by approximately 13%. Financial communications sales increased 46% due to continued growth in mutual fund services and full service banking relationships, combined with strong capital markets activity. Specialty packaging and promotional printing sales declined by 2% as a result of the expected disruption in operations related to its relocation to a new 180,000 square-foot facility in Charlotte and due to lower media duplication revenues. Sales for the point of purchase operations declined by 28% due to the loss of a major customer and lower sales to fast-food clients. Print outsourcing sales were 8% higher in the first quarter compared to first quarter of fiscal 1997 due to the timing of certain one-time projects, as well as expanded services for existing customers. Tactical marketing sales showed strong growth in the quarter with an overall increase in sales of 48%. The increase in tactical marketing sales was driven by a 38% increase in agency fees for the Company's direct marketing operations, resulting from new customer relationships and growth in existing customers and a 21% increase in catalog design and photography agency fees due to increased billings to existing customers.

Operating Expenses
Cost of sales for the first quarter decreased from $72.7 million in fiscal 1997 to $71.8 million in fiscal 1998, representing a decline of 1%. The slight decline in cost of sales was primarily the result of lower paper prices.

Selling and administrative expenses for the first quarter decreased from $16.1 million in fiscal 1997 to $14.9 million in fiscal 1998. This improvement was driven by efficiencies resulting from restructuring actions taken by the Company in the fourth quarter of fiscal 1997 and continued cost control measures.

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

Interest and Other Expenses and Income Taxes
Interest expense in the first quarter of fiscal 1998 was $1.9 million compared to $2.1 million for the same period of fiscal 1997, representing a decrease of 7%. The decrease in interest expense was primarily the result of lower debt levels for the Company. Total debt as of the end of the first quarter of fiscal 1998 was $97.0 million compared to $105.5 million as of the end of the first quarter of fiscal 1997.

The effective income tax rate increased from 39.0% in the first quarter of fiscal 1997 to 39.5% in the first quarter of fiscal 1998 due primarily to an overall increase in the state effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has the financial resources and access to capital necessary to fund internal growth and acquisitions. The Company's major demands on capital are investments in property, plant, and equipment, working capital, and acquisitions.

Net cash provided by operating activities totaled $3.4 million for the first quarter of fiscal 1998, representing a $.7 decrease from $4.1 million provided by operating activities in the prior year first quarter. The decrease was primarily attributable to $2.2 million in cash outflows related to the Company's restructure plan announced in the fourth quarter of fiscal 1997, offset by a $1.7 million improvement, from the comparable prior year period, in the required cash contribution to the Company's pension plan. Working capital demands rose slightly due to a seasonal increase in inventory levels.

Net cash used in investing activities totaled $4.1 million for the first quarter of fiscal 1998 and included investments in new presses, the expansion of the Charlotte manufacturing facility, and new business and manufacturing systems. Net cash provided by investing activities totaled $2.2 million for the first quarter of fiscal 1997, as $4.6 million in capital expenditures was offset by $6.5 million in proceeds received from the sale of the Company's consumer publishing division in September 1996, and $1.2 million in proceeds received from the sale of property, plant and equipment.

Net cash provided by financing activities was $.5 million for the first quarter of fiscal 1998 compared to $5.4 million used in the same period of the prior year. The Company increased borrowing by $.9 million in the first quarter of fiscal 1998 versus decreasing borrowing by $5.0 million in the first quarter of 1997. This change reflects the Company's use of lines of credit to fund working capital requirements in fiscal 1998 versus its use of the proceeds from the September 1996 sale of the consumer publishing division noted above to pay down debt in fiscal 1997. Dividend payments remained unchanged from the first quarter of fiscal 1997 at $.4 million. The Company also repurchased 8,200 shares of its common stock during the first quarter of fiscal 1998.

Total debt at September 30, 1997, was $97.0 million, up from $96.1 million at June 30, 1997. The Company's debt to equity ratio improved marginally to 48.9% from 49.0% at June 30, 1997.

                          PART II.  Other Information


Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

               Exhibit                            Description


               Exhibit 27                   Financial Data Schedule


b.    Reports on Form 8-K:

On July 31, 1997, the Company filed a Form 8-K, which included the press release regarding fiscal 1997 fourth quarter and year-end financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              CADMUS COMMUNICATIONS CORPORATION


Date:   November 14, 1997
                                              /s/ C. Stephenson Gillispie, Jr.
                                              --------------------------------
                                              C. Stephenson Gillispie, Jr.
                                              Chairman, President, and
                                              Chief Executive Officer



Date:   November 14, 1997

                                              /s/ Bruce V. Thomas
                                              -------------------
                                              Bruce V. Thomas
                                              Senior Vice President and
                                              Chief Financial Officer