Form 10-Q
period 1997-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 1998-02-12
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    Form 10-Q
                                  ------------
(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 31, 1998.

                  Class                    Outstanding at January 31, 1998
                  -----                    -------------------------------
Common Stock, $.50 Par Value                          7,855,906

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      INDEX




                                                                                    Page Number

Part I.      Financial Information


             Item 1.      Financial Statements

                  Consolidated Balance Sheets --                                       3
                  December 31, 1997 and June 30, 1997

                  Consolidated Statements of Income --                                 4
                  Three and Six Month Periods Ended
                  December 31, 1997 and 1996

                  Consolidated Statements of Cash Flows --                             5
                  Six Months Ended December 31, 1997 and 1996

                  Notes to Consolidated Financial Statements                           6


             Item 2.      Management's Discussion and Analysis of Financial            7
                          Condition and Results of Operations



Part II.     Other Information


             Item 4.      Submission of Matters to a Vote of Security Holders         10

             Item 5.      Other Information                                           10

             Item 6.      Exhibits and Reports on Form 8-K                            11



                          PART I. Financial Information
               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                                          December 31,           June 30,
                                                                                              1997                 1997
                                                                                        -----------------      --------------

                                                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $           1,210      $          184
   Accounts receivable, net                                                                       63,828              69,093
   Inventories                                                                                    22,758              19,427
   Deferred income taxes                                                                           7,413               8,269
   Prepaid expenses and other                                                                      3,290               3,969
                                                                                        -----------------      --------------

        Total current assets                                                                      98,499             100,942

Property, plant, and equipment (net of accumulated depreciation
   of $104,284 at December 31, 1997 and $99,558 at June 30, 1997)                                123,542             118,621
Goodwill and other intangibles, net                                                               42,119              42,572
Other assets                                                                                       3,606               4,015
                                                                                        -----------------      --------------

   Total Assets                                                                        $         267,766      $      266,150
                                                                                        =================      ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                               $           3,665      $        1,650
   Current maturities of long-term debt                                                            6,081               5,017
   Accounts payable                                                                               29,405              29,593
   Accrued expenses                                                                               18,436              15,674
   Restructuring reserve                                                                           4,089               7,612
                                                                                        -----------------      --------------

        Total current liabilities                                                                 61,676              59,546

Long-term debt                                                                                    84,038              89,452
Other long-term liabilities                                                                        7,693               7,811
Deferred income taxes                                                                             10,201               9,464

Shareholders' equity:
   Common stock ($.50 par value; authorized shares-16,000,000; issued and outstanding shares- 7,845,000 at December 31, 1997 and 7,830,000
       at June 30, 1997)                                                                           3,923               3,915
   Capital in excess of par value                                                                 52,024              51,923
   Retained earnings                                                                              48,211              44,039
                                                                                        -----------------      --------------

        Total shareholders' equity                                                               104,158              99,877
                                                                                        -----------------      --------------

   Total Liabilities and Shareholders' Equity                                          $         267,766      $      266,150
                                                                                        =================      ==============

See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended                  Six Months Ended
                                                            December 31,                       December 31,
                                                    ------------------------------      ----------------------------
                                                      1997                1996            1997              1996
                                                    ----------          ---------       ----------       -----------


Net sales                                          $   96,048          $  97,232       $  188,410       $   191,154

Operating expenses:
    Cost of sales                                      74,381             76,167          146,195           148,874
    Selling and administrative                         14,867             15,175           29,725            31,276
     Restructuring gain
                                                          ---                ---             ---               (250)
                                                       ------             ------          -------          ---------
                                                       89,248             91,342          175,920           179,900

Operating income                                        6,800              5,890           12,490            11,254

Interest and other expenses:
    Interest                                            1,861              2,093            3,794             4,169
    Other, net
                                                          248                272              640               783
                                                        -----              -----            -----            ------
                                                        2,109              2,365            4,434             4,952

Income before income taxes                              4,691              3,525            8,056             6,302


Income taxes                                            1,772              1,343            3,101             2,426
                                                     --------           --------           ------           -------

Net income                                         $    2,919           $  2,182          $ 4,955            $3,876
                                                    =========            =======           ======           =======

Net income per share                               $     .36            $    .27          $   .61             $ .48
                                                    ========            ========           ======           =======


Weighted average common shares
    outstanding                                        8,135               8,061            8,122             8,045
                                                    ========             =======           ======             =====

Cash dividends per common share                    $     .05              $  .05           $  .10           $   .10
                                                    ========            ========        ==========            =====



          See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                            December 31,
                                                                                    -----------------------------

                                                                                       1997              1996
                                                                                    -----------       -----------
Operating Activities
Net income                                                                         $     4,955       $     3,876
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Restructuring gain                                                                    ---              (250)
     Depreciation and amortization                                                       9,053             9,187
     Other, net                                                                          2,624             1,316
                                                                                    -----------       -----------

                                                                                        16,632            14,129
                                                                                    -----------       -----------
Changes in assets and liabilities, excluding debt and effects of acquisitions and dispositions:
    Accounts receivable, net                                                             5,149             4,326
    Inventories                                                                         (3,331)            1,369
    Accounts payable and accrued expenses                                                2,576            (3,869)
    Restructure reserve (due to cash payments)                                          (3,207)              ---
    Other current assets and liabilities                                                   679               991
    Other long-term liabilities (due to pension plan payments)                          (1,148)           (2,837)
    Other, net                                                                            (204)              (80)
                                                                                    -----------       -----------

                                                                                           514              (100)
                                                                                    -----------       -----------

     Net cash provided by operating activities                                          17,146            14,029
                                                                                    -----------       -----------

Investing Activities
Proceeds from sale of consumer publishing division                                         ---             6,500
Purchases of property, plant, and equipment                                            (13,109)          (11,959)
Proceeds from sales of property and equipment                                              ---             1,241
Other, net                                                                                 ---              (936)
                                                                                    -----------       -----------

Net cash used in investing activities                                                  (13,109)           (5,154)
                                                                                    -----------       -----------

Financing Activities
Proceeds from (repayment of) short-term borrowings                                       2,015            (1,158)
Proceeds from (repayment of) long-term revolving credit facility                        (2,500)           24,000
Proceeds from long-term borrowings                                                         ---            40,415
Repayment of  long-term borrowings                                                      (1,851)          (70,622)
Dividends paid                                                                            (783)             (790)
Repurchase and retirement of  common stock                                                (118)                0
Proceeds from exercise of stock options                                                    226               ---
Other, net                                                                                 ---
                                                                                                            (296)
                                                                                    -----------      ------------

    Net cash used in financing activities                                               (3,011)           (8,451)

Increase in cash and cash equivalents                                                    1,026               424

Cash and cash equivalents at beginning of period                                           184             1,141
                                                                                    -----------       -----------

Cash and cash equivalents at end of period                                         $     1,210       $     1,565
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

2. During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share. The effect of this adoption was immaterial.

 Net income per common share is computed based upon the weighted average number of shares outstanding during the periods presented. Shares issuable upon exercise of currently exercisable stock options are treated as common stock equivalents for purposes of computing basic and diluted net income per share.

3. Inventories are valued at the lower of cost or market. Inventory costs have been determined by the first-in, first-out method for 85% of inventories at December 31, 1997 and at June 30, 1997. Costs for the remaining inventories have been determined by the last-in, first-out (LIFO) method. Because the inventory determination under the LIFO method can only be made at year-end based on the current inventory levels and costs, interim LIFO determination, including that at December 31, 1997, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to many forces beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Components of net inventories at December 31, 1997 and June 30, 1997 were as follows (in thousands):

                                                        December 31,         June 30,
                                                             1997              1997
                                                       ------------         ---------
                 Raw materials and supplies                 $5,794            $5,341
                 Work in process:
                     Materials                               5,608             2,838
                     Other manufacturing costs               9,416             9,451
                 Finished goods                              3,186             3,043
                 LIFO reserve                               (1,246)           (1,246)
                                                        ----------         ---------
                 Inventories                                $22,758          $19,427
                                                        ===========        =========

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


The Company is an integrated communications company offering products and services in two broad areas: professional communications and marketing communications. Cadmus Professional Communications, previously known as the Periodicals group, includes the journal services product line which specializes in journals, magazines and related communications targeted to trade and professional organizations. Cadmus Marketing Communications was formed in 1997 by merging the former Graphics Communications and Marketing groups. Cadmus Marketing Communications consists of the financial communications, specialty packaging and promotional printing, point of purchase, print outsourcing and tactical marketing communications product lines. All discussions and analyses in this report will include reference only to the Professional Communications and Marketing Communications sectors.

The Company's previous organizational structure consisted of the Periodicals, Graphic Communications, Marketing and Publishing groups. Effective with the sale of Tuff Stuff in the first quarter of fiscal 1997, the Publishing Group ceased to exist and custom publishing was realigned into the marketing group.


RESULTS OF OPERATIONS


The following table presents the major components from the Consolidated Statements of Income as a percent of net sales for the three and six months ended December 31, 1997 and 1996:

                                                  Three  Months Ended                    Six Months Ended
                                                      December 31,                          December 31,
                                                 --------------------                   ------------------
                                                  1997             1996               1997              1996
                                                  ----             ----               ----             ------
  Net sales                                       100.0%           100.0%             100.0%            100.0%
  Cost of sales                                    77.4             78.3               77.6              77.9
                                                 ------           ------             ------            ------
  Gross profit                                     22.6             21.7               22.4              22.1
  Selling and administrative expenses              15.5             15.6               15.8              16.3
  Restructuring gain                                ---             ---                 ---              (0.1)
                                                 -------          ------           --------            ------
  Operating income                                  7.1              6.1                6.6               5.9
  Interest expense                                  1.9              2.2                2.0               2.2
  Other expenses, net                               0.3              0.3                0.3               0.4
                                                -------           ------             ------            ------
  Income before income taxes                        4.9              3.6                4.3               3.3
  Income taxes                                      1.9              1.4                1.7               1.3
                                                -------           ------             ------            ------
  Net Income                                        3.0%             2.2%               2.6%              2.0%
                                                =======           ======             ======            ======


Sales
Sales for the second quarter of fiscal 1998 were $96.0 million, compared to $97.2 million recorded in the second quarter of fiscal 1997. The decline in sales for fiscal 1998 resulted from the closure of several operations in connection with restructuring actions taken by the Company in the fourth quarter of fiscal 1997. Adjusted for the closed operations, sales rose 4%. Lower year-over-year paper prices also had a negative impact on reported sales. Adjusted for discontinued businesses and lower paper prices, second quarter 1998 sales increased over 5%.

Sales for the first six months of fiscal 1998 were $188.4 million, compared to sales of $191.2 million recorded in the first six months of fiscal 1997. Excluding the effect of fiscal 1997 divestitures and plant closings, sales actually increased 4% for the first six months of fiscal 1998 compared to the same period in fiscal 1997. Excluding the effect of divestitures, plant closings, and lower paper prices, sales increased 7%.

The Professional Communications sector recorded a sales decline of just under 4% in the second quarter of fiscal 1998, compared to the second quarter of fiscal 1997. The decline in sales was primarily attributable to lower paper prices, which accounted for approximately half of the 4% decline, and to the continued downsizing of the magazine product line. Adjusting for the impact of lower paper prices, magazine sales declined 5% in the second quarter while research journal sales remained flat with the same quarter of last year. Professional Communications sector sales for the first six months of fiscal 1998 decreased marginally compared to the first six months of fiscal 1997. However, adjusted for the effect of lower paper prices, Professional Communications sector sales increased 2% over the same periods.

Sales for the Marketing Communications sector, excluding the effect of closed operations, increased 14% for both the second quarter and the first six months of fiscal 1998 from the comparable periods of fiscal 1997. Financial communications sales increased 50% and 48% for the second quarter and first six months of fiscal 1998, respectively, driven by growth in mutual fund services, full service banking relationships, and continued strong capital markets activity. The packaging and promotional product line recorded a sales increase of 10% for the second quarter of fiscal 1998 primarily due to growth from existing customers. However, sales for this product line increased only 4% for the first six months of fiscal 1998 as a result of the expected disruption in first quarter production related to the relocation of these operations. Sales for the point-of-purchase business declined 17% and 23% for the second quarter and first six months, respectively, of fiscal 1998 due primarily to the loss of a major customer in the second quarter of fiscal 1997. Print outsourcing sales remained consistent with the prior year. Tactical marketing continued to show strong growth reporting sales increases of 25% in the second quarter and 34 % for the first six months of fiscal 1998. These increases were driven by a second quarter increase of 47% in direct marketing agency fees due to new-account development and growth from existing customers. In addition, custom publishing operations reported increased agency fee income of 72% for the second quarter primarily due to growth from existing customers.

Operating Expenses
Cost of sales decreased slightly to 77.4% and 77.6% of net sales for the second quarter and first six months of fiscal 1998, respectively, compared to 78.3% and 77.9% for the same periods of fiscal 1997. The slight decline was primarily attributable to the impact of lower paper prices and restructuring savings.

Selling and administrative expenses as a percent of sales, declined slightly to 15.5% and 15.8% in the second quarter and first six months of fiscal 1998, respectively, from 15.6% and 16.3% for the same periods of fiscal 1997. This improvement was driven by efficiencies resulting from restructuring actions taken by the Company in the fourth quarter of fiscal 1997.

During fiscal 1997, the Company recognized a $0.3 million gain resulting from a restructuring of the former Publishing Group. The $0.3 million gain consisted of a $0.7 million gain from the sale of the consumer publishing operations, offset by a $0.4 million charge related to the strategic repositioning of the custom publishing product line into the Marketing Communications Group.

Interest and Other Expenses and Income Taxes
Interest expense decreased $0.2 million and $0.4 million for the second quarter and first six months of fiscal 1998 over the same periods last year. The reduction in interest expense is primarily due to lower debt levels.

The effective tax rate was 38.5% for the first six months of both fiscal 1998 and fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has the financial resources and access to capital necessary to fund internal growth and acquisitions. The Company's major demands on capital are for investments in property, plant, and equipment, working capital, and acquisitions.

Net cash provided by operating activities totaled $17.1 million for the first six months of fiscal 1998, representing a $3.1 million increase from $14.0 million provided by operating activities in the first six months of the prior year. The increase was primarily attributable to improved operating performance and improved working capital efficiencies, which generated $4.6 million in cash, and a lower contribution to the Company's pension plan in 1998, which represented a $1.7 million improvement compared to fiscal 1997. Working capital reductions in 1998 resulted principally from decreases in accounts receivable, due to improvements in the Company's credit and collection efforts and receivables mix, offset by increases to inventories and payables, due to higher work-in-process levels and seasonal increases in paper inventories. These cash inflows were partially offset by $3.2 million in cash outflows related to the Company's restructure plan announced in the fourth quarter of fiscal 1997.

Net cash used in investing activities totaled $13.1 million for the first six months of fiscal 1998, as compared to $5.1 million in the comparable prior year period, and included investments in new presses, new business and manufacturing systems, and the purchase of the Charlotte manufacturing facility. Cash used in investing activities for the first six months of fiscal 1997 included the use of $11.9 million to fund fiscal 1997 capital expenditures, offset by proceeds of $6.5 million resulting from the sale of the Company's consumer publishing division in September 1996.

Net cash used in financing activities was $3.0 million for the first six months of fiscal 1998. During fiscal 1998, the Company repaid $2.3 million against long-term borrowings. Dividend payments were $0.8 million, and remained unchanged from the prior year. Net cash used in financing activities was $8.5 million for first six months of fiscal 1997. In October 1996, the Company entered into a $160 million bank credit agreement with six major banks. This agreement replaced an existing $115 million bank credit agreement entered into with four of the same banks in January 1996. Using the additional capacity available under the new bank credit agreement, the Company repaid $40 million of 6.74% senior unsecured notes which were borrowed from two insurance companies during fiscal 1994 and $30 million in term loans under the former $115 million bank credit agreement.

Total debt at December 31, 1997, was $94 million, which represented a decrease of $2.3 million from June 30, 1997. The Company's debt-to-equity ratio improved to 47.4% from 49.0% at June 30, 1997.

PART II.  Other Information

Item 4.    Submission of Matters to a Vote of Security Holders

     (a) At the 1997 Annual Meeting of Shareholders of the Company ("Annual Meeting") held on November 12, 1997, 6,964,538 shares of the Company's outstanding common stock were present in person or by proxy and entitled to vote.

     (b) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

           (1) Election of Directors. Each nominee for director was elected, having received the following vote:


                                                                         Broker
          Nominee                For                Withheld            Non-vote
          -------               -----              -----------          ---------
 Frank Daniels III             6,688,072             276,466               ---
 C. Stephenson Gillespie       6,955,788               8,751               ---
 Bruce A. Walker               6,956,491               8,048               ---
 G. Waddy Garrett              6,954,119              10,419               ---
  Jerry I. Reitman             6,956,360               8,178               ---

           (2) Approval of Proposed 1997 Non-Employee Director Stock Compensation Plan. The amendment was approved, having received the following vote:

                  For:                          6,778,108
                  Against:                        102,977
                  Abstain:                         53,638
                  Broker Non-vote:                 29,815

           (3) Ratification of designation of Arthur Andersen LLP as independent public accountants for current fiscal year. Designation of the auditors was ratified, having received the following vote:

                  For:                            6,955,605
                  Against:                            6,250
                  Abstain:                            2,683
                  Broker Non-vote:                      ---

Item 5. Other Information

     On February 11, 1998, the Company issued a press release, a copy of which is filled as Exhibit 99 hereto, announcing the election of Joseph J. Ward to the Board of Directors of the Company as of February 1, 1998.

Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

                            Exhibit             Description

                        Exhibit 3.2 Bylaws of Cadmus Communications Corporation, as amended

                        Exhibit 27       Financial Data Schedule

                        Exhibit 99 Press Release announcing new addition to the Company's Board of Directors.



b.    Reports on Form 8-K:

On October 23, 1997, the Company filed a Form 8-K, which included the press release regarding fiscal 1998 first quarter financial results, as well as a copy of the prepared remarks made on a conference call to analysts on same date.

On November 20, 1997 the Company filed a Form 8-K, which included the prepared remarks of the Company given by C. Stephenson Gillispie, Jr., President, Chairman and Chief Executive Officer and Bruce V. Thomas, Senior Vice President and Chief Financial Officer, at the Company's 1997 Annual Meeting of Shareholders.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    CADMUS COMMUNICATIONS CORPORATION


Date:   February  12, 1998
                                    /s/ C. Stephenson Gillispie, Jr.
                                   --------------------------------------
                                    C. Stephenson Gillispie, Jr.
                                    Chairman, President, and Chief
                                    Executive Officer



Date:   February 12, 1998

                                    /s/ Bruce V. Thomas
                                   --------------------------------------
                                    Bruce V. Thomas
                                    Senior Vice President and Chief
                                    Financial Officer