Form 10-Q
period 1998-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 1998-05-15
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    Form 10-Q
                                  ------------
(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

    (  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to

                         Commission File Number 0-12954


                        CADMUS COMMUNICATIONS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Virginia                                        54-1274108
-------------------------------                     ----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1998.

          Class                                  Outstanding at April 30, 1998
          -----                                  -----------------------------
Common Stock, $.50 Par Value                               7,913,601

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      INDEX




                                                                     Page Number
                                                                     -----------

Part I.  Financial Information


         Item 1. Financial Statements

              Consolidated Balance Sheets --                             3
              March 31, 1998 and June 30, 1997

              Consolidated Statements of Income --                       4
              Three and Nine Month Periods Ended
              March 31, 1998 and 1997

              Consolidated Statements of Cash Flows --                   5
              Nine Months Ended March 31, 1998 and 1997

              Notes to Consolidated Financial Statements                 6


         Item 2. Management's Discussion and Analysis of Financial       7
                 Condition and Results of Operations



Part II. Other Information

         Item 5.      Other Information                                 10

         Item 6.      Exhibits and Reports on Form 8-K                  11

                          PART I. Financial Information
               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                         March 31,             June 30,
                                                                                           1998                  1997
                                                                                     ------------------       ------------
                                                                                        (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $              219       $        184
   Accounts receivable, net                                                                     68,129             69,093
   Inventories                                                                                  23,982             19,427
   Deferred income taxes                                                                         6,542              8,269
   Prepaid expenses and other                                                                    3,859              3,969
                                                                                     ------------------       ------------

        Total current assets                                                                   102,731            100,942

Property, plant, and equipment (net of accumulated depreciation
   of $104,500 at March 31, 1998 and $99,558 at June 30, 1997)                                 130,336            118,621
Goodwill and other intangibles, net                                                             41,694             42,572
Other assets                                                                                     3,769              4,015
                                                                                     ------------------       ------------

   Total Assets                                                                     $          278,530       $    266,150
                                                                                     ==================       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                            $            5,095       $      1,650
   Current maturities of long-term debt                                                          6,126              5,017
   Accounts payable                                                                             40,770             29,593
   Accrued expenses                                                                             16,006             15,674
   Restructuring reserve                                                                         3,167              7,612
                                                                                     ------------------       ------------

        Total current liabilities                                                               71,164             59,546

Long-term debt                                                                                  82,420             89,452
Other long-term liabilities                                                                      7,904              7,811
Deferred income taxes                                                                            9,647              9,464

Shareholders' equity:
   Common stock ($.50 par value; authorized shares-16,000,000; issued and outstanding shares- 7,867,000 at March 31, 1998 and 7,830,000
       at June 30, 1997)                                                                         3,933              3,915
    Capital in excess of par value                                                              52,368             51,923
   Retained earnings                                                                            51,094             44,039
                                                                                     ------------------       ------------

        Total shareholders' equity                                                             107,395             99,877
                                                                                     ------------------       ------------

   Total Liabilities and Shareholders' Equity                                       $          278,530       $    266,150
                                                                                     ==================       ============

See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                        Three Months Ended                   Nine Months Ended
                                                            March 31,                            March 31,
                                                    ---------------------------          ---------------------------
                                                      1998             1997                1998             1997
                                                    ----------       ----------          ----------       ----------
Net sales                                          $  101,234       $   97,018          $  289,644       $  288,172

Operating expenses:
    Cost of sales                                      77,512           75,350             223,706          224,224
    Selling and administrative                         16,207           15,928              45,933           47,204
     Restructuring gain
                                                          ---              ---                ---              (250)
                                                    ---------        ---------           ---------         --------
                                                       93,719           91,278             269,639          271,178

Operating income                                        7,515            5,740              20,005           16,994

Interest and other expenses:
    Interest                                            1,771            1,822               5,564            5,991
    Other, net                                            419              644               1,060            1,427
                                                    ---------        ---------           ---------        ---------
                                                        2,190            2,466               6,624            7,418

Income before income taxes                              5,325            3,274              13,381            9,576

Income taxes                                            2,050            1,260               5,152            3,686
                                                    ---------        ---------           ---------        ---------

Net income                                         $    3,275       $    2,014          $    8,229       $    5,890
                                                    =========        =========           =========        =========

Net income per share, assuming dilution            $      .40       $      .25          $     1.01       $      .73
                                                    =========        =========           =========        =========
Weighted average common shares
    outstanding                                         8,176            8,050               8,140            8,045
                                                    =========        =========           =========        =========

Cash dividends per common share                    $      .05       $      .05          $      .15       $      .15
                                                    =========        =========           =========        =========

          See accompanying Notes to Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                    -----------------------------

                                                                                       1998              1997
                                                                                    -----------       -----------
Operating Activities
Net income                                                                         $     8,229       $     5,890
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Restructuring gain                                                                    ---              (250)
     Depreciation and amortization                                                      13,608            13,762
     Other, net                                                                          3,152             2,940
                                                                                    -----------       -----------

                                                                                        24,989            22,342
                                                                                    -----------       -----------
Changes in assets and liabilities, excluding debt and effects of acquisitions and dispositions:
    Accounts receivable, net                                                               655             6,464
    Inventories                                                                         (4,555)              536
    Accounts payable and accrued expenses                                               11,511            (2,635)
    Restructure reserve (due to cash payments)                                          (3,648)              ---
    Other current assets and liabilities                                                   115               ---
    Other long-term liabilities (due to pension plan payments)                          (1,148)           (2,837)
    Other, net                                                                            (668)              763
                                                                                    -----------       -----------

                                                                                         2,262             2,291
                                                                                    -----------       -----------

     Net cash provided by operating activities                                          27,251            24,633
                                                                                    -----------       -----------

Investing Activities
Proceeds from sale of consumer publishing division                                         ---             6,500
Purchases of property, plant, and equipment                                            (28,582)          (18,022)
Proceeds from sales of property and equipment                                            4,557             2,227
Other, net                                                                                 ---              (670)
                                                                                    -----------       -----------

Net cash used in investing activities                                                  (24,025)           (9,965)
                                                                                    -----------       -----------

Financing Activities
Proceeds from short-term borrowings, net                                                 3,445             1,622
Proceeds from long-term revolving credit facility                                          ---            18,000
Repayment of long-term revolving credit facility                                        (2,500)              ---
Proceeds from long-term borrowings                                                         ---            40,415
Repayment of  long-term borrowings                                                      (3,423)          (71,707)
Dividends paid                                                                          (1,176)           (1,188)
Repurchase and retirement of  common stock                                                (118)              ---
Proceeds from exercise of stock options                                                    581               ---
Other, net                                                                                 ---               132
                                                                                    -----------       -----------

    Net cash used in financing activities                                               (3,191)          (12,726)
                                                                                    -----------       -----------

Increase in cash and cash equivalents                                                       35             1,942

Cash and cash equivalents at beginning of period                                           184             1,141
                                                                                    -----------       -----------

Cash and cash equivalents at end of period                                         $       219       $     3,083
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

 Net income per common share is computed based upon the weighted average number of shares outstanding during the periods presented. Shares issuable upon exercise of currently exercisable stock options are treated as common stock equivalents for purposes of computing diluted net income per share.

3. Inventories are valued at the lower of cost or market. Inventory costs have been determined by the first-in, first-out method for 83% and 85% of inventories at March 31, 1998 and at June 30, 1997, respectively. Costs for the remaining inventories have been determined by the last-in, first-out (LIFO) method. Because the inventory determination under the LIFO method can only be made at year-end based on the current inventory levels and costs, interim LIFO determination, including that at March 31, 1998, must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since future estimates of inventory levels and costs are subject to many forces beyond the control of management, interim financial results are subject to final year-end LIFO inventory amounts. Components of net inventories at March 31, 1998 and June 30, 1997 were as follows (in thousands):

                                            March 31,            June 30,
                                              1998                1997
                                            ---------           ---------
Raw materials and supplies                   $5,885               $5,341
Work in process:
    Materials                                 6,701                2,838
    Other manufacturing costs                10,147                9,451
Finished goods                                2,495                3,043
LIFO reserve                                 (1,246)              (1,246)
                                         ----------             ---------
Inventories                                 $23,982              $19,427
                                         ==========              =======

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is an integrated communications company offering products and services in two broad areas: professional communications and marketing communications. Cadmus Professional Communications, previously known as the Periodicals group, includes the journal services product line which specializes in journals, magazines and related communications targeted to trade and professional organizations. Cadmus Marketing Communications was formed in 1997 by merging the former Graphics Communications and Marketing groups. Cadmus Marketing Communications consists of the financial communications, specialty packaging and promotional printing, point of purchase, print outsourcing and tactical marketing communications product lines. All discussions and analyses in this report will include reference to the Professional Communications and Marketing Communications sectors.

The Company's previous organizational structure consisted of the Periodicals, Graphic Communications, Marketing and Publishing groups. Effective with the sale of Tuff Stuff in the first quarter of fiscal 1997, the Publishing Group ceased to exist and custom publishing was realigned into the Marketing group.

RESULTS OF OPERATIONS

The following table presents the major components from the Consolidated Statements of Income as a percent of net sales for the three and nine months ended March 31, 1998 and 1997:

                                        Three Months Ended           Nine Months Ended
                                            March 31,                     March 31,
                                        ------------------           -----------------
                                        1998          1997           1998         1997
                                        ----          ----           ----         ----
  Net sales                             100.0%       100.0%          100.0%       100.0%
  Cost of sales                          76.6         77.7            77.2         77.8
                                        ------       ------          ------       ------
  Gross profit                           23.4         22.3            22.8         22.2
  Selling and administrative expenses    16.0         16.4            15.9         16.4
  Restructuring gain                      ---          ---             ---         (0.1)
                                        ------       ------          ------       -----

  Operating income                        7.4          5.9             6.9          5.9
  Interest expense                        1.7          1.9             1.9          2.1
  Other expenses, net                     0.4          0.6             0.4          0.5
                                       -------       -------        -------       -----
  Income before income taxes              5.3          3.4             4.6          3.3
  Income taxes                            2.0          1.3             1.8          1.3
                                       -------       -------        -------      ------
  Net Income                              3.3%         2.1%            2.8%         2.0%
                                       =======       =======        =======      =======

Sales

Sales for the third quarter of fiscal 1998 increased 4% to $101.2 million from $97.0 million recorded in the third quarter of fiscal 1997. The fiscal 1997 results include sales from several businesses that were discontinued in the restructuring actions taken by the Company during the fourth quarter of fiscal 1997. Adjusted for discontinued business operations, sales increased 10%. The impact of changes in paper prices was immaterial for third quarter sales.

Sales for the first nine months of fiscal 1998 were $289.6 million, compared to $288.2 million for the first nine months of fiscal 1997. However, excluding the effect of fiscal 1997 divestitures, plant closings and the impact of changing paper prices, sales increased 7%.

Professional Communication sector sales for the third quarter of fiscal 1998 increased 1% over those sales recorded for the same period of fiscal 1997. The marginal increase in sales is attributed to higher sales of trade association/educational institution magazines. Professional Communication sector sales for the first nine months of fiscal 1998 were flat compared to the same period of fiscal 1997. However, adjusted for the impact of changing paper prices, Professional Communication sector sales increased 1% for the first nine months of fiscal 1998 compared to the same period of fiscal 1997.

Marketing Communication sector sales, adjusted for the fiscal 1997 business closings, increased 23% and 17% for the third quarter and first nine months of fiscal 1998, respectively, compared to the same periods of fiscal 1997. Financial communications sales increased 31% and 41% for the third quarter and first nine months of fiscal 1998, respectively, due primarily to growth in mutual fund services and full service banking relationships and continued strength from capital market transactions. Sales for the packaging and promotional product line increased 19% and 14% for the third quarter and first nine months of fiscal 1998 due to growth from existing customers. Tactical marketing continued its strong performance reporting sales increases of 18% for the third quarter of fiscal 1998 and 28% for the first nine months of fiscal 1998. The increases in third quarter tactical marketing sales were driven primarily by an increase of 52% in direct marketing agency fees due to new account development and growth from existing customers.


Operating Expenses
Cost of sales decreased slightly to 76.6% and 77.2% of net sales for the third quarter and first nine months of fiscal 1998, respectively, compared to 77.7% and 77.8% for the same periods of fiscal 1997. This improvement was primarily attributable to the benefits resulting from restructuring actions taken by the Company in the fourth quarter of fiscal 1997.

Selling and administrative expenses as a percent of sales, declined slightly to 16.0% and 15.9% in the third quarter and first nine months of fiscal 1998, respectively, from 16.4% for both the third quarter and the first nine months of fiscal 1997. This improvement was driven by efficiencies resulting from the restructuring actions.

During fiscal 1997, the Company recognized a $0.3 million gain resulting from a restructuring of the former Publishing Group. The $0.3 million gain consisted of a $0.7 million gain from the sale of the consumer publishing operations, offset by a $0.4 million charge related to the strategic repositioning of the custom publishing product line into the Marketing Communications Group.

Interest and Other Expenses and Income Taxes
Interest expense decreased marginally for the third quarter of fiscal 1998, and $0.4 million for the first nine months of fiscal 1998 compared to the same periods of last year. The reduction in interest expense was due primarily to lower debt levels.

The effective tax rate was 38.5% for the first nine months of both fiscal 1998 and fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has the financial resources and access to capital necessary to fund internal growth and acquisitions. The Company's major demands on capital are for investments in property, plant, and equipment, working capital, and acquisitions.

Net cash provided by operating activities totaled $27.2 million for the first nine months of fiscal 1998, representing a $2.6 million increase from $24.6 million provided by operating activities in the first nine months of the prior year. The improvement was primarily attributable to an increase in net income of $2.6 million over the prior year, a further reduction of $1.9 million in the Company's working capital investment in 1998, and a $1.7 million decline in contributions to the Company's pension plan in 1998. Working capital increases in 1998 resulted primarily from seasonal increases in paper inventories and higher work-in-process levels, offset by increased payables. A significant portion of the increase in payables was due to a deferred payment arrangement related to the expansion of the Company's Charlotte manufacturing facility. These cash flow improvements were partially offset by $3.6 million in cash outflows related to the Company's restructure plan.

Net cash used in investing activities totaled $24.0 million for the first nine months of fiscal 1998, as compared to $9.9 million in the comparable prior year period. Included in the fiscal 1998 spending were investments in new presses, new business and manufacturing systems, and the purchase of the Charlotte manufacturing facility. Cash used in investing activities for the first nine months of fiscal 1997 included the use of $18.0 million to fund fiscal 1997 capital expenditures, offset by proceeds of $6.5 million resulting from the sale of the Company's consumer publishing division in September 1996.

Net cash used in financing activities was $3.2 million for the first nine months of fiscal 1998. During fiscal 1998, the Company repaid $3.5 million against long-term borrowings. Dividend payments were $1.2 million, and remained substantially unchanged from the prior year. Net cash used in financing activities was $12.7 million for first nine months of fiscal 1997.

Total debt at March 31, 1998, was $93.6 million, which represented a decrease of $2.5 million from June 30, 1997. The Company's debt-to-capital ratio improved to 46.6% from 49.0% at June 30, 1997.

PART II.  Other Information

Item 5. Other Information

     On April 1, 1998, the Company issued a press release, a copy of which is filled as Exhibit 99 hereto, announcing the acquisition of Germersheim, Inc. as of April 1, 1998.

Item 6. Exhibits and Reports on Form 8-K

a.    Exhibits:

  Exhibit              Description
  -------              -----------
  Exhibit 27          Financial Data Schedule

  Exhibit 99          Press Release announcing acquisition of Germersheim, Inc.



b. Reports on Form 8-K:

On May 5, 1998, the Company filed a Form 8-K, which included the press release regarding fiscal 1998 third quarter financial results, as well as a copy of the prepared remarks made on a conference call to analysts on April 23, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CADMUS COMMUNICATIONS CORPORATION


Date:   May  14, 1998
                                  /s/ C. Stephenson Gillispie, Jr.
                                ----------------------------------------
                                C. Stephenson Gillispie, Jr.
                                Chairman, President, and Chief Executive Officer



Date:   May 14, 1998

                               /s/ Bruce V. Thomas
                               -------------------------------------------
                               Bruce V. Thomas
                               Senior Vice President and Chief Financial Officer