Form 10-K
period 1998-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1998-09-28
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       Form 10-K
                           FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

(Mark One)

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1998

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
                                   (Title of Class)
                                     ------------

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---  ---

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

            As of July 31, 1998, 7,921,251 shares of Registrant's common stock were outstanding, and the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $176,979,500 based on the last sale price on July 31, 1998.
                      Documents Incorporated by Reference:

            Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1998 are incorporated in Parts I and II of this report. Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on November 12, 1998 are incorporated in Part III of this report.
                                     1

                                        INDEX


PART I
                                      Page
Item 1. Business.......................................................3
Item 2. Properties.....................................................6
Item 3. Legal Proceedings..............................................6
Item 4. Submission of Matters to a Vote of Security Holders............6


PART II

Item 5. Market for the Registrant's Common Equity and
            Related Stockholder Matters................................8
Item 6. Selected Financial Data........................................8
Item 7. Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............8
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk..8
Item 8. Financial Statements and Supplementary Data....................8
Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure........................8


PART III

Item 10.    Directors and Executive Officers of the Registrant.........9
Item 11.    Executive Compensation.....................................9
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management.............................................9
Item 13.    Certain Relationships and Related Transactions.............9


PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K........................................9

                                      PART I
                                 ITEM 1.  BUSINESS

                                   Introduction

      Cadmus Communications Corporation, a Virginia corporation, ("Cadmus" or the "Company"), provides customers with integrated, end-to-end information and communications solutions. These end-to-end solutions involve a full range of creative, production and distribution services. The Company is organized around two business sectors: Professional Communications, serving customers who publish information, and Marketing Communications, serving customers who convey marketing messages. Headquartered in Richmond, Virginia, Cadmus is the 22nd largest graphic communications company in North America.

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

      Cadmus began as a printing organization that, through strategic mergers and acquisitions, Cadmus has augmented this core printing competency with full creative expertise, distribution, and fulfillment capabilities. The most significant acquisitions to date include the following: in 1986, American Graphics Inc., a company located in Atlanta, Georgia, providing graphic design services, promotional printing and production of point of purchase advertising materials; in 1987, Three Score, Inc., an Atlanta-based company offering retail and other direct mail catalog design and production services; in 1992, Marblehead Communications, Inc., a Boston, Massachusetts, custom publisher of newsletters and magazines; in 1993, the assets of the Waverly Press Division of Waverly, Inc., a division located in Baltimore and Easton, Maryland, engaged in the printing of scientific, technical, and medical journals; in 1995, certain assets of The Software Factory, Inc., an Atlanta-based provider of software packaging and media duplication services; in 1996, Lancaster Press, Inc. and its subsidiaries, a Pennsylvania-based producer of scientific, technical and medical journals, and O'Keefe Marketing, a Richmond-based advertising and marketing service provider; and in 1998, Germersheim, Inc., an Atlanta-based national point of purchase marketing service provider.

      Cadmus is organized today to provide customers with a full range of communication alternatives. It offers end-to-end services by combining its core competency of production with the ability to create and distribute products.

                               Organizational Structure

      The Company's current organizational structure was effected during fiscal 1997, when it announced a major restructuring plan designed to exit or reshape those businesses that were not performing or were not core to its strategy, and to create a more efficient and cost effective organizational structure. In conjunction with the restructuring, the Company reorganized its organizational and operational structure to form Cadmus Marketing Communications and Cadmus Professional Communications. The Company's previous organizational structure consisted of the Periodicals, Graphic Communications, Marketing, and Publishing groups.

      Cadmus Marketing Communications provides commercial printing, graphic solutions, print and broadcast advertising, direct marketing, catalog and collateral design, publication development, financial communications, point of purchase, specialty packaging and promotional printing, software duplication and distribution, and interactive services to customers who convey marketing messages. Cadmus Professional Communications provides a full range of composition, editorial, production, distribution, and related services for publishers of scientific, technical, and medical journals, magazines, trade association publications and commercial publications.

Product Lines

      Product offerings as of June 30, 1998 were organized around the sectors of Marketing Communications and Professional Communications.

Cadmus Marketing Communications

     Cadmus Marketing Communications includes end-to-end marketing services under the following product lines: CadmusCom, Cadmus Financial Communications, Cadmus Graphic Solutions, Cadmus Point of Purchase, Cadmus Specialty Packaging and Promotional Printing, and Cadmus Technology Solutions. Marketing Communications generated approximately 49% of the Company's net sales in fiscal 1998.

      CadmusCom. CadmusCom is an integrated marketing organization that provides creative development and integrated marketing strategies for its clients. Its tactical capabilities include branding research and implementation, marketing strategy, print and broadcast advertising, direct marketing, catalog and collateral design, communications design, custom publishing and new media. CadmusCom is comprised of five divisions that provide these services: Cadmus Custom Publishing (formerly Marblehead Communications), Cadmus Direct Marketing, Cadmus Identity Marketing, CadmusCom Atlanta (formerly Cadmus 3-Score, catalog production and design services), and CadmusCom Richmond (formerly O'Keefe Marketing, advertising and new media).

      Cadmus Financial Communications. Cadmus Financial Communications specializes in the creation, production and distribution of documents (electronic and traditional) to regulatory agencies and the investing community. In addition to the private and public business sectors, Cadmus Financial Communications primary markets include commercial and investment banking institutions, mutual fund companies, legal firms and insurance companies. Its products include corporate annual reports, securities offerings and corporate restructuring materials, mutual fund materials, SEC-related documentation, mutual fund reports, bank marketing materials, and other financially related collateral, electronic data and software programs. The product line also includes fulfillment and distribution services.

      Cadmus Graphic Solutions. Cadmus Graphic Solutions integrates printing solutions with a wide variety of graphic communications services and consultation. Its target markets include Fortune 1000 companies, catalog publishers, associations, advertising agencies and retail organizations. Its primary products and services include catalogs, annual reports, promotional literature and digital products. Cadmus Graphic Solutions offers state-of-the-art commercial pre-press and printing, data archiving and management for repurposing content for the Internet and other electronic applications, finishing and binding, and a full array of mailing services.

      Cadmus Point of Purchase. Cadmus Point of Purchase offers creative designs and promotional concepts, a full range of production capabilities for merchandising materials of all sizes and shapes, and distribution and fulfillment services that include maintaining a database of point of purchase requirements for each client's store locations. Its primary markets include the fast food, beverage, retail, hospitality and travel, and motorsports industries. This product line handles in-house design, print production and assembly, on-demand production services, kit-packing, fulfillment and database management.

      Cadmus Specialty Packaging and Promotional Printing. Cadmus Specialty Packaging and Promotional Printing produces packages that serve as distinguishable advertising copy and collateral materials that communicate marketing messages. Its services include structural design, production and distribution of high-quality, full-color external and internal packaging, dimensional mailers, corporate identity materials, product literature, computer documentation and catalogs. Its primary markets include the apparel, technology, pharmaceutical, transportation, travel and furniture industries.

      Cadmus Technology Solutions. Cadmus Technology Solutions is a turnkey operation for software solutions. It handles CD and floppy disk duplication, label printing, fulfillment and distribution, inventory and logistics management. This product line provides auxiliary services for clients in the high-tech industry and those who want to incorporate technology into customer offerings.
                                   4

Cadmus Professional Communications

      Cadmus Professional Communications includes the Cadmus Journal Services product line. Professional Communications generated approximately 51% of the Company's net sales in fiscal 1998.

       Cadmus Journal Services. Cadmus Journal Services ("CJS") is a producer of scientific, technical and medical ("STM") journals. CJS forms partnerships with publishers, and thoroughly understands the publishing process and how information is used. CJS provides traditional composition, printing and distribution services as well as a full complement of digital and ancillary services. CJS offers customers Abstracts Online; CD-ROM services; CJSNet; composition services; content management; Digital Direct; EdiTech Services; Editorial Production Services; online publishing services; journal, magazine and reprint services; mail lists and postal support; Virtual Journals and Reference Books online; and World-Wide Destination Services.

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

Raw Materials
      The principal raw material used in Cadmus' business is paper. Significant stock inventories are not maintained except at Cadmus Journal Services, where a supply of roll paper stock is required to operate the web presses. The other companies generally purchase paper on a direct order basis for specific jobs. Cadmus purchases its paper requirements under agreements that guarantee tonnage and provide short range price protection for three to six month intervals. The price of paper charged to customers is subject to escalation so that, except in rare instances, Cadmus does not have exposure to changes in the cost of paper.
      The Company uses a variety of other raw materials including ink, film, offset plates, chemicals and solvents, glue, wire, and subcontracted components. In general, the Company has not experienced any significant difficulty in obtaining raw materials.

Competition
      Cadmus is subject to competition from a large number of companies, some of which have greater resources and capacity. In recent years, there has been an excess of capacity in the printing industry that has increased competition. Rapid technological change has brought new competitors to the marketplace.
      The markets served by Cadmus face competition based on a combination of factors including quality, service levels, and price.

Employees

     As of July 31, 1998, Cadmus employed approximately 3,000 persons, approximately 9% of which are currently covered by collective bargaining agreements. Cadmus believes its relationship with its employees is excellent.

Regulation
      The printing business uses or generates substantial quantities of inks, solvents, and other waste products that require disposal. Cadmus usually returns salvageable waste ink to its suppliers and contracts for the removal of other waste products.
      Cadmus believes it is in substantial compliance with all applicable air quality, waste disposal, and other environment-related rules and regulations, as well as with other general employee health and safety laws and regulations.

                               ITEM 2.  PROPERTIES

The Company considers all of its properties, together with the related machinery and equipment contained therein, to be well-maintained, in good operating condition, and adequate for its present needs. The Company will expand as necessary for the continued development of its operations. The following table contains information regarding the Company's primary facilities as of June 30, 1998:


        Location         Cadmus Product Lines Served             Building
        --------        ----------------------------            ----------

Akron, Pennsylvania      Cadmus Journal Services          Owned;  46,000 sq. ft.

Atlanta, Georgia         CadmusCom                        Leased; 60,000 sq. ft.

Atlanta, Georgia         Cadmus Point of Purchase         Owned; 198,000 sq. ft.

Atlanta, Georgia         Cadmus Point of Purchase         Leased;106,000 sq. ft.

Atlanta, Georgia         Cadmus Technology Solutions      Leased; 88,000 sq. ft.

Baltimore, Maryland      Cadmus Journal Services          Leased; 51,700 sq. ft.

Easton, Maryland         Cadmus Journal Services          Owned; 196,000 sq. ft.

Lancaster, Pennsylvania  Cadmus Journal Services          Owned; 176,000 sq. ft.

Richmond, Virginia       Cadmus Graphic Solutions,        Owned;  89,100 sq. ft.
                         Cadmus Financial
                         Communications

Richmond, Virginia       Cadmus Journal Services          Leased; 72,000 sq. ft.

Richmond, Virginia       Cadmus Journal Services,         Owned; 274,000 sq. ft.
                         Cadmus Graphic Solutions

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

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Cadmus are elected by the Board of Directors ("Board") of the Company to serve one-year terms. The following table contains information about the executive officers of Cadmus:

                          Position and Length of       Other Business Experience
Name (Age)                Service                      During Past Five Years
----------                ----------------------       -------------------------
C. Stephenson Gillispie,  Chairman of the Board,       President and Chief Operating
Jr. (56)                  President, and Chief         Officer, Cadmus, 1990-1992.
                          Executive Officer, Cadmus
                          1992- present.

David G. Wilson, Jr. (57) Chairman, Professional       Executive Vice President,
                          Communications Sector,       Professional Communications,
                          Cadmus, effective July,      Cadmus, 1997-1998; President and
                          1998.                        CEO of Cadmus Journal Services,
                                                       Cadmus, 1994-1998;
                                                       Senior Vice President
                                                       & General Manager of
                                                       the Company's Byrd Journal
                                                       division, Cadmus, 1993-1994.

Steven R. Isaac (50)      Executive Vice President     Group President, Cadmus
                          Marketing Communications     Marketing Group, Cadmus,
                          Sector, Cadmus,              1996 - 1997; Executive
                          1997-present.                Vice President
                                                       and Chief Operating Officer,
                                                       The Martin Agency, 1996;
                                                       Chairman and CEO, Martin
                                                       Direct, 1979-1996.

Joseph J. Ward (51)       Executive Vice President     President, Direct Response for
                          Professional Communications  Europe & North America,
                          Sector, Cadmus, effective    Bertelsmann Book Group,
                          July, 1998. Group President  Bertelsmann AG, 1996-1998;
                          and CEO of Cadmus Journal    President & CEO, JWard
                          Services, Cadmus, effective  Consulting, 1995-1996;
                          July, 1998.                  President, Meredith Book Group,
                                                       Meredith Corporation, 1991-1995.



Bruce V. Thomas (41)      Senior Vice President and    Vice President and Chief
                          Chief Financial Officer,     Financial Officer, Cadmus,
                          Cadmus 1997- present.        1996-1997;  Vice President, Law
                                                       and Development, Cadmus,
                                                       1992-1996.

David E. Bosher (45)      Vice President and           Vice President, Treasurer,  and
                          Treasurer, Cadmus            Chief Financial Officer, Cadmus,
                          1993-present.                1990-1993.

Edward B. Fernstrom (49)  Vice President,  Information Vice President, Chief
                          Technology, Cadmus           Information Officer, Dyncorp,
                          1995-present.                1990-1995.

John H. Phillips (54)     Vice President, Procurement  Vice President, Support and
                          and Operations Finance,      Development, Cadmus, 1996-1997;
                          Cadmus 1997-present.         Vice President and Regional
                                                       Manufacturing  Officer, Cadmus,
                                                       1994-1996; Vice President -
                                                       Operations, Cadmus, 1992-1994.

                                    PART II

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

      Cadmus common stock is traded in the over-the-counter market and has been quoted in the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "CDMS" since July 2, 1984 and in the NASDAQ National Market since April 16, 1985. Information with respect to market prices is presented on page 27 of the Annual Report and is incorporated herein by reference.
      As of August 31, 1998, the approximate number of beneficial holders of Cadmus common stock was 4,400, which includes stockholders recorded on security position listings.
      On August 12, 1998 Cadmus declared a regular quarterly cash dividend of $.05 per share, payable on September 4, 1998, to shareholders of record as of August 21, 1998. Additional information with respect to dividends declared is presented on page 27 of the Annual Report and is incorporated herein by reference.
      Cadmus anticipates that it will continue its policy of paying regular quarterly dividends. The amount of any future dividends will depend on general business conditions encountered by Cadmus, as well as the financial condition, earnings and capital requirements of Cadmus, and such other factors as the Board of Directors may deem relevant. For additional information regarding restrictions on payment of dividends, see the Notes to Consolidated Financial Statements (Note 7) referenced in Item 8 of this report.

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


                   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                   ABOUT MARKET RISK

      For quantitative and qualitative disclosures about market risk, see the Notes to Consolidated Financial Statements (Note 7) referenced in Item 8 of this report, and the information presented under the caption "Management's Discussion and Analysis Liquidity and Capital Resources" on pages 24 and 25 of the Annual Report to Shareholders, incorporated herein by reference.


               ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the registrant and subsidiaries contained on pages 28 through 45 of the Annual Report to Shareholders is incorporated herein by reference. The supplementary data regarding quarterly results presented under the caption "Selected Quarterly Data" on page 27 of the Annual Report to Shareholders is incorporated herein by reference.

              ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                          ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Annual Meeting of Cadmus Stockholders ("Proxy Statement") to be mailed to the Stockholders on or about October 2, 1998.

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information on the directors of the Registrant is contained on pages 5 through 9 and page 22 of the Proxy Statement and is incorporated herein by reference.

Executive Officers

      For more information regarding the executive officers of Cadmus, see "Executive Officers of the Registrant" at the end of Part I of this report.


                            ITEM 11. EXECUTIVE COMPENSATION

      Information on Executive Compensation is contained on pages 12 through 17 of the Proxy Statement and is incorporated herein by reference.

      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                  AND MANAGEMENT

      Information on Security Ownership of Certain Beneficial Owners and Management is contained on pages 2 through 5 of the Proxy Statement and is incorporated herein by reference.

             ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information on Certain Relationships and Related Transactions is contained on pages 10 through 12 of the Proxy Statement and is incorporated herein by reference.

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

 (b)  Reports on Form 8-K

    On April 23, 1998, the Company filed a Form 8-K, which included the press release regarding fiscal 1998 third quarter financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

(c)  Exhibits

     The Exhibits listed in the accompanying "Index of Exhibits" on pages 15 through 16 hereof are filed as a part of this report.

                                    Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 25th day of September, 1998.
                             CADMUS COMMUNICATIONS CORPORATION

                              /s/    C. Stephenson Gillispie, Jr.
                              ---------------------------------------------
                             C. Stephenson Gillispie, Jr.
                             Chairman of the Board, President, and
                             Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 25th day of September 1998.

      Signature                                        Title
      ---------                                        -----
    /s/ C. Stephenson Gillispie, Jr.      Chairman of the Board, President, and
    -------------------------------       Chief Executive Officer
         C. Stephenson Gillispie, Jr.     (Principal Executive Officer)


   /s/  Bruce V. Thomas                   Senior Vice  President and Chief  Financial
   -------------------------              Officer (Principal Financial and Accounting Officer)
        Bruce V. Thomas


   */s/ Frank Daniels, III                Director
   -------------------------
         Frank Daniels, III

   */s/ G. Waddy Garrett                  Director
   -------------------------
         G. Waddy Garrett

   */s/ Price H. Gwynn, III               Director
   -------------------------
         Price H. Gwynn, III

   */s/ Jeanne M. Liedtka                 Director
   -------------------------
         Jeanne M. Liedtka

   */s/ John D. Munford, II               Director
   -------------------------
         John D. Munford, II

   */s/ John C. Purnell, Jr.              Director
   -------------------------
         John C. Purnell, Jr.

   */s/ Jerry I. Reitman                  Director
   -------------------------
         Jerry I. Reitman

   */s/ Russell M. Robinson, II           Director
   -------------------------
         Russell M. Robinson, II





   */s/ John W. Rosenblum                 Director
   -------------------------
         John W. Rosenblum

    */s/ Wallace Stettinius               Director
   -------------------------
          Wallace Stettinius

    */s/ Bruce A. Walker                  Director
   -------------------------
          Bruce A. Walker

   ______________________________         Director
      David G. Wilson, Jr.

     *By /s/ C. Stephenson Gillispie, Jr.
   -----------------------------------------
         C. Stephenson Gillispie, Jr.
               Attorney-in-fact

                      INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

      The Consolidated Balance Sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 1998 and 1997, and the related Consolidated Statements of Income and Cash Flows for each of the three years in the period ended June 30, 1998, including the notes thereto, are included on pages 28 through 44 of the Registrant's Annual Report to Shareholders and are incorporated herein by reference. With the exception of the information incorporated by reference in numbered items 5, 6, 7 and 8, no other data appearing in the Annual Report is deemed to be "filed" as part of this 10K. The following additional financial data should be read in conjunction with these consolidated financial statements.

                                                      Page

Report of Independent Accountants on Schedule II......    13


Financial Statement Schedules:  *

II -  Valuation and Qualifying Accounts ..............  14

* All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

             Report of Independent Public Accountants on Schedule II



To the Shareholders and Board of Directors of Cadmus Communications Corporation

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Cadmus Communication Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 28, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                      ARTHUR ANDERSEN LLP

Richmond, Virginia
July 28, 1998

                                                                    SCHEDULE II





                          CADMUS COMMUNICATIONS CORPORATION
                          VALUATION AND QUALIFYING ACCOUNTS
                                   (in thousands)






                                       (---------Additions----------)
Reserves and Allowances     Charged to                  Charged
Deducted from Asset         Balance at     Costs and    to Other                      Balance
Accounts:  Allowance        Beginning      Other        Accounts-      Deductions-    at End of
for Doubtful Accounts       of Period      Expenses     Describe       Describe (A)   Period
----------------------      ---------     ---------    ---------      -------------  ----------
Years Ended:

   June 30, 1996                $1,153      $  963    $1,005(B)        $  811       $2,310
   June 30, 1997                 2,310       1,046       497(C)         1,603        2,250
   June 30, 1998                 2,250       1,299       307(D)         1,281        2,575

(A) Uncollectible accounts charged off, net of recoveries.

(B) Includes allowance for doubtful accounts purchase accounting adjustments for fiscal 1996 acquisitions, which included Lancaster Press, Inc., and Subsidiary.

(C) Includes allowance for doubtful accounts purchase accounting adjustments for Lancaster Press, Inc., and Subsidiaries.

(D) Includes allowance for doubtful accounts purchase accounting adjustments for Germersheim, Inc.

                                   INDEX OF EXHIBITS

 3.1 Restated Articles of Incorporation of Cadmus Communications Corporation, as amended -- incorporated herein by reference from Exhibit 3.1 of the Form 10-K for the fiscal year ended June 30, 1993.

 3.2 Bylaws of Cadmus Communications Corporation, as amended - incorporated herein by reference from Exhibit 3.2 of the Form 10-Q for the quarterly period ended December 31, 1997.

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

10.1   Cadmus Executive Incentive Plan dated November 11, 1997, filed herewith.

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

10.5 Cadmus 1997 Non-Employee Director Stock Compensation Plan, filed herewith.

10.6 Cadmus 1990 Long Term Stock Incentive Plan, as amended effective August 12, 1998, filed herewith.

10.7 Cadmus Deferred Compensation Plan, as amended through February 16, 1996, filed herewith.

10.8 Cadmus Non-Qualified Thrift Plan, as amended through March 26, 1997, filed herewith.

10.9 Employee Retention Agreement dated as of June 25, 1998, between Cadmus Communications Corporation and C. Stephenson Gillispie, Jr., filed herewith.

10.10 Employee Retention Agreement dated as of June 25, 1998, between Cadmus Communications Corporation and David E. Bosher, filed herewith.

10.11 Employee Retention Agreement dated as of June 25, 1998, between Cadmus Communications Corporation and Bruce V. Thomas, filed herewith.

10.12 Employee Retention Agreement dated as of June 25, 1998, between Cadmus Communications Corporation and John H. Phillips, filed herewith.

10.13 Employee Retention Agreement dated as of June 25, 1998, between Cadmus Communications Corporation and Edward B. Fernstrom, filed herewith.

10.14 Employee Retention Agreement dated as of June 25, 1998, between Cadmus Communications Corporation and Steven R. Isaac, filed herewith.

10.15 Employee Retention Agreement dated as of June 25, 1998, between Cadmus Communications Corporation and David G. Wilson, Jr., filed herewith.

10.16 Employee Retention Agreement dated as of August 11, 1998, between Cadmus Communications Corporation and Joseph J. Ward, filed herewith.

13. Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1998 which are incorporated by reference in this report on Form 10K, filed herewith.

18.    Letter re change in accounting principles, filed herewith.

21.    Subsidiaries of the Registrant, filed herewith.

23.    Consent of Arthur Andersen LLP, filed herewith.

24.    Powers of Attorney, filed herewith.

27.    Financial Data Schedule, filed herewith.

Note: Exhibits 10.1-10.16 are management contracts or compensatory plans and arrangements




Copies of exhibits listed above may be obtained by writing to David E. Bosher, Vice President and Treasurer, at P.O. Box 27367, Richmond, Virginia 23261-7367.