Form 10-Q
period 1998-09-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1998-11-12
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    Form 10-Q
                                  ------------
(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from_________to_________

                         Commission File Number 0-12954


                        CADMUS COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)


           Virginia                                                   54-1274108
--------------------------------                               -----------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998.

           Class                                Outstanding at October 31, 1998
           -----                                -------------------------------
Common Stock, $.50 Par Value                               7,888,751

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      INDEX




                                                                                       Page Number
                                                                                       -----------

Part I.      Financial Information


             Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets --                                  3
                  September 30, 1998 (unaudited) and June 30, 1998

                  Condensed Consolidated Statements of Income (unaudited) --                4
                  Three Months Ended  September 30, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flows (unaudited) --            5
                  Three Months Ended September 30, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements (unaudited)          6


             Item 2.      Management's Discussion and Analysis of Financial                 8
                          Condition and Results of Operations

             Item 3.      Quantitative and Qualitative Disclosures about Market Risk       11



Part II.     Other Information

             Item 6.      Exhibits and Reports on Form 8-K                                 11

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                          September 30,       June 30,
                                                                             1998              1998
                                                                         --------------    ------------
                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $      895       $       --
   Accounts receivable, less allowance for doubtful accounts                  74,290           70,571
   Inventories                                                                27,794           25,610
   Deferred income taxes                                                       3,093            3,832
   Prepaid expenses and other                                                  4,328            4,107
                                                                          -------------    -----------

        Total current assets                                                 110,400          104,120

Property, plant, and equipment (net of accumulated depreciation
   of $108,226 at September 30, 1998, and $107,269 at June 30, 1998)         129,858          133,836
Goodwill and other intangibles, net                                           49,639           48,158
Other assets                                                                   3,800            5,638
                                                                          -------------    -----------

TOTAL ASSETS                                                              $  293,697       $  291,752
                                                                          =============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                  $    1,000       $    2,100
   Current maturities of long-term debt                                        6,090            6,431
   Accounts payable                                                           35,912           41,981
   Accrued expenses                                                           13,540           18,293
     Restructuring reserve                                                     2,114            4,378
                                                                          -------------    -----------

        Total current liabilities                                             58,656           73,183

Long-term debt, less current maturities                                      106,962           93,224
Other long-term liabilities                                                    9,491            8,867
Deferred income taxes                                                          6,770            6,662

Shareholders' equity:
    Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares-7,915,000 at
        September 30, 1998, and 7,921,000 at June 30, 1998)                    3,957            3,961
   Capital in excess of par value                                             53,403           53,532
   Retained earnings                                                          54,458           52,323
                                                                          -------------    -----------

        Total shareholders' equity                                           111,818          109,816
                                                                          -------------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  293,697       $  291,752
                                                                          =============    ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended
                                                            September 30,
                                                    ------------------------------

                                                      1998                1997
                                                    ----------          ---------


Net sales                                          $   99,784          $  92,362
                                                    ----------          ---------

Operating expenses:
    Cost of sales                                      79,119             71,814
    Selling and administrative                         14,063             14,858
                                                    ----------          ---------
                                                       93,182             86,672
                                                    ----------          ---------

Operating income                                        6,602              5,690

Interest and other expenses:
    Interest                                            2,143              1,933
    Other, net                                            343                392
                                                    ----------          ---------
                                                        2,486              2,325
                                                    ----------          ---------

Income before income taxes                              4,116              3,365

Income tax expense                                      1,585              1,329
                                                    ----------          ---------

Net income                                         $    2,531          $   2,036
                                                    ==========          =========


Earnings per share - basic:
    Net income per share                           $      .32          $     .26
                                                    ==========          =========
    Weighted-average common shares
      outstanding                                       7,914              7,829
                                                    ==========          =========


Earnings per share - diluted:
    Net income per share                           $      .31          $     .25
                                                    ==========          =========
    Weighted-average common shares
      outstanding                                       8,206              8,109
                                                    ==========          =========

Cash dividends per common share                    $      .05          $     .05
                                                    ==========          =========


See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Three Months Ended
                                                                           September 30,
                                                                    -----------------------------

                                                                       1998              1997
                                                                    ------------      -----------
Operating Activities
Net income                                                         $     2,531       $     2,036
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                       4,873             4,480
     Other, net                                                          1,119             1,259
                                                                    ------------      -----------
                                                                         8,523             7,775
                                                                    ------------      -----------
Changes in assets and liabilities, excluding debt and effects of acquisitions and dispositions:
    Accounts receivable, net                                            (2,854)           (1,569)
    Inventories                                                         (2,184)           (2,094)
    Accounts payable and accrued expenses                              (11,100)            2,781
    Restructure reserve (due to cash payments)                            (508)           (2,220)
    Payment to fund pension plan                                            --            (1,148)
    Other, net                                                            (383)             (108)
                                                                    ------------      -----------
                                                                       (17,029)           (4,358)
                                                                    ------------      -----------
Net cash provided by (used in) operating activities                     (8,506)            3,417
                                                                    ------------      -----------

Investing Activities
Purchases of property, plant, and equipment                             (2,367)           (4,074)
Other, net                                                                  --                (4)
                                                                    ------------      -----------
Net cash used in investing activities                                   (2,367)           (4,078)
                                                                    ------------      -----------

Financing Activities
Proceeds from (repayment of) short-term borrowings                      (1,100)            3,430
Repayment of long-term borrowings                                       (1,603)              (43)
Proceeds from (repayment of) long term revolving credit facility        15,000            (2,500)
Dividends paid                                                            (396)             (391)
Repurchase and retirement of common stock                               (2,119)             (118)
Issuance of stock                                                        1,986                --
Proceeds from exercise of stock options                                     --                99
                                                                    ------------      -----------
Net cash provided by financing activities                               11,768               477
                                                                    ------------      -----------


Increase (decrease) in cash and cash equivalents                           895              (184)

Cash and cash equivalents at beginning of period                            --               184
                                                                    ------------      -----------
Cash and cash equivalents at end of period                         $       895       $        --
                                                                    ============      ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of Cadmus Communications Corporation have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended September 30, 1998, are not necessarily indicative of results for the entire fiscal year.

2. Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options. Incremental shares for dilutive stock options, computed under the treasury stock method, were 292,000 and 280,000 for the quarter ended September 30, 1998 and 1997, respectively.

3. In August 1998, the Board of Directors approved an extension to August 31, 1999, of its fiscal 1997 stock repurchase plan. Under the plan, the Company is authorized to repurchase up to 750,000 shares of its common stock. As of September 30, 1998, approximately 196,000 shares have been repurchased under this plan.

4. On April 1, 1998, the Company acquired Germersheim, Inc., an Atlanta-based national point of purchase marketing service provider for $13.7 million. Of $11 million in cash payments made during fiscal 1998, $2 million was held in escrow at June 30, 1998, as contingent consideration only to be released if specified performance levels are met during each of the next two years. On August 31, 1998, the Company, the seller and the Escrow Agent amended certain terms and conditions of the purchase and escrow agreements related to this acquisition. Pursuant to these amendments, the Company issued, in the name of the seller, 93,500 shares of the Company's common stock, at an aggregate market value of $2 million, and delivered these shares to the Escrow Agent in exchange for the $2 million of cash held in escrow. These "Escrow Shares" are subject to certain terms and restrictions, as outlined in the amended purchase and escrow agreements, and are held in escrow as of September 30, 1998, as contingent consideration, to be released only if specified performance levels are met during each of the next two years.

5. Components of net inventories at September 30, 1998 and June 30, 1998 were as follows (in thousands): September 30, June 30,

                                            1998                1998
                                         ----------           ----------
     Raw materials and supplies          $   5,389            $   4,841
     Work in process:
          Materials                          7,109                6,567
          Other manufacturing costs         12,710               11,331
     Finished Goods                          2,586                2,871
                                         ===========          ==========
     Inventories                         $  27,794            $  25,610
                                         ===========          ==========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
Cadmus Communications Corporation provides customers with integrated, end-to-end information and communications solutions. These end-to-end solutions involve a full range of creative, production and distribution services. The Company is organized around two business sectors: Professional Communications, serving customers who publish information and Marketing Communications, serving customers who convey marketing messages. Headquartered in Richmond, Virginia, Cadmus is the 22nd largest graphic communications company in North America.

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

Cadmus Professional Communications provides a full range of composition, editorial, production, distribution, and related services for publishers of scientific, technical, and medical journals, magazines, trade association publications and commercial publications. Cadmus Marketing Communications provides commercial printing, graphic solutions, print and broadcast advertising, direct marketing, catalog and collateral design, publication development, financial communication, point of purchase, specialty packaging and promotional printing, software duplication and distribution, and interactive services to customers who convey marketing messages.

RESULTS OF OPERATIONS
The  following  table  presents  the  major  components  from  the  Consolidated
Statements of Income as a percent of net sales for the three months ended September 30, 1998 and 1997:

                                                        Three Months Ended
                                                           September 30,
                                                           -------------
                                                   1998                   1997
                                                   ----                   ----

Net sales                                         100.0%                 100.0%
Cost of sales                                      79.3                   77.8
                                                  -----                  -----
Gross profit                                       20.7                   22.2
Selling and administrative expenses                14.1                   16.1
                                                  -----                  -----
Operating income                                    6.6                    6.1
Interest expense                                    2.1                    2.1
Other expenses, net                                 0.4                    0.4
                                                  -----                  -----
Income before income taxes                          4.1                    3.6
Income taxes                                        1.6                    1.4
                                                 ------                  -----
Net income                                          2.5%                   2.2%
                                                 ======                  =====

Sales
Sales for the first quarter of fiscal 1999 were $99.8 million, an 8% increase from sales of $92.4 million in the first quarter of fiscal 1998. The increase in sales was driven by double-digit sales growth from the packaging/promotional and graphic solutions businesses, and the inclusion of Germersheim point of purchase sales this year. Adjusted for the acquisition of Germersheim, Inc., sales growth was 4% in the quarter.

The Marketing Communications sector recorded sales of $49.8 million in the first quarter of fiscal 1999, compared to $42.1 million in the first quarter of fiscal 1998, representing an increase of 18%. These higher sales resulted primarily from the packaging and promotional printing group, which recorded a 15% increase in sales, the graphic solutions group, which also recorded a 15% sales growth for the quarter, and the point of purchase group, which recorded a 95% increase in sales. The increase in the packaging and promotional group is attributable to the addition of new clients and increased work from existing clients, made possible by increased manufacturing and sales capacity. The addition of several major clients as well as growth from existing clients contributed to higher sales in the graphic solutions group. The increase in the point of purchase group was attributable to the impact of the Germersheim acquisition and internal sales growth. Adjusting for the acquisition of Germersheim, sales for the Marketing Communications sector increased by 10%.

Sales for the Professional Communications sector were $50.7 million in the first quarter of fiscal 1999, up 1% from $50.2 million in the first quarter of fiscal 1998. Adjusting for the effect of lower paper prices, sales increased by 3% for this sector. This increase in sales was primarily attributable to internal sales growth from journal services. Magazine sales were essentially flat compared to the prior year.

Operating Expenses
Cost of sales for the first quarter of fiscal 1999 increased 10% to $79.1 million from $71.8 million last year, representing a decline in gross margins to 20.7% this year from 22.2% last year. The decrease in margins was primarily attributable to two factors: (i) the negative impact due to the lower financial transactional volume this year, and (ii) added costs and certain production inefficiencies associated with the integration of the Company's POP business. Partially offsetting these factors was continued gross margin improvement in the professional communications sector resulting from restructuring-related savings and continued manufacturing productivity improvements, as well as improved margins in the tactical marketing group due to an improved business mix.

Selling and administrative expenses for the first quarter decreased 5% to $14.1 million from $14.9 million in the prior year, representing a 200 basis point improvement as a percentage of sales. This improvement was largely attributable to better overall cost management, lower selling costs in the financial communications group, lower costs in the tactical marketing group, and lower selling and administrative expenses in the point of purchase operation as a result of the integration of Germersheim into that business.

Despite lower gross margins, operating income rose 16% in the first quarter to $6.6 million, and the operating margin improved further to 6.6% of sales, up from 6.1% last year.

Interest and Other Expenses and Income Taxes
Interest expense for the first quarter of fiscal 1999 was $2.1 million compared to $1.9 million for the same period of fiscal 1998, representing an increase of 11%. The increase in interest expense was primarily the result of higher debt levels due to the acquisition of Germersheim in late fiscal 1998. Total debt as of the end of the first quarter of fiscal 1999 was $114.1 million compared to $97.0 million as of the end of the first quarter of fiscal 1998.

The effective income tax rate decreased from 39.5% in the first quarter of fiscal 1998 to 38.5% in the first quarter of fiscal 1999, consistent with the 38.5% annual rate the company experienced for fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has the financial resources and access to capital necessary to fund internal growth and acquisitions. The Company's major demands on capital are investments in property, plant and equipment, working capital, and acquisitions.

Net cash used in operating activities totaled $8.5 million for the first quarter of fiscal 1999, representing an $11.9 million reduction from $3.4 million provided by operating activities in the prior year first quarter. The change was primarily attributable to the final payments made during the first quarter of fiscal 1999 for certain production equipment purchased in late fiscal 1998, and to payment of fiscal year 1998 sales and management incentives. Seasonal increases in receivables and inventory levels contributed towards higher working capital demands in the first quarter of fiscal 1999. The increases in cash used in operating activities were partially offset by a reduction in cash outflows related to the Company's restructure plans announced in the fourth quarters of fiscal years 1998 and 1997, and by a decrease in the required cash contribution to fund the Company's pension plan.

Net cash used in investing activities totaled $2.4 million for the first quarter of fiscal 1999, which primarily included investments in new presses and new business and manufacturing systems.

Net cash provided by financing activities was $11.8 million for the first quarter of fiscal 1999 compared to $.5 million in the same period of the prior year. The Company increased borrowing by $12.3 million in the first quarter of fiscal 1999 versus $.9 million in the first quarter of 1998. This increase was used primarily to fund the working capital requirements described above. Dividend payments remained unchanged from the first quarter of fiscal 1998 at $.4 million.

Total debt at September 30, 1998, was $114.1 million, up from $101.8 million at June 30, 1998 due to seasonal working capital requirements described above. As a result of the increased debt level, the Company's debt to total capital ratio increased to 50.5% at September 31, 1998, from 48.1% at June 30, 1998.

YEAR 2000 ISSUE
Information on the Year 2000 Issue as it relates to the Company is presented under the caption "Management's Discussion and Analysis" in the Company's 1998 Annual Report to Shareholders and incorporated by reference into the Company's Form 10-K for the fiscal year ended June 30, 1998. As of September 30, 1998, there were no material changes in Year 2000 risks, plans and costs as described in the 1998 Annual Report to Shareholders.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the information concerning the Company's "Quantitative and Qualitative Disclosures about Market Risk" as previously reported in the Company's Report on Form 10-K for the year ended June 30, 1998.




PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

              a)       Exhibits:

                  Exhibit 27        Financial Data Schedule

              b)  Reports on Form 8-K:

                  On July 31, 1998, the Company filed a Form 8-K, which included the press release dated July 30, 1998 regarding fiscal 1998 fourth quarter and year-end financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


        CADMUS COMMUNICATIONS CORPORATION


Date:   November 12, 1998


        /s/ C. Stephenson Gillispie, Jr.
        ------------------------------------------------
        C. Stephenson Gillispie, Jr.
        Chairman, President, and Chief Executive Officer




Date:   November 12, 1998


        /s/ Bruce V. Thomas
        ------------------------------------------------
        Bruce V. Thomas
        Senior Vice President and Chief Financial Officer