Form 10-Q
period 1998-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 1999-02-12
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    Form 10-Q
                                  ------------
(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

                                       OR

    (  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission File Number 0-12954
                             ----------------------

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

                             ----------------------

               Registrant's telephone number, including area code:
                                 (804) 287-5680
                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1999.

          Class                                  Outstanding at January 31, 1999
          -----                                  -------------------------------
Common Stock, $.50 Par Value                               7,813,251

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      INDEX



                                                                                                            Page Number
                                                                                                            -----------
Part I.      Financial Information


             Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets --                                                        3
                  December 31, 1998 (unaudited) and June 30, 1998

                  Condensed Consolidated Statements of Income (unaudited) --                                      4
                  Three and Six Month Periods Ended  December 31, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flows (unaudited) --                                  5
                  Six Month Period Ended December 31, 1998 and 1997

                  Notes to Condensed Consolidated Financial Statements (unaudited)                                6


             Item 2.      Management's Discussion and Analysis of Financial                                       8
                          Condition and Results of Operations

             Item 3.      Quantitative and Qualitative Disclosures about Market Risk                             11



Part II.     Other Information

             Item 4.      Submission of Matters to a Vote of Security Holders                                    11

             Item 6.      Exhibits and Reports on Form 8-K                                                       12






                                            PART I. FINANCIAL INFORMATION
                                            ITEM 1. FINANCIAL STATEMENTS
                                 CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except per share data)
                                                                                  December 31,           June 30,
                                                                                       1998                1998
                                                                                  -------------       -------------
                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $        287       $          --
   Accounts receivable, less allowance for doubtful accounts                          78,209              70,571
   Inventories                                                                        30,277              25,610
   Deferred income taxes                                                               4,534               3,832
   Prepaid expenses and other                                                          3,691               4,107
                                                                                  -------------       -------------

        Total current assets                                                         116,998             104,120

Property, plant, and equipment (net of accumulated depreciation
   of  $112,212 at December 31, 1998, and $107,269 at June 30, 1998)                 132,658             133,836
Goodwill and other intangibles, net                                                   49,332              48,158
Other assets                                                                           4,159               5,638
                                                                                  -------------       -------------

TOTAL ASSETS                                                                    $    303,147       $     291,752
                                                                                  =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                        $      3,525       $       2,100
   Current maturities of long-term debt                                                6,090               6,431
   Accounts payable                                                                   44,785              41,981
   Accrued expenses                                                                   12,860              18,293
     Restructuring reserve                                                             1,385               4,378
                                                                                  -------------       -------------

        Total current liabilities                                                     68,645              73,183

Long-term debt, less current maturities                                              102,375              93,224
Other long-term liabilities                                                           10,166               8,867
Deferred income taxes                                                                  9,161               6,662

Shareholders' equity:
    Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares-7,813,000 at
        December 31, 1998, and 7,921,000 at June 30, 1998)                             3,907               3,961
   Capital in excess of par value                                                     51,708              53,532
   Retained earnings                                                                  57,185              52,323
                                                                                  -------------       -------------

        Total shareholders' equity                                                   112,800             109,816
                                                                                  -------------       -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $    303,147       $     291,752
                                                                                  =============       =============

See accompanying Notes to Condensed Consolidated Financial Statements.


                                    CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                          (In thousands, except per share data)
                                                       (Unaudited)

                                                            Three Months Ended                    Six Months Ended
                                                               December 31,                         December 31,
                                                           -----------------------            -------------------------
                                                              1998         1997                   1998          1997
                                                           ----------   ----------            -----------   -----------


 Net sales                                                $  108,811   $   96,048            $   208,595   $   188,410
                                                           ----------   ----------            -----------   -----------

 Operating expenses:
     Cost of sales                                            87,280       74,381                166,399       146,195
     Selling and administrative                               14,085       14,867                 28,148        29,725
                                                           ----------   ----------            -----------   -----------
                                                             101,365       89,248                194,547       175,920
                                                           ----------   ----------            -----------   -----------

 Operating income                                              7,446        6,800                 14,048        12,490
                                                           ----------   ----------            -----------   -----------

 Interest and other expenses:
     Interest                                                  2,064        1,861                  4,207         3,794
     Other, net
                                                                 307          248                    650           640
                                                           ----------   ----------            -----------   -----------
                                                               2,371        2,109                  4,857         4,434
                                                           ----------   ----------            -----------   -----------

 Income before income taxes                                    5,075        4,691                  9,191         8,056


 Income taxes                                                  1,954        1,772
                                                                                                   3,539         3,101
                                                           ----------   ----------            -----------   -----------

 Net income                                               $    3,121   $    2,919            $     5,652   $     4,955
                                                           =========    =========             ==========    ===========





 Earnings per share - basic:
     Net income per share                                 $      .40   $      .37            $       .72   $       .63
                                                           =========    =========             ==========    ===========

     Weighted-average common shares
       Outstanding                                             7,867        7,835                  7,890         7,832
                                                           =========    =========             ==========    ===========


 Earnings per share - diluted:
     Net income per share                                 $      .39   $      .36            $       .70   $       .61
                                                           =========    =========             ==========    ===========

     Weighted-average common shares
       Outstanding                                             8,046        8,135                  8,126         8,122
                                                           =========    =========             ==========    ===========





 Cash dividends per common share                          $      .05   $      .05            $       .10   $       .10
                                                           =========    =========             ==========    ===========


See accompanying Notes to Condensed Consolidated Financial Statements.



                                CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)
                                                                                         Six Months Ended
                                                                                            December 31,
                                                                                    -----------------------------

                                                                                        1998              1997
                                                                                    ------------      -----------
Operating Activities
Net income                                                                         $     5,652       $     4,955
Adjustments to reconcile net income to net cash provided by
     operating activities:
     Depreciation and amortization                                                       9,711             9,053
     Other, net                                                                          2,377             2,624
                                                                                    ------------      -----------

                                                                                        17,740            16,632
                                                                                    ------------      -----------
Changes  in assets and  liabilities,  excluding debt and effects of acquisitions and dispositions:
    Accounts receivable, net                                                            (6,842)            5,149
    Inventories                                                                         (3,978)           (3,331)
    Accounts payable and accrued expenses                                               (2,587)            2,576
    Restructure reserve (due to cash payments)                                            (987)           (3,207)
    Other current assets and liabilities                                                   416               679
    Other long-term liabilities (due to pension plan payments)                              --            (1,148)
    Other, net                                                                            (521)             (204)
                                                                                    ------------      -----------

                                                                                       (14,499)              514
                                                                                    ------------      -----------

Net cash provided by operating activities                                                3,241            17,146
                                                                                    ------------      -----------

Investing Activities
Purchases of property, plant and equipment                                              (7,779)          (13,109)
Payments for business acquired                                                          (3,484)               --
Other, net                                                                                 742                --
                                                                                    ------------      -----------

Net cash used in investing activities                                                  (10,521)          (13,109)
                                                                                    ------------      -----------

Financing Activities
Proceeds from short-term borrowings                                                      1,425             2,015
Proceeds from (repayment of) long term revolving credit facility                        12,000            (2,500)
Repayment of long-term borrowings                                                       (3,190)           (1,851)
Dividends paid                                                                            (790)             (783)
Repurchase and retirement of common stock                                               (3,864)             (118)
Issuance of stock                                                                        1,986                --
Proceeds from exercise of stock options                                                     --               226
                                                                                    ------------      -----------

Net cash provided by (used in)  financing activities                                     7,567            (3,011)
                                                                                    ------------      -----------


Increase in cash and cash equivalents                                                      287             1,026

Cash and cash equivalents at beginning of period                                            --               184
                                                                                    ------------      -----------

Cash and cash equivalents at end of period                                         $       287       $     1,210
                                                                                    ============      ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of Cadmus Communications Corporation and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10K for the fiscal year ended June 30, 1998.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended December 31, 1998, are not necessarily indicative of results for the entire fiscal year.

2. Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options. Incremental shares for dilutive stock options, computed under the treasury stock method, were 179,000 and 300,000 for the three months ended, and 236,000 and 290,000 for the six months ended December 31, 1998 and 1997, respectively.

3. In August 1998, the Board of Directors approved an extension to August 31, 1999, of its fiscal 1997 stock repurchase plan. Under the plan, the Company is authorized to repurchase up to 750,000 shares of its common stock. As of December 31, 1998, approximately 297,000 shares have been repurchased under this plan.

4. On April 1, 1998, the Company acquired Germersheim, Inc., an Atlanta-based national point of purchase marketing service provider for $13.7 million. Of $11 million in cash payments made during fiscal 1998, $2 million were held in escrow at June 30, 1998, as contingent consideration only to be released if specified performance levels are met during each of the next two years. On August 31, 1998, the Company, the seller and the Escrow Agent amended certain terms and conditions of the purchase and escrow agreements related to this acquisition. Pursuant to these amendments, the Company issued, in the name of the seller, 93,500 shares of the Company's common stock, at an aggregate market value of $2 million, and delivered these shares to the Escrow Agent in exchange for the $2 million of cash held in escrow. These "Escrow Shares" are subject to certain terms and restrictions, as outlined in the amended purchase and escrow agreements, and are held in escrow as of December 31, 1998, as contingent consideration, to be released only if specified performance levels are met during each of the next two years.

5. On October 1, 1998 the Company acquired certain assets of Beacon Press, Incorporated, a Richmond, Virginia-based commercial printing facility and subsidiary of Media General, Inc., for $3.5 million. The assets included four-color and six-color, full-web, Hantscho printing presses, as well as electronic prepress and bindery equipment, certain receivables, and inventory.

6. Components of inventories at December 31, 1998 and June 30, 1998 were as follows (in thousands): December 31, June 30,

                                              1998                    1998
                                          -------------           ------------
     Raw materials and supplies             $   7,318               $   4,841
     Work in process:
          Materials                             7,695                   6,567
          Other manufacturing costs            12,316                  11,331
     Finished Goods                             2,948                   2,871
                                          =============           ============
     Inventories                            $  30,277               $  25,610
                                          =============           ============

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
Cadmus Communications Corporation provides customers with integrated, end-to-end information and communications  solutions that involve a full range of creative, production  and  distribution  services.  The  Company is  organized  around two business  sectors:  Professional  Communications,  serving customers who publish
information,   and  Marketing  Communications,   serving  customers  who  convey
marketing  messages.  Headquartered  in Richmond,  Virginia,  Cadmus is the 25th
largest graphic communications company in North America.

ORGANIZATIONAL STRUCTURE
The Company's current  organizational  structure was effected during fiscal 1997 when it announced a major restructuring plan. The plan enabled Cadmus to exit or reshape  those  businesses  that  were  not  performing  or were not core to its strategy,  and to  create a more  efficient  and cost  effective  organizational structure.  In conjunction with the restructuring,  the Company  reorganized its
organizational   and   operational   structure   to  form  Cadmus   Professional
Communications  and Cadmus  Marketing  Communications.  The  Company's  previous organizational  structure consisted of the Periodicals,  Graphic Communications,
Marketing, and Publishing groups.

Cadmus  Professional  Communications  provides  a  full  range  of  composition, editorial,  production,  distribution,  and related  services for  publishers of scientific,  technical and medical journals, magazines, association publications and commercial publications. Cadmus Marketing Communications provides commercial printing, graphic solutions, print and broadcast advertising,  direct marketing,
catalog  and  collateral  design,  custom  publication  development,   financial
communication,  point of purchase,  specialty packaging,  promotional  printing, software duplication and distribution, and interactive services to customers who convey marketing messages.

RESULTS OF OPERATIONS
The  following   table  presents  the  major   components   from  the  Condensed
Consolidated  Statements  of Income as a percent  of net sales for the three and six month periods ended December 31, 1998 and 1997:
                                                     Three Months Ended                Six Months Ended
                                                          December 31,                    December 31,
                                                   1998              1997             1998             1997
                                                  -----             -----            -----            -----
Net sales                                         100.0%            100.0 %          100.0%           100.0%
Cost of sales                                      80.2              77.4             79.8             77.6
                                                  -----             -----            -----            -----
Gross profit                                       19.8              22.6             20.2             22.4
Selling and administrative expenses                12.9              15.5             13.5             15.8
                                                  -----             -----            -----            -----
Operating income                                    6.9               7.1              6.7              6.6
Interest expense                                    1.9               1.9              2.0              2.0
Other expenses, net                                 0.3               0.3              0.3              0.3
                                                  -----             -----            -----            -----
Income before income taxes                          4.7               4.9              4.4              4.3
Income taxes                                        1.8               1.9              1.7              1.7
                                                  -----             -----            -----            -----
Net income                                          2.9%              3.0%             2.7%             2.6%
                                                  =====             =====            =====            =====

Sales
Sales for the second quarter of fiscal 1999 were $108.8 million, a 13% increase from sales of $96.0 million in the second quarter of fiscal 1998. Sales for the first six months of fiscal 1999 increased 11% to $208.6 million. The increase for the three and six-month periods was driven primarily by double digit sales growth from the Graphic Solutions and Packaging & Promotional Printing businesses, higher research journal sales, and the inclusion of Germersheim Point of Purchase operations. Adjusted for the acquisition of Germersheim, Inc., sales growth was 5% for the quarter and six-month periods ended December 31, 1998.

Sales for the Marketing Communications sector rose 25% and 22% for the second quarter and first six months of fiscal 1999, respectively. The Packaging & Promotional group, including the Technology Solutions division, recorded a sales increase of 44% for the second quarter of fiscal 1999 and a 29% increase in sales year to date over the prior year. These increases were attributable to the addition of new clients, and increased work from existing clients, made possible by increased manufacturing and sales capacity. In the Graphic Solutions group, the addition of new clients, growth from existing clients, and the impact of the Company's acquisition of certain of the assets of Beacon Press contributed to sales increases of 37% for the second quarter and 26% for the first six months of fiscal 1999 compared to the prior year. The Point of Purchase business reported sales increases of 142% and 120% for the second quarter and first six months of fiscal 1999, respectively, as a result of the inclusion of the Germersheim sales as well as internal sales growth. Sales for the Financial Communications group declined during the second quarter and year to date over the comparable prior year periods, primarily due to lower financial transactional volume as a result of soft capital markets activity. Adjusting for the acquisition of Germersheim, overall sales for the Marketing Communications sector increased by 9% for the second quarter and year to date periods of fiscal 1999.

In the Professional Communications sector, sales rose 3% and 2% for the second quarter and first six months of fiscal 1999, respectively. This increase in sales primarily was attributable to internal sales growth in research journals. Magazine sales essentially were flat compared to the prior year.

Operating Expenses

Cost of sales increased to 80.2% and 79.8% of net sales for the second quarter and first six months of fiscal 1999, respectively, compared to 77.4% and 77.6% for the same periods of fiscal 1998. The increase primarily was attributable to two factors: (i) the negative impact of lower financial transactional volume this year because of soft capital markets activity, and (ii) higher costs and certain production inefficiencies associated with the integration of Germersheim into the Point of Purchase operations. Partially offsetting these factors was continued gross margin improvement in the Professional Communications sector resulting from restructuring-related savings and continued manufacturing productivity improvements, as well as gross margin improvement in CadmusCom due to an improved business mix and lower operating costs.

Selling and administrative expenses, as a percentage of net sales, declined to 12.9% and 13.5% in the second quarter and first six months of fiscal 1999, respectively, from 15.5% and 15.8% for the same periods of fiscal 1998. This improvement was largely attributable to better leverage from the steady top-line sales growth, lower selling costs in the Financial Communications group, and lower selling and administrative expenses in the Point of Purchase business resulting from integration of Germersheim. In addition, incentive compensation and discretionary benefits were lower, reflecting lower than planned profitability during the first six months of fiscal 1999. These lower compensation and benefit costs also led to reduced selling and administrative expenses.

Operating income rose 10% in the second quarter to $7.4 million and 12% in the first six months to $14.0 million of fiscal 1999 compared to the same periods of fiscal 1998.

Interest and Other Expenses and Income Taxes

Interest expense increased $0.2 million and $0.4 million for the second quarter and first six months of fiscal 1999 over the same periods last year. The increase in interest expense is due to higher debt levels resulting primarily from recent acquisitions and additional working capital requirements for the first six months of fiscal 1999. Total debt as of the end of the second quarter of fiscal 1999 was $112.0 million compared to $93.8 million at the end of the prior year second quarter.

The effective income tax rate remained unchanged at 38.5% for the second quarter and first six months of fiscal 1999 and fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that the Company has the financial resources and access to capital necessary to fund internal growth and acquisitions. The Company's major demands on capital are investments in property, plant and equipment, working capital, and acquisitions.

Net cash provided by operating activities totaled $3.2 million for the first six months of fiscal 1999, as compared to $17.1 million in the prior year, representing a $13.9 million reduction in cash provided by operating activities. This change was brought about primarily from increases in working capital demands in the first half of fiscal 1999 which included i) seasonal increases in receivables due to higher revenues over the prior quarter and pre-billings to customers, ii) seasonal increases to work in process and paper inventory levels,
iii) final payments on certain production equipment purchased in late fiscal 1998, and iv) payment of fiscal year 1998 sales and management incentives. The decrease in cash provided by operating activities as compared to the prior year was partially offset by a reduction in cash outflows related to the Company's restructure plans announced in the fourth quarters of fiscal years 1998 and 1997, and by a decrease in the required cash contribution to fund the Company's pension plan.

Net cash used in investing activities totaled $10.5 million for the first six months of fiscal 1999, and included $3.5 million of cash paid for the purchase of the assets of Beacon Press, Incorporated. Capital expenditures primarily consisted of investments in new presses and new business and manufacturing systems.

Net cash provided by financing activities was $7.6 million for the first six months of fiscal 1999 compared to $3.0 million used in financing activities in the same period of the prior year. The Company increased borrowings by $10.2 million in the first six months of fiscal 1999 primarily to fund the working capital requirements and acquisition described above. Additional uses of funds include the repurchase of 201,500 shares of the Company's common stock for $3.9 million, and dividend payments of $.8 million.

Total debt at December 31, 1998, was $112.0 million, up from $101.8 million at June 30, 1998 primarily due to seasonal working capital requirements described above. As a result of the increased debt level, the Company's debt to total capital ratio increased to 49.8% at December 31, 1998, from 48.1% at June 30, 1998.

YEAR 2000 ISSUE
Information on the Year 2000 Issue as it relates to the Company is presented under the caption "Management's Discussion and Analysis" in the Company's 1998 Annual Report to Shareholders and incorporated by reference into the Company's Form 10-K for the fiscal year ended June 30, 1998. As of December 31, 1998, there were no material changes in Year 2000 risks, plans and costs as described in the 1998 Annual Report to Shareholders.



       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company's "Quantitative and Qualitative Disclosures about Market Risk" as previously reported in the Company's Report on Form 10-K for the year ended June 30, 1998.




PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a) At the 1998 Annual Meeting of Shareholders of the Company ("Annual Meeting") held on November 12, 1998, 6,842,390 shares of the Company's outstanding common stock were present in person or by proxy and entitled to vote.

(b) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

  (1) Election of Directors. Each nominee for director was elected, having received the following vote:


               Nominee                        For             Abstain
            ----------------                  ---             -------
       John C. Purnell, Jr.                6,834,643            7,747
       Russell M. Robinson, II             6,834,525            7,865
       John W. Rosenblum                   6,831,977           10,413
       David G. Wilson, Jr.                6,824,230           18,160

       Directors who will serve until the 1999 Annual Meeting include Jeanne M. Liedtka, John D. Munford, II, Jerry I. Reitman and Wallace Stettinius.

       Directors who will serve until the 2000 Annual Meeting include Frank Daniels, C. Stephenson Gillispie, Jr., Bruce A. Walker and G. Waddy Garrett.

  (2)  Approval  of Proposed  Amendment  to the 1990 Long Term  Incentive  Stock
       Plan.


       The amendment was approved, having received the following vote:

                For:                           6,379,856
                Against:                         436,204
                Abstain:                          26,330
                Broker Non-vote:                     ---


  (3) Ratification of designation of Arthur Andersen LLP as independent public accountants for current fiscal year. Designation of the auditors was ratified, having received the following vote:

                For:                           6,828,569
                Against:                           3,264
                Abstain:                          10,557
                Broker Non-vote:                     ---


Item 6.       Exhibits and Reports on Form 8-K.

a)     Exhibits:

       Exhibit 27 Financial Data Schedule

   b)  Reports on Form 8-K:

       On October 22, 1998, the Company filed a Form 8-K, which included the press release dated October 22, 1998 regarding fiscal 1999 first quarter financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

       On November 25, 1998, the Company filed a Form 8-K, which included the prepared remarks of the Company given by C. Stephenson Gillispie, Jr., Chairman, President and Chief Executive Officer, at the Company's 1998 Annual Meeting of Shareholders.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CADMUS COMMUNICATIONS CORPORATION


Date:   February 12, 1999


                                        /s/ C. Stephenson Gillispie, Jr.
                                        --------------------------------
                                        C. Stephenson Gillispie, Jr.
                                        Chairman, President, and Chief
                                        Executive Officer



Date:   February 12, 1999


                                        /s/ Bruce V. Thomas
                                        --------------------------------
                                        Bruce V. Thomas
                                        Senior Vice President and Chief
                                        Financial Officer