Form 10-Q
period 1999-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 1999-05-13
CIK 745274

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   Form 10-Q

                               ----------------

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the transition period from     to

                        Commission File Number 0-12954

                               ----------------

                       CADMUS COMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)

              Virginia                                 54-1274108
                                                    (I.R.S. Employer
   (State or other jurisdiction of               Identification Number)
   incorporation or organization)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999.

                                                                  Outstanding at
       Class                                                      April 30, 1999
       -----                                                      --------------
     Common Stock, $.50 Par Value................................   9,007,848

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
 Part I.  Financial Information

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets--March 31, 1999
                  (unaudited) and June 30, 1998........................      3

                  Condensed Consolidated Statements of Income
                  (unaudited)--Three and Nine Month Periods Ended March
                  31, 1999 and 1998....................................      4

                  Condensed Consolidated Statements of Cash Flows
                  (unaudited)--Nine Month Period Ended March 31, 1999
                  and 1998.............................................      5

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)..........................................      6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................      9

          Item 3. Quantitative and Qualitative Disclosures about Market
                  Risk.................................................     15

 Part II. Other Information

          Item 2. Changes in Securities and Use of Proceeds............     16

          Item 6. Exhibits and Reports on Form 8K......................     16

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per share data)

                                                            March 31,  June 30,
                                                              1999       1998
                                                           ----------- --------
                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...............................  $    281   $    --
  Accounts receivable, less allowance for doubtful
   accounts...............................................    65,454     70,571
  Inventories.............................................    27,978     25,610
  Deferred income taxes...................................     5,210      3,832
  Prepaid expenses and other..............................     3,892      4,107
                                                            --------   --------
    Total current assets..................................   102,815    104,120
Property, plant, and equipment (net of accumulated
 depreciation of $111,896 at March 31, 1999, and $107,269
 at June 30, 1998)........................................   126,907    133,836
Goodwill and other intangibles, net.......................    50,646     48,158
Other assets..............................................     4,861      5,638
                                                            --------   --------
TOTAL ASSETS..............................................  $285,229   $291,752
                                                            ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...................................  $ 12,170   $  2,100
  Current maturities of long-term debt....................     6,089      6,431
  Accounts payable........................................    35,577     41,981
  Accrued expenses........................................    20,202     18,293
  Restructuring reserve...................................     1,136      4,378
                                                            --------   --------
    Total current liabilities.............................    75,174     73,183
Long-term debt, less current maturities...................    65,214     93,224
Other long-term liabilities...............................    10,510      8,867
Deferred income taxes.....................................    13,788      6,662
Shareholders' equity:
  Common stock ($.50 par value; authorized shares--
   16,000,000 shares; issued and outstanding shares--
   7,846,000 at March 31, 1999, and 7,921,000 at June 30,
   1998) .................................................     3,923      3,961
  Capital in excess of par value..........................    52,292     53,532
  Retained earnings.......................................    64,328     52,323
                                                            --------   --------
    Total shareholders' equity............................   120,543    109,816
                                                            --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................  $285,229   $291,752
                                                            ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                  (Unaudited)

                                            Three Months     Nine Months Ended
                                           Ended March 31,       March 31,
                                          ------------------ ------------------
                                            1999      1998     1999      1998
                                          --------  -------- --------  --------
Net sales................................ $100,001  $101,234 $308,596  $289,644
                                          --------  -------- --------  --------
Operating expenses:
  Cost of sales..........................   80,595    77,512  246,994   223,706
  Selling and administrative.............   14,073    16,207   42,221    45,933
  Net gain on divestitures...............   (9,521)      --    (9,521)      --
                                          --------  -------- --------  --------
                                            85,147    93,719  279,694   269,639
                                          --------  -------- --------  --------
Operating income.........................   14,854     7,515   28,902    20,005
                                          --------  -------- --------  --------
Interest and other expenses:
  Interest...............................    1,878     1,771    6,085     5,564
  Other, net.............................      737       419    1,387     1,060
                                          --------  -------- --------  --------
                                             2,615     2,190    7,472     6,624
                                          --------  -------- --------  --------
Income before income taxes...............   12,239     5,325   21,430    13,381
Income taxes.............................    4,712     2,050    8,251     5,152
                                          --------  -------- --------  --------
Net income............................... $  7,527  $  3,275 $ 13,179  $  8,229
                                          ========  ======== ========  ========
Earnings per share--basic:
  Net income per share................... $    .96  $    .42 $   1.67  $   1.05
                                          ========  ======== ========  ========
  Weighted-average common shares out-
   standing..............................    7,835     7,859    7,872     7,841
                                          ========  ======== ========  ========
Earnings per share--diluted:
  Net income per share................... $    .94  $    .40 $   1.63  $   1.01
                                          ========  ======== ========  ========
  Weighted-average common shares out-
   standing..............................    7,968     8,176    8,073     8,140
                                          ========  ======== ========  ========
Cash dividends per common share.......... $    .05  $    .05 $    .15  $    .15
                                          ========  ======== ========  ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                           Nine Months Ended
                                                               March 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
Operating Activities
Net income................................................ $ 13,179  $  8,229
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization...........................   14,326    13,608
  Net gain on divestitures................................   (9,521)      --
  Other, net..............................................    6,461     3,152
                                                           --------  --------
                                                             24,445    24,989
                                                           --------  --------
Changes in assets and liabilities, excluding debt and
 effects of acquisitions and dispositions:
  Accounts receivable, net................................   (4,523)      655
  Inventories.............................................   (4,846)   (4,555)
  Accounts payable and accrued expenses...................   (8,928)   11,511
  Restructuring reserve (due to cash payments)............   (1,236)   (3,648)
  Other current assets and liabilities....................     (142)      115
  Other long-term liabilities (due to pension plan
   payments)..............................................      --     (1,148)
  Other, net..............................................   (1,252)     (668)
                                                           --------  --------
                                                            (20,927)    2,262
                                                           --------  --------
Net cash provided by operating activities.................    3,518    27,251
                                                           --------  --------
Investing Activities
Purchases of property, plant and equipment................  (12,340)  (28,582)
Proceeds from sale of property, plant and equipment.......      962     4,557
Payments for business acquired............................   (5,192)      --
Proceeds from divested businesses.........................   34,971       --
Other, net................................................     (295)      --
                                                           --------  --------
Net cash provided by (used in) investing activities.......   18,106   (24,025)
                                                           --------  --------
Financing Activities
Proceeds from short-term borrowings.......................   10,070     3,445
Repayment of long-term revolving credit facility..........  (23,500)   (2,500)
Repayment of long-term borrowings.........................   (4,852)   (3,423)
Dividends paid............................................   (1,183)   (1,176)
Repurchase and retirement of common stock.................   (3,864)     (118)
Issuance of stock.........................................    1,986       --
Proceeds from exercise of stock options...................      --        581
                                                           --------  --------
Net cash used in financing activities ....................  (21,343)   (3,191)
                                                           --------  --------
Increase in cash and cash equivalents.....................      281        35
Cash and cash equivalents at beginning of period..........      --        184
                                                           --------  --------
Cash and cash equivalents at end of period................ $    281  $    219
                                                           ========  ========

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

  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended March 31, 1999, are not necessarily indicative of results for the entire fiscal year.

  2. Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options. Incremental shares for dilutive stock options, computed under the treasury stock method, were 133,000 and 317,000 for the quarters ended March 31, 1999 and 1998, respectively.

  3. In August 1998, the Board of Directors approved an extension to August 31, 1999, of its fiscal 1997 stock repurchase plan. Under the plan, the Company is authorized to repurchase up to 750,000 shares of its common stock. As of March 31, 1999, approximately 297,000 shares have been repurchased under this plan, including approximately 202,000 shares repurchased during fiscal 1999.

  4. Components of inventories at March 31, 1999, and June 30, 1998, were as follows (in thousands):

                                                              March 31, June 30,
                                                                1999      1998
                                                              --------- --------
   Raw materials and supplies................................  $ 5,967  $ 4,841
   Work in process:
     Materials...............................................    9,974    6,567
     Other manufacturing costs...............................    9,168   11,331
   Finished Goods............................................    2,869    2,871
                                                               -------  -------
   Inventories...............................................  $27,978  $25,610
                                                               =======  =======

  5. On March 1, 1999, the Company consummated the sale of certain assets and liabilities related to the Company's Financial Communications ("CFC") product line. Pursuant to the terms of the Asset Purchase Agreement dated February 20, 1999, between the Company and R.R. Donnelley & Sons Company, the Company sold certain of the assets and was relieved of certain of the liabilities which were employed by the Company in operating CFC. The assets sold were specific to CFC's business of marketing, selling and distribution of financial printing services, mutual fund printing services, shareholder communications printing services, and activities related thereto.

  The Company recorded a gain on the sale of CFC of approximately $12.3 million ($7.5 million or $.94 per diluted share, after taxes). The initial purchase price for the business was $35 million in cash. The net book value of CFC was approximately $14.4 million. In connection with the sale, the Company recorded liabilities for certain purchase price adjustments (approximately $1.9 million), severance payments, and other transaction costs and recorded impairments of certain long lived assets as a result of the sale ($2.3 million).

              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

  The purchase price was established through arms-length negotiations among the parties. The funds received in the sale were used to pay down debt.

  6. On February 26, 1999, the Company completed the sale of its Custom Publishing product line ("Custom") to Pohly & Partners, Inc. The sales price was approximately $2.1 million comprised of cash and a note. The Company recorded a loss on the sale of approximately $2.8 million (approximately $1.7 million or $.22 per share, after taxes).

  7. On April 1, 1999, the Company consummated the purchase of all of the outstanding stock of Melham Holdings, Inc. ("Melham"), a Delaware corporation. The purchase was pursuant to the terms of a Stock Purchase Agreement dated April 1, 1999, (the "Melham Agreement"), by and among Cadmus Communications Corporation, Melham U.S. Inc., Purico (IOM) Limited, and Paul F. Mack. Immediately prior to consummation of the transactions contemplated by the Melham Agreement, Melham U.S. Inc., Purico (IOM) Limited, and Paul F. Mack (collectively the "Sellers") owned 100% of Melham Holdings Inc.

  The principal operating subsidiary of Melham is Mack Printing Company ("Mack"), a full-service printer that produces a wide variety of short-to medium-run magazines and journals generally for customers in the mid-Atlantic and northeast regions of the United States. Melham indirectly owns 100% of Mack through Melham, Inc., a Delaware corporation. In connection with the consummation of the transactions contemplated by the Melham Agreement, Mack repurchased approximately 15% of its then-outstanding equity securities from other securityholders and repaid certain indebtedness to such securityholders.

  The purchase price was approximately $201 million and consisted of the following: $70.0 million in bridge financing notes issued to the Sellers, $40.0 million in bridge financing notes issued to affiliates of J. P. Morgan and First Union National Bank, approximately $66 million in cash, approximately $6.4 million of newly issued junior subordinated notes of the Company and approximately 1.2 million shares of the Company's common stock (valued at approximately $18.6 million). The Company expects to repay in full $110 million in bridge financing notes with the proceeds of $125 million of senior subordinated notes that the Company plans to issue in its fiscal fourth quarter. The senior subordinated notes are anticipated to have a 10 year term. In order to satisfy a condition to closing under the Melham Agreement, the Company elected Mr. Nathu R. Puri, a majority shareholder of Melham U.S. Inc. and Purico (IOM) Limited, to the Board of Directors of the Company to serve until the next annual meeting of shareholders of the Company.

  The purchase price was established through arms-length negotiations among the parties.

  The facilities of Mack include its headquarters in Easton, Pennsylvania with manufacturing facilities located in Easton, Ephrata, and East Stroudsburg, Pennsylvania, and Baltimore, Maryland. The Company intends to continue to use these facilities for the same or similar purposes.

  8. On April 1, 1999, the Company entered into a new $200 million senior credit facility ("senior credit facility") with various banks and financial institutions, including Wachovia Bank, N. A., NationsBank, N. A., and First Union National Bank. The senior facility consists of a $145 million, five-year revolving credit facility and a $55 million, five-year amortizing term loan facility.

  The proceeds of the loans under the senior credit facility have been and will be used (1) to refinance indebtedness under the former senior credit facility and certain other indebtedness, (2) to finance a portion of the Melham acquisition and related transaction expenses, (3) to finance permitted acquisitions and (4) for general corporate purposes, including working capital.

              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

  The senior credit facility is jointly and severally guaranteed by each of the Company's present and future significant subsidiaries and is secured by a pledge of all of the capital stock of present and future significant subsidiaries.

  The revolving credit facility under the senior credit facility will terminate on March 31, 2004. The term loan facility under the senior credit facility will be amortized in quarterly installments beginning June 30, 1999 and will also mature on March 31, 2004.

  Interest on the senior credit facility will be a function of LIBOR. The senior credit facility requires the Company to pay unused commitment fees with respect to the revolving credit facility. The unused commitment fee for an initial period of approximately seven and one-half months is 0.50%. Thereafter, the unused commitment fee will be determined by reference to total debt to EBITDA ratio as it exists from time to time.

  The senior credit facility contains certain covenants regarding debt to EBITDA (as defined), fixed charged coverage and net worth, and contains other restrictions including limitations on additional borrowings, and the acquisition, disposition and securitization of assets.

  9. On April 1, 1998, the Company acquired Germersheim, Inc., an Atlanta-based national point of purchase marketing service provider, for $13.7 million. Of $11 million in cash payments made during fiscal 1998, $2 million were held in escrow at June 30, 1998, as contingent consideration only to be released if specified performance levels are met during each of the next two years. On August 31, 1998, the Company, the seller and the Escrow Agent amended certain terms and conditions of the purchase and escrow agreements related to this acquisition. Pursuant to these amendments, the Company issued, in the name of the seller, 93,500 shares of the Company's common stock, at an aggregate market value of $2 million, and delivered these shares to the Escrow Agent in exchange for the $2 million of cash held in escrow. These "Escrow Shares" are subject to certain terms and restrictions, as outlined in the amended purchase and escrow agreements, and are held in escrow as of March 31, 1999, as contingent consideration, to be released only if specified performance levels are met during each of the next two years.

  10. During the fourth quarter of fiscal 1998, the Company recorded a one-time restructuring charge of $4.0 million ($2.5 million net of tax) related to the integration of Germersheim, Inc. with its existing point of purchase operations. The charge included costs to consolidate facilities, eliminate duplicate assets and provide severance costs. These actions were initiated in fiscal 1998 and are substantially complete. The restructuring reserve balance remaining at March 31, 1999, totaled $0.9 million, and relates to lease termination costs and excess rent payments. Management believes that the remaining restructuring reserve is adequate to complete the restructuring plan.

  During the fourth quarter of fiscal 1997, the Company adopted a restructuring plan that impacted a number of its operations. The plan included the closure of certain facilities; realignment of certain management, production and administrative personnel; write-down of certain tangible and intangible assets; and exiting certain nonstrategic customer relationships and product lines. All restructuring actions were taken by the end of fiscal 1998. The restructuring reserve balance remaining at March 31, 1999, totaled $0.3 million, and relates primarily to continuing excess rent and lease termination costs related to the restructuring. Management believes the remaining restructuring reserve is adequate to cover such costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  Cadmus Communications Corporation is a leading printer and producer of scientific, technical and medical (STM) journals, special interest magazines, point-of-purchase materials and specialty packaging materials. The Company is organized around two business sectors: Professional Communications, serving customers that publish information, and Marketing Communications, serving customers who convey marketing messages. In the third quarter of its fiscal year 1999, Cadmus divested its Financial Communications and Custom Publishing businesses.

Organizational Structure

  Our current organizational structure was effected during fiscal 1997 when we announced a major restructuring plan. The plan enabled us to exit or reshape our businesses that were not performing or were not core to our strategy, and to create a more efficient and cost effective organizational structure. In conjunction with the restructuring, we reorganized our organizational and operational structure to form two sectors: Cadmus Professional Communications and Cadmus Marketing Communications. Our previous organizational structure consisted of the Periodicals, Graphic Communications, Marketing, and Publishing groups.

r Cadmus Professional Communications provides a full range of composition, editorial, production, distribution, and related services for publishers of STM journals, magazines, association publications and other commercial publications. Cadmus Marketing Communications provides commercial printing, graphic solutions, print and broadcast advertising, direct marketing, catalog and collateral design, point of purchase, specialty packaging, promotional printing, fulfillment, software duplication and distribution, and interactive services to customers who convey marketing messages.

Results of Operations

  The following table presents the major components from the Condensed Consolidated Statements of Income as a percent of net sales for the three and nine month periods ended March 31, 1999 and 1998:

                                       Three Months Ended    Nine Months Ended
                                            March 31,            March 31,
                                       --------------------  ------------------
                                         1999       1998       1999      1998
                                       ---------  ---------  --------  --------
   Net sales..........................     100.0%     100.0%    100.0%    100.0%
   Cost of sales......................      80.6       76.6      80.0      77.2
                                       ---------  ---------  --------  --------
   Gross profit.......................      19.4       23.4      20.0      22.8
   Selling and administrative.........      14.1       16.0      13.7      15.9
   Net gain on divestitures...........      (9.5)       --       (3.1)      --
                                       ---------  ---------  --------  --------
   Operating income...................      14.8        7.4       9.4       6.9
   Interest expense...................       1.9        1.7       2.0       1.9
   Other expenses, net................       0.7        0.4       0.4       0.4
                                       ---------  ---------  --------  --------
   Income before taxes................      12.2        5.3       7.0       4.6
   Income taxes.......................       4.7        2.0       2.7       1.8
                                       ---------  ---------  --------  --------
   Net income.........................       7.5%       3.3%      4.3%      2.8%
                                       =========  =========  ========  ========

Comparison of Third Fiscal Quarter of 1999 with Third Fiscal Quarter of 1998

 Net Sales

  Net sales for the third quarter of fiscal 1999 were $100.0 million, down 1.2% from sales of $101.2 million in the third quarter of fiscal 1998. The decline in third quarter sales was driven primarily by lower sales from our financial communications and custom publishing product lines which were divested on March 1, 1999, and February 26, 1999, respectively. Net sales declines from divested operations more than offset the addition of Germershiem and strong growth in our packaging and promotional printing and graphic solutions product lines. Adjusted for the acquisition of Germersheim, Inc., the divestitures of our financial communications and custom publishing product lines and the estimated impact of paper price changes, net sales growth was approximately 4.7% for the quarter ended March 31, 1999.

  In the Professional Communications sector, fiscal third quarter net sales rose by 3.3%. Adjusted for lower paper prices, third quarter net sales rose 5.0% compared to the same period last year. This increase was primarily attributable to net sales growth of 8.6% in the third quarter of fiscal 1999 in our STM journal markets, when adjusted for lower paper prices. This growth was partially offset by an 8.3% decline in special interest magazine net sales, due principally to our decision to discontinue servicing certain non-strategic magazine accounts in fiscal 1998.

  Net sales for the Marketing Communications sector declined 5.7% for the third quarter of fiscal 1999. This reduction was due principally to lower sales in our financial communications and custom publishing businesses, which we divested in the third quarter of fiscal year 1999. Adjusted for the acquisition of Germersheim and the divestitures of our financial communications and custom publishing product lines, net sales for the Marketing Communications sector increased by 4.1% for the third quarter of fiscal 1999. This increase was led by sales growth of 33.8% and 4.8%, respectively, for our graphic solutions and specialty packaging and promotional printing product lines. These increases were generally attributable to the addition of new clients, increased work from existing clients, and the enhancement of manufacturing and sales capacity within these businesses. The acquisition of certain assets from Beacon Press in October 1998 also contributed to the increase in this year's third quarter results.

 Gross Profit

  Our gross profit margin declined to 19.4% of net sales for the third quarter of fiscal 1999 compared to 23.4% for the same period of fiscal 1998. This decrease was primarily attributable to several factors including: (1) the impact of lower margins in our financial communication product line; (2) lower net sales in our custom publishing product line, and (3) higher costs and certain production inefficiencies associated with the integration of Germersheim into our existing point-of-purchase product line. Adjusted for the divested financial communications and custom publishing product lines, our gross profit margin was 20.4% in the third quarter compared to 21.8% for the prior year.

 Selling and Administrative Expenses

  Selling and administrative expenses expressed as a percentage of net sales declined to 14.1% in the third quarter of fiscal 1999 compared to 16.0% for the same period of fiscal 1998. This improvement was largely attributable to better leverage from top-line sales growth, continued aggressive cost containment, lower sales and administrative costs in our point of purchase product line resulting from the integration of Germersheim and lower incentive compensation and discretionary benefits reflecting lower than anticipated quarterly performance.

 Operating Income

  Operating income rose 97.6% to $14.9 million in the third quarter of fiscal 1999 compared to $7.5 million in the same period of fiscal 1998. Adjusted for the $9.5 million net pre-tax gain from the divestitures of our financial communications and custom publishing businesses, and the results of operations of the divested businesses, operating income rose 22.9% to $6.8 million for the third quarter of fiscal 1999.

 Interest Expense and Income Taxes

  Interest expense increased $0.1 million for the third quarter of fiscal 1999 compared to the same period last year due to higher interim debt levels resulting primarily from acquisitions and additional working capital requirements.

  The effective income tax rate was 38.5% for the third quarter of fiscal 1999 and fiscal 1998.

Comparison of Nine Months Ended March 31, 1999 with Nine Months Ended March 31, 1998

 Net Sales

  Net sales for the first nine months of fiscal 1999 increased 6.5% to $308.6 million from $289.6 million for the same period in fiscal 1998. The increase for the nine-month period was driven primarily by growth from our STM journal, graphic solutions and specialty packaging and promotional printing product lines and the inclusion of Germersheim's point-of-purchase operations in the first nine months of fiscal 1999. Adjusted for the acquisition of Germersheim and the divestitures of our financial communications and custom publishing product lines, net sales growth was 5.8% for the nine-month period ended March 31, 1999.

  Professional Communications sector net sales rose 2.4% to $154.3 million during the first nine months of fiscal 1999. This increase was primarily attributable to net sales growth in our STM journal product line, which was partially offset by lower magazine net sales. This decline was due principally to our decision to discontinue serving certain non-strategic magazine accounts in fiscal 1998.

  Net sales for the Marketing Communications sector increased by 11.7% for the first nine months of fiscal 1999, from $138.9 million to $155.1 million. This increase was primarily driven by sales growth of 28.5% and 19.4% in our graphic solutions and specialty packaging and promotional printing product lines, respectively, and the inclusion of Germersheim's point-of-purchase operations in the first nine months of fiscal 1999. These increases in net sales were generally attributable to the addition of new clients, increased work from existing clients and the expansion of manufacturing and selling capacity within these businesses. The acquisition of certain assets from Beacon Press in October 1998 also contributed to the growth in our graphic solutions product line. These increases were partially offset by lower net sales from our financial communications and custom publishing product lines, which were divested in the third quarter of fiscal 1999.

 Gross Profit

  Our gross profit margin declined to 20.0% for the first nine months of fiscal 1999, compared to 22.8% for the same period of fiscal 1998. This decline was attributable to several factors, including: (1) the impact of lower margins in our financial communications product line; (2) lower net sales in our custom publishing product line; and (3) higher costs and certain production inefficiencies associated with the integration of Germersheim into our existing point-of-purchase product line. Adjusted for the divestitures of our financial communications and custom publishing product lines, gross profit margin was 20.3% for the first nine months of fiscal 1999 compared to 21.2% for the same period last year.

 Selling and Administrative Expenses

  Selling and administrative expenses expressed as a percentage of net sales declined to 13.7% in the first nine months of fiscal 1999 from 15.9% for the same period of fiscal 1998. This improvement was largely attributable to net sales growth, continued aggressive cost containment, lower sales and administrative costs in our point-of-purchase product line resulting from the integration of Germersheim and lower incentive compensation and discretionary benefits reflecting lower than anticipated year-to-date performance.

 Operating Income

  Operating income rose 44.5% for the first nine months of fiscal 1999 to $28.9 million compared to $20.0 million in the same period of fiscal 1998. Adjusted for the $9.5 million net pre-tax gain on the divestitures of our financial communications and custom publishing product lines, and the operating results of these product lines, our operating income rose 33.5% to $20.6 million for the first nine months of fiscal 1999 compared to the same period last year.

Interest Expense and Income Taxes

  Interest expense increased $0.5 million for the first nine months of fiscal 1999 over the same period last year due to higher interim debt levels resulting primarily from acquisitions and additional working capital requirements.

  The effective income tax rate remained unchanged at 38.5% for the first nine months of fiscal 1999 and fiscal 1998.

Liquidity and Capital Resources

 Operating Activities

  Net cash provided by operating activities was $3.5 million for the first nine months of fiscal 1999, as compared to $27.3 million for the first nine months of 1998, representing a $23.8 million reduction in cash provided by operating activities. This change was primarily due to an increase in working capital demands in the first half of fiscal 1999, which included: (1) seasonal increases in receivables due to higher net sales over the prior quarter and pre-billings to customers; (2) seasonal increases to work in process and paper inventory levels; (3) final payments on certain production equipment purchased in late fiscal 1998; and (4) the payment of fiscal year 1998 sales and management incentives. The decrease in cash provided by operating activities as compared to the prior year was partially offset by a reduction in cash outflows related to our restructuring plans announced in the fourth quarters of fiscal years 1998 and 1997 and by a decrease in the required cash contribution to fund our pension plan.

 Investing Activities

  Net cash provided by (used in) investing activities was $18.1 million for the first nine months of fiscal 1999, compared to $(24.0) million in the first nine months of 1998. This increase was due primarily to the receipt of $35.0 million in proceeds from the sale of the financial communications product line, offset by an aggregate of $5.2 million paid for the purchase of certain printing assets of Beacon Press and the acquisition of Dynamic Diagrams, Inc., a web information architecture firm. Capital expenditures for the first nine months of fiscal 1999 were $12.3 million compared to $28.6 million in the prior period, and primarily consisted of investments in new presses and new business and manufacturing systems.

 Financing Activities

  Net cash used in financing activities was $21.3 million for the first nine months of fiscal 1999 compared to $3.2 million for the same period of the prior year. We reduced borrowings by $18.3 million in the first nine months of fiscal 1999. Additional uses of funds include the repurchase of shares of our common stock for $3.9 million, and dividend payments of $1.2 million.

  Total debt at March 31, 1999 was $83.5 million, down from $101.8 million at June 30, 1998, as proceeds from the sale of the financial communications product line partially offset an increase in working capital requirements described above. As a result of the decreased debt level, our debt to total capital ratio decreased to 40.9% at March 31, 1999, from 48.1% at June 30, 1998.

  On April 1, 1999, we entered into a new five year, $200.0 million senior credit facility. Initial borrowings under this facility totaled approximately $145.0 million and were used to pay off borrowings under our former senior credit facility, to repay certain indebtedness of Mack and to pay the cash purchase price to the former shareholders of Mack.

  Our primary cash requirements will be for debt service, capital expenditures and working capital. Our primary sources of liquidity will be cash flow provided by operations and borrowings under our senior credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources to meet our anticipated debt service requirements, capital expenditures and working capital needs through fiscal 2000. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior credit facility or otherwise to enable us to do so. Our future operating performance and our ability to service or refinance the Notes or to service, extend or refinance our senior credit facility depends on our ability to implement our business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control.

Year 2000 Issue

  Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. We recognize the need to ensure that our operations will not be adversely impacted by Year 2000 software failures and are in the process of preparing for the Year 2000. We are engaged in an ongoing analysis and remediation of our Year 2000 exposure. Mack, which we acquired on April 1, 1999, was engaged in its own analysis of its Year 2000 exposure at the time we acquired them. We are actively continuing the process that they started and are aggressively integrating Mack's Year 2000 response model into our model, which is discussed below. Because each company's Year 2000 model has operated separately up to this point, we have presented separate discussions of each below.

 Cadmus

  In April 1998, we designated a formal Year 2000 monitoring team to coordinate, identify, evaluate and implement changes to computer systems and applications necessary to achieve a Year 2000 date conversion with minimal effect on customers or disruption to business operations. Cadmus' Year 2000 response model includes the following four phases, each of which are explained more fully below:

  . problem awareness;

  . inventory;

  . assessment; and

  . remediation, testing and implementation.

  Problem Awareness: During the problem awareness phase, we held training sessions for management on potential effects of the change to the year 2000 and notified our employees that we were aware of and addressing the problem. This phase was completed in October 1998.

  Inventory: During this phase, the monitoring team conducted site level inventories of systems and equipment to survey assets and software for potential compliance problems. Information technology systems and operational systems (presses, environmental controls, telecommunications equipment, etc.) were addressed. These continually updated inventories formed the basis of the site level remediation, testing and implementation efforts. All formal system inventories were completed by November 1998.

  Assessment: In the assessment phase, we analyzed the results of our inventories and concluded that our risk of having non-compliant systems was low. The assessment phase was completed by November 1998.

  Remediation, Testing and Implementation: This phase began in January 1999. During this phase, we are implementing planned financial and administrative system upgrades and Year 2000 compliant replacements. In addition, our manu-facturing systems also are being made compliant. Programming modifications are currently being tested and will be placed back into production when the test-ing is complete. We expect to substantially complete all remediation, testing and implementation on or before June 30, 1999, with the exception of implemen-tation and testing of some systems (primarily embedded components) for which vendors are currently developing upgrades. We expect those systems to be com-pliant by July 31, 1999.

  We believe that our most reasonably likely worst case Year 2000 scenario may involve non-compliant vendors or non-compliant customers who may experience business outages. Accordingly, we are currently communicating with all third parties with which we have a material relationship (including vendors, financial institutions and customers) and identifying potentially non-compliant parties. We then will compile a list of non-compliant parties for the purpose of assessing the degree of exposure and risk. Contingency plans specific to those parties (including, with respect to vendors, alternative vendor relationships) will be developed at that time. This process is expected to be completed by July 31, 1999.

  We estimate the total cost of achieving Year 2000 compliance to be $0.4 million to $0.6 million in excess of our normal software upgrades and replacements. Some of these costs have already been incurred during fiscal 1998. The remainder will be incurred in fiscal 1999 and will be expensed through operations.

 Mack

  We have substantially completed the inventory and assessment process for the Mack entities and have made progress in their remediation.

  Prior to our acquisition of Mack, they recognized the need to ensure that their business operations would not be adversely affected by the Year 2000 and were aware of the time-sensitive nature of the problem. Mack has assessed and we are completing our assessment of how Mack may be impacted by the Year 2000. Mack had formulated and commenced a comprehensive plan to address all known aspects of the Year 2000 problem: information systems, production and facilities equipment, suppliers and customers. We are currently making inquiries of Mack's customers and suppliers to assess their Year 2000 readiness. We are also in the process of testing Mack's information technology systems, as well as all other systems and verifying that vendor-supplied or outsourced systems will be Year 2000 compliant. Any systems that are not compliant will be repaired or replaced. Mack executives have represented that they have substantially completed their assessment of how Mack may be impacted, have completed the development of plans to address the testing and remediation of their systems and have completed more than half of their testing and remediation activities. In collaboration with former Mack executives, we have estimated that Mack will complete this process prior to October 1999.

  The identifiable costs of assessing and modifying Mack's computer software and hardware and its production facilities and equipment, incurred as of March 31, 1999, were $1.8 million. The estimated costs yet to be incurred are $2.0 million. In conjunction with our purchase of Mack, $2.0 million of the purchase price has been placed in escrow to cover the expected Year 2000 costs. The current assessment (and therefore the escrow) does not include costs related to software and hardware replaced in the normal course of business other than replacements accelerated due to the Year 2000 issue.

  We believe that the most reasonably likely worst-case Year 2000 scenario for Mack may involve non-compliant vendors or non-compliant customers who may experience business outages. Accordingly, we are currently communicating with all third parties with which Mack has a material relationship (including vendors, financial institutions and customers) and identifying potentially non-compliant parties. We will compile a list of non-compliant parties for the purpose of assessing the degree of exposure and risk. Contingency plans specific to those parties (including, with respect to vendors, alternative vendor relationships) will be developed at that time. We expect to complete this entire process for Mack prior to November 1999.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  There have been no material changes to the information concerning the Company's "Quantitative and Qualitative Disclosures about Market Risk" as previously reported in the Company's Report on Form 10-K for the year ended June 30, 1998.

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

(c) On February 1, 1999, the Company issued 16,506 shares of its common stock to Paul Kahn and 16,506 shares of its common stock to Krzysztof Lenk. The common stock of the Company was issued to Mr. Kahn and Mr. Lenk in connection with the purchase by Cadmus Journal Services, Inc. ("CJS"), a subsidiary of the Company, of a portion of the stock of Dynamic Diagrams, Inc., a privately held company, owned by Mr. Kahn and Mr. Lenk and in partial satisfaction of the purchase price of the stock of Dynamic Diagrams, Inc. purchased by CJS. The Company issued these shares of its common stock to Mr. Kahn and Mr. Lenk in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as the issuance by the Company did not involve a public offering of such shares.

Item 6. Exhibits and Reports on Form 8-K.

(a)Exhibits:

   Exhibit 10.1 $200,000,000 Credit Agreement dated as of April 1, 1999 among
                Cadmus Communications Corporation, The Banks Listed Therein,
                NationsBank, N.A., as Documentation Agent, First Union National
                Bank, as Syndication Agent and Wachovia Bank, N.A, as Agent
   Exhibit 10.2 Senior Subordinated Increasing Rate Notes, Series A Indenture
                Dated April 1, 1999, among Cadmus Communications Corporation,
                Cadmus Journal Services, Inc., Washburn Graphics, Inc.,
                American Graphics, Inc., Expert Graphics, Inc., Cadmus Direct
                Marketing, Inc., Three Score, Inc., Mack Printing Company, Port
                City Press, Inc., Mack Printing Group, Inc., Science Craftsman
                Incorporated, each of the Cadmus Communications Corporation's
                Restricted Subsidiaries that in the future executes a supplemental indenture in which such Restricted Subsidiary agrees to be bound by the terms of this Indenture as a Guarantor and Wilmington Trust Company
   Exhibit 10.3 Senior Subordinated Increasing Rate Notes, Series B Indentures
                dated April 1, 1999, among Cadmus Communications Corporation ,
                Cadmus Journal Services, Inc., Washburn Graphics, Inc.,
                American Graphics, Inc., Expert Graphics, Inc., Cadmus Direct
                Marketing, Inc., Three Score, Inc., Mack Printing Company, Port
                City Press, Inc., Mack Printing Group, Inc., Science Craftsman
                Incorporated, each of the Cadmus Communications Corporation's
                Restricted Subsidiaries that in the future executes a supplemental indenture in which such Restricted Subsidiary agrees to be bound by the terms of this Indenture as a Guarantor and Wilmington Trust Company
   Exhibit 10.4 Senior Subordinated Increasing Rate Notes, Series C Indenture
                Dated April 1, 1999, among Cadmus Communications Corporation ,
                Cadmus Journal Services, Inc., Washburn Graphics, Inc.,
                American Graphics, Inc., Expert Graphics, Inc., Cadmus Direct
                Marketing, Inc., Three Score, Inc., Mack Printing Company, Port
                City Press, Inc., Mack Printing Group, Inc., Science Craftsman
                Incorporated, each of the Cadmus Communications Corporation's
                Restricted Subsidiaries that in the future executes a supplemental indenture in which such Restricted Subsidiary agrees to be bound by the terms of this Indenture as a Guarantor and Wilmington Trust Company
   Exhibit 27   Financial Data Schedule

(b)Reports on Form 8-K:

  On January 26, 1999, the Company filed a Form 8-K, which included the press release dated January 26, 1999 regarding fiscal 1999 second quarter financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

  On February 26, 1999, the Company filed a Form 8-K, which included the press release dated February 26, 1999 regarding the Company's decision to sell its financial communications and custom publishing divisions, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

  On March 12, 1999, the Company filed a Form 8-K, dated March 1, 1999, which included a copy of the Purchase Agreement by and among Washburn Graphics, Inc., Washburn of New York, Inc., Cadmus Communications Corporation, and R.
  R. Donnelley & Sons Company, related to the sale of certain assets and liabilities of the Company's Financial Communications division to R. R. Donnelley & Sons Company.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Cadmus Communications Corporation

Date: May 13, 1999                          /s/ C. Stephenson Gillispie, Jr.
                                          _____________________________________
                                              C. Stephenson Gillispie, Jr.
                                             Chairman, President, and Chief
                                                    Executive Officer

Date: May 13, 1999                                 /s/ Bruce V. Thomas
                                          _____________________________________
                                                     Bruce V. Thomas
                                             Senior Vice President and Chief
                                                    Financial Officer