Form 10-K
period 1999-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1999-09-27
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended June 30, 1999

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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ____

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

                  As of July 31, 1999, 9,014,188 shares of Registrant's common stock were outstanding, and the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $67,174,000 based on the last sale price on July 31, 1999.

                            DOCUMENTS INCORPORATED BY REFERENCE:

                  Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1999 are incorporated in Parts I and II of this report. Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on November 18, 1999 are incorporated in Part III of this report.

                                      INDEX


PART I
                                                                          Page
Item 1.    Business..........................................................3
Item 2.    Properties........................................................6
Item 3.    Legal Proceedings.................................................7
Item 4.    Submission of Matters to a Vote of Security Holders...............7


PART II

Item 5.    Market for the Registrant's Common Equity and
                  Related Stockholder Matters................................9
Item 6.    Selected Financial Data...........................................9
Item 7.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............9
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........9
Item 8.    Financial Statements and Supplementary Data.......................9
Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure........................9


PART III

Item 10.   Directors and Executive Officers of the Registrant...............10
Item 11.   Executive Compensation...........................................10
Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management............................................10
Item 13.   Certain Relationships and Related Transactions...................10


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.......................................10

                                     PART I
                                ITEM 1. BUSINESS

                                  INTRODUCTION

         Headquartered in Richmond, Virginia, Cadmus Communications Corporation ("Cadmus" or the "Company") provides customers with integrated, end-to-end information, and communications solutions. The Company is organized around two primary business sectors: Professional Communications serving customers who publish information, and Marketing Communications serving customers who convey marketing messages. Cadmus is the largest printer and producer of scientific, technical, and medical ("STM") journals and publications in the United States, and is a leading national printer and producer of special interest magazines, point of purchase materials and specialty packaging materials. Additional Cadmus services include commercial printing, advertising, direct marketing, software duplication, catalog production, and interactive media.

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

         Cadmus began as a printing organization that, through strategic mergers and acquisitions, has augmented its core printing competency with full creative expertise, distribution, and fulfillment capabilities. The most significant acquisitions to date include the following:
o in fiscal 1986, American Graphics Inc., a company located in Atlanta, Georgia, providing graphic design services, promotional printing and production of point of purchase advertising materials;
o in fiscal 1993, the assets of the Waverly Press Division of Waverly, Inc., a division located in Baltimore and Easton, Maryland, engaged in the printing of STM journals;
o in fiscal 1996, Lancaster Press, Inc. and its subsidiaries, a Pennsylvania-based producer of STM journals;
o in fiscal 1998, Germersheim, Inc., an Atlanta-based national point of purchase marketing service provider;
o in fiscal 1999, Dynamic Diagrams, a web-site design and architecture firm which specializes in helping organizations structure and design large web sites; and
o in fiscal 1999, the Mack Printing Group, based in Maryland and Pennsylvania, one of the nation's largest producers of STM journals, directories and soft-cover books.

ORGANIZATIONAL STRUCTURE AND PRODUCT LINES

         The Company's current organizational structure was effected during fiscal 1997, when it announced a major restructuring plan designed to exit or reshape those businesses that were not performing or were not core to its strategy, and to create a more efficient and cost effective organizational structure. In connection with the restructuring, the Company reorganized its organizational and operational structure into two business sectors: Professional Communications and Marketing Communications.

CADMUS PROFESSIONAL COMMUNICATIONS

         Cadmus Professional Communications provides a full range of composition, editorial, prepress, printing, warehousing and distribution services. In addition, this sector provides a full complement of digital products and services, including website design and architecture, content management, Internet and CD-ROM based electronic archiving, electronic peer review, and online publishing. Cadmus Professional Communications includes end-to-end services under the following divisions: Cadmus Journal Services, Cadmus Mack and Cadmus Dynamic Diagrams. Cadmus Professional Communications generated approximately 55% of the Company's net sales in fiscal 1999.

          CADMUS JOURNAL SERVICES. Cadmus Journal Services ("CJS") is the world's largest producer of STM journals. CJS provides a full range of solutions for publishers of journals, magazines, and other professional and scholarly information. Services include traditional copy editing, issue management, composition, printing and distribution services, and a full complement of digital and ancillary services such as content management, reprints and online services for commercial, not-for-profit, associations, and special interest publications.

         CADMUS MACK. Purchased in April, 1999, Cadmus Mack is one of the nation's largest producers of periodicals. Like CJS, this group also provides a full range of solutions for publishers of journals, magazines, and other periodicals. In addition, Cadmus Mack capabilities include "short-run" journal printing, a full range of weekly and tabloid magazine production and distribution capabilities, and books and directories production.

         CADMUS DYNAMIC DIAGRAMS. Cadmus Dynamic Diagrams specializes in helping organizations structure and design large web sites. Services include site planning, architecture and design, user interface design, site mapping, print design, and building information-rich sites for online publications and reference books.

CADMUS MARKETING COMMUNICATIONS

         Cadmus Marketing Communications provides a full range of services in point of purchase marketing, specialty packaging and promotional printing, graphic solutions, software duplication, catalog design and photography, commercial printing, direct marketing, interactive media, and fulfillment and distribution services. Cadmus Marketing Communications includes end-to-end marketing services under the following product lines: CadmusCom, Cadmus Graphic Solutions, Cadmus Point of Purchase, Cadmus Specialty Packaging and Promotional Printing, and Cadmus Technology Solutions. Marketing Communications generated approximately 45% of the Company's net sales in fiscal 1999.

         CADMUSCOM. CadmusCom is comprised of two divisions: CadmusCom Atlanta and Cadmus Direct Marketing. CadmusCom Atlanta offers full-scale collateral and advertising design, catalog design and production, and interactive media services. Cadmus Direct is a full-service direct marketing agency providing database-driven marketing services to clients.

         CADMUS GRAPHIC SOLUTIONS. Cadmus Graphic Solutions offers state-of-the-art commercial pre-press and printing, finishing and binding, graphic design services, mailing services, data archiving and content management for electronic applications. This business conducts internal system and process analysis for clients, that enables them to reduce overhead, streamline procurement, and manage graphic communications programs.

         CADMUS POINT OF PURCHASE. Cadmus Point of Purchase produces temporary and semi-permanent marketing displays for retailers. It offers strategic marketing plan development, in-house creative design and promotional concepts, print production and assembly, kit packing, fulfillment, and database management for multi-outlet locations. Products include unique table-top displays, tent cards, banners, posters, shelf danglers, translites, motorized aisle displays, retail spectaculars, and other point of purchase materials.

         CADMUS SPECIALTY PACKAGING AND PROMOTIONAL PRINTING. Cadmus Specialty Packaging and Promotional Printing produces packages that serve as point of sale advertising, and collateral materials that communicate marketing messages. Its services include structural design, production and distribution of high-quality, full-color external and internal packaging, dimensional mailers, corporate identity materials, annual reports, product literature, computer documentation, and catalogs.

         CADMUS TECHNOLOGY SOLUTIONS. Cadmus Technology Solutions is a turnkey fulfillment and distribution operation that handles CD and floppy disk duplication, label printing, packaging and other printing, inventory and logistics management. This business has the capability of accepting customer data daily, fulfilling requests within 24-hours, and capitalizing on the delivery with pre-printed, distinguishable, brand advertising packaging.

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

RAW MATERIALS
         The principal raw material used in Cadmus' business is paper. Significant stock inventories are not maintained except within the Professional Communications sector where a supply of roll paper stock is required to operate the web presses. The other companies generally purchase paper on a direct order basis for specific jobs. Cadmus purchases its paper requirements under agreements that guarantee tonnage and provide short-range price protection for three- to sixmonth intervals. The price of paper charged to customers is subject to escalation so that, except in rare instances, Cadmus does not have exposure to changes in the cost of paper.
         The Company uses a variety of other raw materials including ink, film, offset plates, chemicals and solvents, glue, wire, and subcontracted components. In general, the Company has not experienced any significant difficulty in obtaining raw materials.

COMPETITION
         Cadmus competes with a large number of companies, some of which have greater resources and capacity. In recent years, there has been an excess of capacity in the printing industry that has increased competition. Rapid technological change has brought new competitors to the market-place. The markets served by Cadmus face competition based on a combination of factors including quality, service levels, and price. To lessen exposure to larger competitors with greater resources, Cadmus focuses generally on specialized markets where the Company can achieve market leader status, and where the Company can gain competitive advantages through knowledge of the market and ability to offer high quality, end-to-end solutions to customers.

EMPLOYEES
         Cadmus employs approximately 4,100 persons, approximately 22% of which are currently covered by collective bargaining agreements. Cadmus believes its relationship with its employees is good. In addition, the Company believes that no single collective bargaining agreement is material to the operations taken as a whole.

REGULATION
         Cadmus operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions: waste generation, handling, management and disposal; wastewater treatment and discharge: and remediation of soil and groundwater contamination. Cadmus believes that it is in substantial compliance with environmental laws and regulations.

CERTAIN FINANCIAL INFORMATION
         Information with respect to Cadmus' sales, operating profits, and financial condition for each of its past five years appears in the "Selected Financial Data" referred to in Item 6 of this Form 10-K.

                               ITEM 2. PROPERTIES

The Company considers all of its properties and the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present needs. The Company will expand as necessary for the continued development of its operations. The following table contains information regarding the Company's primary facilities as of June 30, 1999:

-----------------------------------------------------------------------------------------------------------------------
PRODUCT LINE                        LOCATION              PRIMARY USE                              OWNED/      SIZE
                                                                                                   LEASED   (SQ. FT.)
-----------------------------------------------------------------------------------------------------------------------
PROFESSIONAL COMMUNICATIONS SECTOR
Journal Services                    Akron, PA             Manufacturing/Composition                 Owned       50,000
Directories, Books                  Baltimore, MD         Manufacturing/Printing                   Leased      175,000
Journal Services                    Baltimore, MD         Manufacturing/Composition                Leased       51,700
Directories, Books                  Baltimore, MD         Warehouse, Distribution                  Leased       40,000
Magazines                           East Stroudsburg, PA  Manufacturing/Printing                    Owned      164,570
Journal Services                    Easton, MD            Manufacturing/Printing                    Owned      196,800
Journal Services, Magazines         Easton, PA            Manufacturing, Warehouse, Offices         Owned      252,320
Journal Services                    Ephrata, PA           Manufacturing/Printing                    Owned      142,300
Journal Services, Magazines         Ephrata, PA           Warehouse                                Leased       24,840
Journal Services                    Lancaster, PA         Manufacturing/Printing                    Owned      175,000
Journal Services                    Lancaster, PA         Warehouse                                 Owned       52,000
Journal Services, Magazines         Lancaster, PA         Warehouse, Distribution                  Leased       18,000
Journal Services, Magazines         Richmond, VA          Manufacturing/Printing                    Owned      266,900
Journal Services                    Richmond, VA          Warehouse, Backcopy                      Leased       72,000
Journal Services                    Richmond, VA          Manufacturing, Digital Services           Owned       14,760

MARKETING COMMUNICATIONS SECTOR
Specialty Packaging (Disk           Atlanta, GA           Manufacturing                            Leased      88,000
Duplication)
Point of Purchase                   Atlanta, GA           Manufacturing                             Owned      80,000
Point of Purchase                   Atlanta, GA           Manufacturing, Office                     Owned      65,300
Point of Purchase                   Atlanta, GA           Warehouse                                Leased      61,175
Marketing Services (Catalogs)       Atlanta, GA           Catalog Services and Production          Leased      60,000
Point of Purchase                   Atlanta, GA           Offices                                  Leased      38,000
Point of Purchase                   Atlanta, GA           Warehouse                                Leased      19,000
Specialty Packaging and Promotional Charlotte, NC         Manufacturing/Printing                    Owned     180,000
Printing
Specialty Packaging and Promotional Charlotte, NC         Warehouse                                Leased      39,600
Printing
Marketing Services (Direct          Charlotte, NC         Direct Marketing Services                Leased      19,000
Marketing)
Graphic Solutions                   Richmond, VA          Manufacturing/Printing                    Owned      97,000
Marketing Services (Advertising,
Identity Marketing, New Media)      Richmond, VA          Advertising Services                     Leased      13,000

OTHER
Corporate Office                    Richmond, VA          Corporate Office                         Leased      23,000

                            ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to various legal actions that are ordinary and incidental to its business. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and can be reasonably estimated. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Cadmus are elected by the Board of Directors ("Board") of the Company to serve one-year terms. The following table contains information about the executive officers of Cadmus:

                                                                                  OTHER BUSINESS EXPERIENCE
NAME (AGE)                             POSITION AND LENGTH OF SERVICE             DURING PAST FIVE YEARS
----------                             ------------------------------             -------------------------
C. Stephenson Gillispie, Jr. (57)      Chairman of the Board, President, and      President and Chief Operating Officer, Cadmus,
                                       Chief Executive Officer, Cadmus 1992-      1990-1992.
                                       present.

David G. Wilson, Jr. (58)              Chairman, Professional Communications      Executive Vice President,
                                       Sector, Cadmus, 1998-present.              Professional Communications, Cadmus, 1997-1998;
                                                                                  President,Cadmus Journal Services, Cadmus,
                                                                                  1994-1998; Senior Vice President & General
                                                                                  Manager of the Byrd Journal division, Cadmus,
                                                                                  1993-1994.

Steven R. Isaac (51)                   Executive Vice President                   Group President, Cadmus Marketing Group,
                                       Marketing Communications Sector, Cadmus,   Cadmus, 1996 - 1997; Executive Vice President
                                       1997-present.                              and Chief Operating Officer, The Martin Agency,
                                                                                  1996; Chairman and CEO, Martin Direct, 1979-1996.

Joseph J. Ward (52)                    Executive Vice President of Sales &        Group President and CEO of Cadmus Journal
                                       Marketing, Professional Communications     Services, Cadmus, 1998-1999;
                                       Sector, Cadmus, 1999-present               President, Direct Response for Europe & North
                                       Executive Vice President, Cadmus           America, Bertelsmann Book Group, Bertelsmann
                                       Professional Communications, Cadmus,       AG, 1996-1998; President & CEO, JWard
                                       1998-present.                              Consulting, 1995-1996; President, Meredith Book
                                                                                  Group, Meredith Corporation, 1991-1995.

Bruce V. Thomas (42)                   Senior Vice President and Chief            Vice President and Chief Financial Officer,
                                       Financial Officer, Cadmus 1997-present.    Cadmus, 1996-1997; Vice President, Law and
                                                                                  Development, Cadmus, 1992-1996.

David E. Bosher (46)                   Vice President and Treasurer, Cadmus       Vice President, Treasurer, and Chief Financial
                                       1993-present.                              Officer, Cadmus, 1990-1993.

Edward B. Fernstrom (50)               Vice President,  Information               Vice President, Chief Information Officer,
                                       Technology, Cadmus 1995-present.           Dyncorp, 1990-1995.

John H. Phillips (55)                  Vice President, Special Projects,          Vice President, Procurement and Operations
                                       Cadmus, July 1999-present.                 Finance, Cadmus, 1997-present;  Vice President,
                                                                                  Support and Development, Cadmus, 1996-1997;
                                                                                  Vice President and Regional Manufacturing Officer,
                                                                                  Cadmus, 1994-1996; Vice President Operations,
                                                                                  Cadmus, 1992-1994.

Bruce G. Willis (38)                   Vice President and Controller, Cadmus,     Vice President of Finance, Marketing
                                       July 1999-present.                         Communications Sector, Cadmus, 1997 to 1999;
                                                                                  Director, Financial Planning and Analysis, Cadmus,
                                                                                  1996-1997; Director of Finance, Sales and
                                                                                  Marketing Group, Cadmus, 1995-1996; Controller
                                                                                  of the Byrd Journal division, Cadmus, 1992 to
                                                                                  1995.

D. Raymond Fisher (43)                 Vice President, Strategy & Business        Vice President and Controller, Cadmus,
                                       Development, Cadmus, July 1999-present.    1998-1999;  Director Corporate Strategy, CSX
                                                                                  Corporation, 1994-1998.

                                     PART II

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         Cadmus common stock is traded in the over-the-counter market and has been quoted in the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "CDMS" since July 2, 1984 and in the NASDAQ National Market since April 16, 1985. Information with respect to market prices is presented on page 33 of the Annual Report and is incorporated herein by reference.
         As of August 31, 1999, the approximate number of beneficial holders of Cadmus common stock was 2,000, which includes stockholders recorded on security position listings.
         On August 12, 1999 Cadmus declared a regular quarterly cash dividend of $.05 per share, payable on September 3, 1999, to shareholders of record as of August 23, 1999. Additional information with respect to dividends declared is presented on page 33 of the Annual Report and is incorporated herein by reference.
         The amount of any future dividends will depend on general business conditions encountered by Cadmus, as well as the financial condition, earnings and capital requirements of Cadmus, and such other factors as the Board of Directors may deem relevant. For additional information regarding restrictions on payment of dividends, see the Notes to Consolidated Financial Statements (Note 7) referenced in Item 8 of this report.

                         ITEM 6. SELECTED FINANCIAL DATA

         The information presented under the caption "Selected Financial Data" on page 25 of the Annual Report to Shareholders is incorporated herein by reference.


            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The information presented under the caption "Management's Discussion and Analysis" on pages 26 through 32 of the Annual Report to Shareholders is incorporated herein by reference.


                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         For quantitative and qualitative disclosures about market risk, see the Notes to Consolidated Financial Statements (Note 7) referenced in Item 8 of this report, and the information presented under the caption "Management's Discussion and Analysis - Liquidity and Capital Resources" on pages 29 through 31 of the Annual Report to Shareholders, incorporated herein by reference.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the registrant and subsidiaries contained on pages 34 through 54 of the Annual Report to Shareholders is incorporated herein by reference.
         The supplementary data regarding quarterly results presented under the caption "Selected Quarterly Data" on page 33 of the Annual Report to Shareholders is incorporated herein by reference.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Annual Meeting of Cadmus Stockholders ("Proxy Statement") to be mailed to the Stockholders on or about October 8, 1999.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the directors of the Registrant is contained on pages 6 through 9 and page 22 of the Proxy Statement and is incorporated herein by reference.

EXECUTIVE OFFICERS

         For more information regarding the executive officers of Cadmus, see "Executive Officers of the Registrant" at the end of Part I of this report.


                         ITEM 11. EXECUTIVE COMPENSATION

         Information on Executive Compensation is contained on pages 12 through 18 of the Proxy Statement and is incorporated herein by reference.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

         Information on Security Ownership of Certain Beneficial Owners and Management is contained on pages 3 through 5 of the Proxy Statement and is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on Certain Relationships and Related Transactions is contained on pages 11 and 12 of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K


(a)  FINANCIAL STATEMENTS AND SCHEDULES

         The financial statements incorporated by reference into item 8 of this report and the financial statement schedules filed as part of this report are listed in the Index to Financial Statements and Schedules on page 14 hereof.

 (b)  REPORTS ON FORM 8-K

      On April 6, 1999, the Company filed a Form 8-K, that included the press release announcing the April 1, 1999, acquisition of Mack Printing Company
(Mack). The filing also included the press release announcing that, in conjunction with its acquisition of Mack, the Company entered into a new $200 million revolving credit/term facility.

         On April 15, 1999, the Company filed a Form 8-K to report the April 1, 1999, acquisition of Melham Holdings Inc., the principal operating subsidiary of which was Mack Printing Company, a full-service producer of magazines, journals directories and soft-cover books.

               On April 29, 1999, the Company filed a Form 8-K, that included the press release regarding fiscal 1999 third quarter financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

      On May 13, 1999, the Company filed a Form 8-K/A, that amended Item 7 in the Current Report on the Form 8-K filed March 12, 1999, to provide the financial data required by Item 7(b) regarding the sale of certain assets and liabilities related to the Company's Financial Communications division.

      On May 13, 1999, the Company filed a Form 8-K/A, that amended Item 2 and
Item 7 in the Current Report on Form 8-K filed on April 15, 1999, to provide the financial statements required by Item 7 and to provide other disclosures regarding the acquisition of Melham Holdings, Inc. and its principal operating subsidiary, Mack Printing Company.

      On June 9, 1999, the Company filed a Form 8-K, that included the press release announcing that the Company completed its offering pursuant to Rule 144A under the Securities Act of 1933 of $125 million aggregate principal amount Senior Subordinated Notes.

      On August 10, 1999, the Company filed a Form 8-K, that included the press release regarding fiscal 1999 fourth quarter and year end financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

(c)  EXHIBITS

         The Exhibits listed in the accompanying "Index of Exhibits" on pages 17 through 20 hereof are filed as a part of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of September, 1999.
                                   CADMUS COMMUNICATIONS CORPORATION

                                    /s/ C. Stephenson Gillispie, Jr.
                                   -------------------------------------
                                   C. Stephenson Gillispie, Jr.
                                   Chairman of the Board, President, and
                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 27th day of September 1999.

         Signature                                                Title
         ---------                                                -----
 /s/ C. Stephenson Gillispie, Jr.                Chairman of the Board, President, and
--------------------------------------           Chief Executive Officer
      C. Stephenson Gillispie, Jr.               (Principal Executive Officer)


/s/  Bruce V. Thomas                             Senior Vice President and Chief Financial Officer
--------------------------------------           (Principal Financial and Accounting Officer)
      Bruce V. Thomas

*/s/ Frank Daniels, III                          Director
--------------------------------------
      Frank Daniels, III

*/s/ G. Waddy Garrett                            Director
--------------------------------------
      G. Waddy Garrett

*/s/ John D. Munford, II                         Director
--------------------------------------
      John D. Munford, II

*/s/ Nathu R. Puri                               Director
--------------------------------------
     Nathu R. Puri

*/s/ John C. Purnell, Jr.                        Director
--------------------------------------
      John C. Purnell, Jr.

*/s/ Jerry I. Reitman                            Director
--------------------------------------
      Jerry I. Reitman

*/s/ Russell M. Robinson, II                     Director
--------------------------------------
      Russell M. Robinson, II

    */s/ John W. Rosenblum                       Director
---------------------------------------
          John W. Rosenblum

     */s/ Wallace Stettinius                     Director
---------------------------------------
           Wallace Stettinius

     */s/ Bruce A. Walker                        Director
---------------------------------------
           Bruce A. Walker

    */s/ David G. Wilson                         Director
---------------------------------------
           David G. Wilson

  *By /s/ C. Stephenson Gillispie, Jr.
---------------------------------------
     C. Stephenson Gillispie, Jr.
     Attorney-in-fact

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

         The Consolidated Balance Sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 1999 and 1998, and the related Consolidated Statements of Income, Cash Flows, and Shareholders' Equity for each of the three years in the period ended June 30, 1999, including the notes thereto, are included on pages 34 through 54 of the Registrant's Annual Report to Shareholders and are incorporated herein by reference. With the exception of the information incorporated by reference in numbered items 5, 6, 7 and 8, no other data appearing in the Annual Report is deemed to be "filed" as part of this 10K. The following additional financial data should be read in conjunction with these consolidated financial statements.

                                                                     PAGE

Report of Independent Accountants on Schedule II...................    15


Financial Statement Schedules:  *

II -  Valuation and Qualifying Accounts ...........................    16

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

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE II



To the Shareholders and Board of Directors of Cadmus Communications Corporation

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Cadmus Communication Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 9, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                       ARTHUR ANDERSEN LLP

Richmond, Virginia
August 9, 1999

                                                                   SCHEDULE II


                        CADMUS COMMUNICATIONS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                           (---------Additions----------)

Reserves and Allowances                                           Charged to       Charged to
Deducted from Asset                             Balance at         Costs and          Other                            Balance
Accounts:  Allowance                             Beginning           Other          Accounts-       Deductions-        at End of
for Doubtful Accounts                            of Period         Expenses        Describe        Describe  (A)       Period
---------------------                            ---------         --------        ----------      -------------       ------
Years Ended:
June 30, 1997                                    $ 2,310        $   1,046          $    497(B)       $   1,603         $2,250
June 30, 1998                                      2,250            1,299               307(C)           1,281          2,575
June 30, 1999                                      2,575              384             1,140(D)           1,018          3,081

(A) Uncollectible accounts charged off, net of recoveries.
(B) Includes allowance for doubtful accounts purchase accounting adjustments for Lancaster Press, Inc., and Subsidiaries, purchased in fiscal 1996.
(C) Includes allowance for doubtful accounts purchase accounting adjustments for the fiscal 1998 acquisition of Germersheim, Inc.
(D) Includes allowance for doubtful accounts purchase accounting adjustments for the fiscal 1999 acquisition of Mack Printing Company.

                                                                (---------Additions----------)

                                                                  Charged to      Charged to
                                                Balance at        Costs and          Other                            Balance
                                                 Beginning          Other          Accounts-      Deductions-        at End of
Restructuring Reserves                           of Period         Expenses        Describe        Describe  (A)       Period
----------------------                           ---------         --------        ----------      -------------       ------
Years Ended:
June 30, 1997                                    $    --        $  19,699          $        --       $  12,087           $7,612
June 30, 1998                                      7,612            3,950                   --           7,184            4,378
June 30, 1999                                      4,378               --                   --           4,378               --

(A) Restructuring related charges to the reserve.

                                INDEX OF EXHIBITS

2.1 Stock Purchase Agreement, dated as of April 1, 1999, by and among Cadmus Communications Corporation, Melham U.S. Inc., Purico (IOM) Limited and Paul F. Mack. (1)

2.2 Note Purchase Agreement, dated as of April 1, 1999, by and among Mack Printing Company, Mack Printing Group, Inc., Science Craftsman Incorporated, Port City Press, Inc., Melham, Inc. and G. S. Mezzanine Partners, L.P., G. S. Mezzanine Partners Offshore, L.P., Stone Street Fund 1997, L.P. and Bridge Street Fund 1997, L.P. (2)

2.3        Asset  Purchase  Agreement,  dated as of  February  20,  1999, by and among Washburn Graphics, Inc., Washburn of New York, Inc., Cadmus Communications Corporation and R. R. Donnelley & Sons Company. (3)

           The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of any schedules and exhibits to the foregoing exhibits that are not filed herewith in accordance with Item 601(b)(2) of Regulation S-K.

3.1 Restated Articles of Incorporation of Cadmus Communications Corporation, as amended. (4)

3.2        Bylaws of Cadmus Communications Corporation, as amended.  (5)

4.1 $200,000,000 Credit Agreement dated as of April 1, 1999 among Cadmus Communications Corporation, the Banks listed therein, NationsBank, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent and Wachovia Bank, N.A., as Agent. (6)

4.2 Senior Subordinated Increasing Rate Notes, Series A Indenture dated April 1, 1999, among Cadmus Communications Corporation, Cadmus Journal Services, Inc., Washburn Graphics, Inc., American Graphics, Inc., Expert Graphics, Inc., Cadmus Direct Marketing, Inc., Three Score, Inc., Mack Printing Company, Port City Press, Inc., Mack Printing Group, Inc., Science Craftsman Incorporated, each of the Cadmus Communications Corporation's Restricted Subsidiaries that in the future executes a supplemental indenture in which such Restricted Subsidiary agrees to be bound by the terms of this Indenture as a Guarantor and Wilmington Trust Company. (7)

4.3 Senior Subordinated Increasing Rate Notes, Series B Indenture dated April 1, 1999, among Cadmus Communications Corporation, Cadmus Journal Services, Inc., Washburn Graphics, Inc., American Graphics, Inc., Expert Graphics, Inc., Cadmus Direct Marketing, Inc., Three Score, Inc., Mack Printing Company, Port City Press, Inc., Mack Printing Group, Inc., Science Craftsman Incorporated, each of the Cadmus Communications Corporation's Restricted Subsidiaries that in the future executes a supplemental indenture in which such Restricted Subsidiary agrees to be bound by the terms of this Indenture as a Guarantor and Wilmington Trust Company. (8)

4.4 Senior Subordinated Increasing Rate Notes, Series C Indenture dated April 1, 1999, among Cadmus Communications Corporation, Cadmus Journal Services, Inc., Washburn Graphics, Inc., American Graphics, Inc., Expert Graphics, Inc., Cadmus Direct Marketing, Inc., Three Score, Inc., Mack Printing Company, Port City Press, Inc., Mack Printing Group, Inc., Science Craftsman Incorporated, each of the Cadmus Communications Corporation's Restricted Subsidiaries that in the future executes a supplemental indenture in which such Restricted Subsidiary agrees to be bound by the terms of this Indenture as a Guarantor and Wilmington Trust Company. (9)

4.5 Senior Subordinated Notes due 2009, Series A and Series B Indenture dated June 1, 1999, among Cadmus Communications Corporation, Cadmus Journal Services, Inc., Washburn Graphics, Inc., American Graphics, Inc., Expert Graphics, Inc., Cadmus Direct Marketing, Inc., Three Score, Inc., Mack Printing Company, Port City Press, Inc., Mack Printing Group, Inc., Science Craftsman Incorporated, each of the Cadmus Communications Corporation's Restricted Subsidiaries that in the future executes a supplemental indenture in which such Restricted Subsidiary agrees to be bound by the terms of this Indenture as a Guarantor and First Union National Bank. (10)

           The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Company that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

10.1       Cadmus Executive Incentive Plan dated November 11, 1997.  (11)

10.2 Cadmus Supplemental Executive Retirement Plan, as restated effective July 1, 1992. (12)

10.3       Cadmus 1984 Stock Option Plan.  (13)

10.4       Cadmus 1992 Non-Employee Director Stock Compensation Plan.  (14)

10.5       Cadmus 1997 Non-Employee Director Stock Compensation Plan.  (15)

10.6 Cadmus 1990 Long Term Stock Incentive Plan, as amended effective August 12, 1998. (16)

10.7       Cadmus Deferred Compensation Plan, as amended through February 16,
           1996.  (17)

10.8       Cadmus Non-Qualified Thrift Plan, as amended through March 26,
           1997. (18)

10.9 Employee Retention Agreement dated as of June 25, 1998 between Cadmus Communications Corporation and C. Stephenson Gillispie, Jr. (19)

10.10 Employee Retention Agreement dated as of June 25, 1998 between Cadmus Communications Corporation and David E. Bosher. (20)

10.11 Employee Retention Agreement dated as of June 25, 1998 between Cadmus Communications Corporation and Bruce V. Thomas. (21)

10.12 Employee Retention Agreement dated as of June 25, 1998 between Cadmus Communications Corporation and John H. Phillips. (22)

10.13 Employee Retention Agreement dated as of June 25, 1998 between Cadmus Communications Corporation and Edward B. Fernstrom. (23)

10.14 Employee Retention Agreement dated as of June 25, 1998 between Cadmus Communications Corporation and Steven R. Isaac. (24)

10.15 Employee Retention Agreement dated as of June 25, 1998 between Cadmus Communications Corporation and David G. Wilson, Jr. (25)

10.16 Employee Retention Agreement dated as of August 11, 1998 between Cadmus Communications Corporation and Joseph J. Ward. (26)

13. Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1999 which are incorporated by reference in this report on Form 10K.

21.       Subsidiaries of the Registrant, filed herewith.

23.       Consent of Arthur Andersen LLP, filed herewith.

24.       Powers of Attorney, filed herewith.

27.       Financial Data Schedule, filed herewith.

--------------------------------

1. Incorporated by reference to the Company's Current Report on Form 8-K dated April 1, 1999 (Commission File No. 0-12954).

2. Incorporated by reference to the Company's Current Report on Form 8-K dated April 1, 1999 (Commission File No. 0-12954.)

3. Incorporated by reference to the Company's Current Report on Form 8-K dated April 1, 1999 (Commission File No. 0-12954.)

4. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954).

5. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997 (Commission File No. 0-12954).

6. Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 1999 (Commission File No. 0-12954).

7. Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 1999 (Commission File No. 0-12954).

8. Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 1999 (Commission File No. 0-12954).

9. Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 1999 (Commission File No. 0-12954).

10. Incorporated by reference to the Company's Registration Statement on Form S-4 (Commission File No. 333-83121).

11. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

12.      Incorporated by reference to the Company's Form SE dated September 25,
         1992.

13. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 (Commission File No. 0-12954).

14.      Incorporated by reference to the Company's Form SE dated September 25,
         1992.

15. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

16. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

17. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

18. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

19. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

20. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

21. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

22. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

23. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

24. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

25. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

26. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

Copies of exhibits listed above may be obtained by writing to David E. Bosher, Vice President and Treasurer, at P.O. Box 27367, Richmond, Virginia 23261-7367.