Form 10-Q
period 1999-09-30
CADMUS COMMUNICATIONS CORP/NEW
filed 1999-11-12
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    Form 10-Q
                                  ------------
(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999.

           Class                                 Outstanding at October 31, 1999
           -----                                 -------------------------------
Common Stock, $.50 Par Value                                  9,014,188

                                    CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                           INDEX

                                                                                                             Page Number
                                                                                                             -----------

Part I.      Financial Information

             Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets --                                                        3
                  September 30, 1999 (unaudited) and June 30, 1999

                  Condensed Consolidated Statements of Income (unaudited) --                                      4
                  Three Months Ended  September 30, 1999 and 1998

                  Condensed Consolidated Statements of Cash Flows (unaudited) --                                  5
                  Three Months Ended September 30, 1999 and 1998

                  Condensed Consolidated Statements of Shareholders' Equity (unaudited)
                  September 30, 1999 (unaudited) and June 30, 1999                                                6

                  Notes to Condensed Consolidated Financial Statements (unaudited)                                7


             Item 2.      Management's Discussion and Analysis of Financial                                      10
                          Condition and Results of Operations

             Item 3.      Quantitative and Qualitative Disclosures about Market Risk                             13


Part II.     Other Information

             Item 6.      Exhibits and Reports on Form 8-K                                                       13

                                            PART I. FINANCIAL INFORMATION
                                            ITEM 1. FINANCIAL STATEMENTS
                                 CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands, except per share data)
                                                                                 September 30,          June 30,
                                                                                     1999                 1999
                                                                               ----------------      --------------
                                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $         7,070        $      5,068
   Accounts receivable, less allowance for doubtful accounts                          83,856              92,532
   Inventories                                                                        30,520              30,586
   Deferred income taxes                                                               5,842               5,842
   Prepaid expenses and other                                                          8,377               6,230
                                                                               ----------------      --------------

        Total current assets                                                         135,665             140,258

Property, plant, and equipment (net of accumulated depreciation
   of $117,663 at September 30, 1999 and $115,382 at June 30, 1999)                  163,730             173,085
Goodwill and other intangibles, net                                                  186,413             198,570
Other assets                                                                           8,404              11,933
                                                                               ----------------      --------------

TOTAL ASSETS                                                                 $       494,212        $    523,846
                                                                               ================      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                      $         9,492        $      6,637
   Accounts payable                                                                   38,298              42,017
     Accrued expenses                                                                 33,890              31,275
                                                                               ----------------      --------------

        Total current liabilities                                                     81,680              79,929

Long-term debt, less current maturities                                              250,051             269,242
Other long-term liabilities                                                           30,084              29,426
Deferred income taxes                                                                  8,913               8,716

Shareholders' equity:
    Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares-9,014,000 at
        September 30, 1999 and 9,011,000 at June 30, 1999)                             4,507               4,505
   Capital in excess of par value                                                     68,033              68,001
     Retained earnings                                                                51,320              64,403
   Accumulated other comprehensive income (loss)                                                            (376)
                                                                                        (376)
                                                                               ----------------      --------------

        Total shareholders' equity                                                   123,484             136,533
                                                                               ----------------      --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $       494,212        $    523,846
                                                                               ================      ==============

See accompanying Notes to Condensed Consolidated Financial Statements.

                   CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (In thousands, except per share data)
                                      (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                   -----------------------------------

                                                        1999                1998
                                                   ---------------      --------------

Net sales                                        $      124,757      $        99,784
                                                   ---------------      --------------

Operating expenses:
    Cost of sales                                        98,915               79,035
    Selling and administrative                           17,451               14,624
    Restructuring charges                                16,590                   --
                                                   ---------------      --------------
                                                        132,956               93,659
                                                   ---------------      --------------

Operating income (loss)                                  (8,199)               6,125

Interest and other expenses:
    Interest                                              6,167                2,143
    Other, net                                             (428)                (134)
                                                   ---------------      --------------
                                                          5,739                2,009
                                                   ---------------      --------------

Income (loss) before income taxes                       (13,938)               4,116

Income tax expense (benefit)                             (1,305)               1,585
                                                   ---------------      --------------

Net income (loss)                                $      (12,633)     $         2,531
                                                   ===============      ==============


Earnings per share - basic:
    Net income (loss) per share                  $        (1.40)     $           .32
                                                   ===============      ==============
    Weighted-average common shares
      outstanding                                         9,013                7,914
                                                   ===============      ==============


Earnings per share - diluted:
    Net income (loss) per share                  $        (1.40)     $           .31
                                                   ===============      ==============
    Weighted-average common shares
      outstanding                                         9,013                8,206
                                                   ===============      ==============

Cash dividends per common share                  $          .05      $           .05
                                                   ===============      ==============



           See accompanying Notes to Condensed Consolidated Financial Statements.

                                CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)
                                                                                          Three Months Ended
                                                                                             September 30,
                                                                                    -----------------------------

                                                                                       1999              1998
                                                                                    ------------      -----------
Operating Activities
Net income (loss)                                                                  $   (12,633)      $     2,531
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                        6,721             4,873
    Restructuring charges                                                               16,590                 -
    Other, net                                                                             542             1,119
                                                                                    ------------      -----------

                                                                                        11,220             8,523
                                                                                    ------------      -----------
Changes in assets and liabilities, excluding debt and effects of acquisitions and dispositions:
   Accounts receivable, net                                                              6,610            (2,854)
   Inventories                                                                            (660)           (2,184)
   Accounts payable and accrued expenses                                                (1,034)          (11,100)
   Restructuring (due to cash payments)                                                   (446)             (508)
   Other, net                                                                            1,183              (383)
                                                                                    ------------      -----------

                                                                                         5,653           (17,029)
                                                                                    ------------      -----------

Net cash provided by (used in) operating activities                                     16,873            (8,506)
                                                                                    ------------      -----------

Investing Activities
Purchases of property, plant, and equipment                                             (5,050)           (2,367)
Proceeds from sales of property, plant, and equipment                                    1,782                 -
Net proceeds from divested businesses                                                    6,015                 -
Other, net                                                                                (865)                -
                                                                                    ------------      -----------

Net cash provided by (used in) investing activities                                      1,882            (2,367)
                                                                                    ------------      -----------

Financing Activities
Proceeds from (repayment of) short-term borrowings                                           -            (1,100)
Repayment of long-term borrowings                                                       (1,336)           (1,603)
Proceeds from (repayment of) long-term revolving credit facility                       (15,000)           15,000
Dividends paid                                                                            (450)             (396)
Repurchase and retirement of common stock                                                    -            (2,119)
Issuance of stock                                                                            -             1,986
Proceeds from exercise of stock options                                                     33                 -
                                                                                    ------------      -----------

Net cash provided by (used in) financing activities                                    (16,753)           11,768
                                                                                    ------------      -----------


Increase in cash and cash equivalents                                                    2,002               895

Cash and cash equivalents at beginning of period                                         5,068                 -
                                                                                    ------------      -----------

Cash and cash equivalents at end of period                                         $     7,070       $       895
                                                                                    ============      ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

                                 CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS SHAREHOLDER'S EQUITY
                                                   (In thousands)
                                                     (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                         Capital in                     Other
                                    Common Stock          Excess of     Retained    Comprehensive
(in thousands)                        Shares   Amount     Par Value     Earnings    Income (Loss)    Total
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998              7,921  $  3,961     $ 53,532      $  52,323   $      --   $  109,816

Net income                               --        --           --         13,713          --       13,713
Change in minimum pension liability      --        --           --             --        (376)        (376)
                                                                           -------       -----      ------
Comprehensive income                                                       13,713        (376)      13,337
                                                                           ------        -----      ------

Cash dividends - $.20 per share          --        --           --         (1,633)         --       (1,633)
Repurchase and retirement
   of common stock                     (201)     (101)      (3,763)            --          --       (3,864)
Issuance of common stock for
   business acquisitions              1,288       644       18,204             --          --       18,848
Net shares issued upon exercise
  of stock options                        3         1           28             --          --           29
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999              9,011     4,505       68,001         64,403        (376)     136,533
Net loss (and comprehensive income)      --        --           --        (12,633)         --      (12,633)
Cash dividends - $.05 per share          --        --           --           (450)         --         (450)
Net shares issued upon exercise
  of stock options                        3         2           32             --          --           34
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999         9,014  $  4,507     $ 68,033      $51,320     $    (376)  $  123,484
-------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Condensed Consolidated Financial Statements

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying unaudited consolidated financial statements of Cadmus Communications Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the
     Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended September 30, 1999, are not necessarily indicative of results for the entire fiscal year.

     Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2. Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 0 and 292,000 for the quarter ended September 30, 1999 and 1998, respectively.

3. Components of net inventories at September 30, 1999 and June 30, 1999, were as follows (in thousands):

                                       September  30,             June 30,
                                            1999                    1999
                                        -------------           ------------
     Raw materials and supplies           $   8,300               $   9,389
     Work in process:
          Materials                           6,908                   6,507
          Other manufacturing costs          12,005                  10,978
     Finished Goods                           3,307                   3,712
                                        -------------           ------------
     Inventories                        $    30,520             $    30,586
                                        =============           ============

4. The Company is organized around two business groups: Professional Communications, serving customers who publish information, and Marketing Communications, serving customers who convey marketing messages. Cadmus Professional Communications is comprised of three product lines: STM journal services, special interest magazines, and soft cover books/directories serving both not-for-profit and commercial publishers. Cadmus Professional Communications provides a full range of composition, editorial, prepress, printing, warehousing and distribution services. In addition, this group provides a full complement of digital products and services, including website design and architecture, content management, Internet and CD ROM-based electronic archiving, electronic peer review and online publishing. Cadmus Marketing Communications focuses on the creation, production and distribution of graphic communications and marketing services. Product lines include specialty packaging, promotional printing, and business-to-business catalog production.

     The accounting  policies for the groups are the same as those  described in
     Note 1 "Significant Accounting Policies" in the fiscal 1999 Annual Report on Form 10-K. The Company primarily evaluates the performance of its operating groups based on operating income, excluding amortization of goodwill and restructuring charges. Intergroup sales for the first quarter of fiscal 2000 are not significant. The Company manages income taxes on a consolidated basis.

     Summarized group data is as follows:
-------------------------------------------------------------------------------------------------
                                           Professional             Marketing
     (In thousands)                       Communications         Communications         Total
-------------------------------------------------------------------------------------------------
     Three Months Ended September 30, 1999:
         Net sales                        $    85,959           $    38,797        $   124,757
         Operating income                      12,046                (1,049)            10,997

     Three Months Ended September 30, 1998:
         Net sales                        $    49,967           $    49,817        $    99,784
         Sales between groups                    (703)                   --               (703)
         Operating income                       7,472                   818              8,290


     A reconciliation of group data to consolidated data is as follows:
-------------------------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                                            September 30,
      (In thousands)                                                  1999              1998
-------------------------------------------------------------------------------------------------
     Earnings from operations:
     Reportable group operating income                          $    10,997        $     8,290
     Amortization of goodwill                                        (1,365)              (477)
     Unallocated shared services and other expenses                  (1,241)            (1,688)
     Restructuring charges                                          (16,590)                --
     Interest expense, net                                           (6,167)            (2,143)
     Other income, net                                                  428                134
-------------------------------------------------------------------------------------------------
     Income (loss) before income taxes                          $   (13,938)       $     4,116
=================================================================================================

5. In October 1999, the Company announced organizational changes and a restructuring plan intended to 1) effect additional planned synergies in connection with its April 1999 acquisition of the Mack Printing Group ("Mack") and 2) focus the Company's resources on the professional communications and specialty packaging market. The restructuring plan has the following broad components:

     o    closing the Atlanta-based Cadmus Point of Purchase business unit;
     o    implementing   additional,   planned  synergies  associated  with  the
          integration of Mack;
     o    divesting  the  Company's  Richmond-  and  Charlotte-based   marketing
          agencies
     o    consolidating certain corporate functions and overhead

     During the first quarter of fiscal 2000, the Company consolidated its Richmond based advertising group, CadmusCom, into the Company's Atlanta-based advertising operation. In September 1999, the Company sold its Charlotte-based direct marketing business to a privately owned marketing company.

     The Company recorded first quarter restructuring charges totaling $16.6 million ($14.1 million net of taxes). These charges included the write-off of intangible assets related to the Company's point of purchase ("POP") business of $11.1 million, the write-off of redundant manufacturing software resulting from the integration of Mack of $6.2 million, and a net gain from the closure and divestiture of the two marketing businesses of $0.7 million. In the second quarter, the Company expects an additional pre-tax charge in the range of $16 million to $21 million, related to the integration of Mack, the elimination of certain corporate and marketing communications group administrative costs, and the completion of the POP business closure.

6. On October 26, 1999, the Company entered into a receivables securitization program. Under the program, the Company will transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of its accounts receivable and will receive up to $35 million from an unrelated third-party purchaser. These transactions will be accounted for as a sale of accounts receivable. On October 27, 1999, the Company received $27.5 million under this program, which was used to repay a corresponding amount of the term loan facility under the senior bank credit facility. Fees associated with this securitization vary based on commercial paper rates plus a margin, providing a lower effective rate than that available under the Company's senior bank credit facility. The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable, including receivables sold.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
Headquartered in Richmond, Virginia, Cadmus Communications Corporation provides customers with integrated, end-to-end information and communications solutions. The Company is organized around two primary business groups: Professional Communications, serving customers who publish information, and Marketing Communications, serving customers who convey marketing messages. Cadmus is the largest printer and producer of scientific, technical and medical ("STM") journals and publications in the United States, and is a leading national printer and producer of special interest magazines and specialty packaging materials.

RESULTS OF OPERATIONS
The  following   table  presents  the  major   components   from  the  Condensed
Consolidated Statements of Income as a percent of net sales for the three months ended September 30, 1999 and 1998:

                                                       Three Months Ended
                                                          September 30,
                                                          -------------
                                                   1999                   1998
                                                   ----                   ----

Net sales                                         100.0%                 100.0%
Cost of sales                                      79.3                   79.2
                                                 ------                  -----
Gross profit                                       20.7                   20.8
Selling and administrative expenses                14.1                   14.7
Restructuring charges                              13.3                     --
                                                 ------                  -----
Operating income (loss)                            (6.7)                   6.1
Interest expense                                    4.9                    2.1
Other expenses (income), net                       (0.4)                  (0.1)
                                                 -------                ------
Income (loss) before income taxes                 (11.2)                   4.1
Income taxes                                        1.1                    1.6
                                                 ------                  -----
Net income (loss)                                 (10.1)%                  2.5%
                                                 ======                  =====

RESULTS OF OPERATIONS

Sales
Sales for the first quarter of fiscal 2000 were $124.8 million, a 25% increase from sales of $99.8 million in the first quarter of fiscal 1999. The increase in sales was driven by strong sales growth from the specialty packaging and graphic solutions businesses, as well as the incremental contribution from the Mack acquisition. Adjusted for the acquisition of Mack, and businesses divested since a year ago, net sales increased 3% for the first quarter from $85.4 million to $87.7 million.

Professional Communications sales were $86 million in the first quarter of fiscal 2000, up from $50.7 million in the first quarter of fiscal 1999. Adjusted for the acquisition of Mack, sales decreased by 3% due to lower paper prices, changes in sales mix, and reduced business development activities as the Company integrated its Mack and Cadmus Journal Services ("CJS") sales forces.

The Marketing Communications group recorded sales of $38.8 million in the first quarter of fiscal 2000, compared to $49.8 million in the first quarter of fiscal 1999. Adjusted for businesses divested since a year ago, sales increased 9% in the first quarter, driven primarily by growth in the Company's specialty packaging and graphic solutions businesses, which offset a significant decline in point of purchase net sales.

Gross Profit
Gross profit for the first quarter of fiscal 2000 was $25.8 million, a 25% increase from gross profit of $20.7 million in the first quarter of fiscal 1999. As a percentage of sales, gross profit was 20.7% in the first quarter of fiscal 2000, and remained relatively unchanged from the same period of the prior year. Gross profit margins for fiscal 2000 were negatively impacted by lower sales from the point of purchase business, as well as excess capacity issues in the specialty packaging business resulting from the divestiture of the financial communications product line during fiscal 1999. Partially offsetting these factors was the inclusion of Mack in the first quarter of fiscal 2000.

Selling and Administrative Expenses
Selling and administrative expenses for the first quarter of fiscal 2000 totaled $17.5 million, up 20% from $14.6 million in the prior year. As a percentage of sales, selling and administrative expenses decreased to 14.1% this year from 14.7% last year. This decline was primarily attributable to a favorable impact resulting from the acquisition of Mack and the marketing business divestitures, reduced corporate overhead costs, and lower incentive compensation and discretionary benefits.

Restructuring Charges
The Company recorded first quarter restructuring charges totaling $16.6 million ($14.1 million net of taxes). These charges included the write-off of intangible assets related to the Company's point of purchase ("POP") business of $11.1 million, the write-off of redundant manufacturing software resulting from the integration of Mack of $6.2 million, and a net gain from the closure and divestiture of the two marketing businesses of $0.7 million. The Company expects an additional pre-tax charge in the second quarter of approximately $16 million to $21 million, related to the integration of Mack, the elimination of certain corporate and marketing communications group administrative costs, and the completion of the POP business closure.

Operating Income
Operating income (adjusted for fiscal 2000 restructuring charges) rose to $8.4 million from $6.1 million last year, and the operating margin improved further to 6.7% of sales, up from 6.1% of sales last year.

Interest and Other Expenses and Income Taxes
Interest expense for the first quarter of fiscal 2000 was $6.2 million compared to $2.1 million for the same period of fiscal 1999. The increase in interest expense was due to higher debt levels resulting primarily from the acquisition of Mack, and increased interest rates associated with the new senior credit facility and senior subordinated notes.

The effective income tax rate for the first quarter of fiscal 2000 was 9.4%, compared to 38.5% in the first quarter of fiscal 1999. The reduction in the effective rate is largely attributable to the non-deductibility of restructuring charges associated with the write-off of certain intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities for the first quarter of fiscal 2000 totaled $16.9 million, as compared to net cash used in operating activities of $8.5 million for the first quarter of fiscal 1999, representing a $25.4 million cash flow improvement. The cash flow improvement was primarily attributable to increased earnings before depreciation, amortization and restructuring charges, and reduced working capital requirements as a result of lower accounts receivable. Accounts receivable declined $6.6 million in the first quarter of fiscal 2000 due to lower DSO's, and stepped up credit and collection efforts. The remaining cash flow improvement was attributable to the impact on accounts payable from the timing of final payments made during the first quarter of fiscal 1999 for certain production equipment purchased in late fiscal 1998, and for payments made in the first quarter of fiscal 1999 for fiscal year 1998 sales and management incentives.

Investing Activities
Net cash provided by investing activities was $1.9 million for the first quarter of fiscal 1999, as compared to net cash used by investing activities of $2.4 million in the prior year. Proceeds from the sale of the Charlotte-based direct marketing agency in fiscal 2000 totaled $6.0 million. Proceeds from the sale of property, plant and equipment totaled $1.8 million, and related primarily to the sale of a manufacturing facility in the POP business. These cash proceeds were partially offset by capital expenditures of $5.1 million, including investments primarily in prepress and manufacturing equipment, and new business and manufacturing systems. Capital expenditures for the first quarter of fiscal 1999 totaled $2.4 million. The Company estimates that capital expenditures for fiscal 2000 will approximate $20 million.

Financing Activities
Net cash used in financing activities was $16.8 million for the first quarter of fiscal 2000 compared to net cash provided by financing activities in fiscal 1999 of $11.8 million. Cash provided by operating activities and investment activities for the first quarter of fiscal 2000 was used to pay down $16.3 million in debt and fund dividend payments of $0.5 million.

During the first quarter of fiscal 1999, the Company increased its borrowings by $12.3 million. This increase was used primarily to fund the working capital requirements described above, to fund the repurchase of common stock for $2.1 million, and to fund dividend payments of $0.4 million. Pursuant to an acquisition, the Company issued 93,500 shares of the Company's common stock for $2 million in cash in the first quarter of fiscal 1999.

Total debt at September 30, 1999, was $259.5 million, down $16.3 million from $275.9 million at June 30, 1999. The Company's debt to capital ratio was 67.8% at September 30, 1999, up slightly from 66.9% at June 30, 1999, primarily due to the impact on equity resulting from restructuring charges recognized in the first quarter of fiscal 2000.

The primary cash requirements of the Company are for debt service, capital expenditures, and working capital. The primary sources of liquidity will be cash flow provided by operations and unused capacity under the new senior credit facility. The Company believes that these funds will provide sufficient liquidity and capital resources to meet the anticipated debt service requirements, capital expenditures, and working capital. The future operating performance and the ability to service or refinance the Company's debt depends on the ability to implement the business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company.

YEAR 2000 ISSUE
Information on the Year 2000 Issue as it relates to the Company is presented under the caption "Management's Discussion and Analysis" in the Company's 1999 Annual Report to Shareholders and incorporated by reference into the Company's Form 10-K for the fiscal year ended June 30, 1999. As of September 30, 1999, there were no material changes in Year 2000 risks, plans and costs as described in the 1999 Annual Report to Shareholders.

The previous discussions contain forward-looking information. Readers are cautioned that such information involves risks and uncertainties including those created by general market conditions, competition, and the possibility that events may occur that limit the ability of the Company to maintain or improve its operating results or execute its strategy. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the information concerning the Company's "Quantitative and Qualitative Disclosures about Market Risk" as previously reported in the Company's Report on Form 10-K for the year ended June 30, 1999.



PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K.

              a)  Exhibits:

                  Exhibit 10.17 Purchase and Sale Agreement, dated October 26, 1999, between the Sellers (named herein), Cadmus Receivables Corp., and Cadmus Communications Corporation.

                  Exhibit 10.18 Recievables Purchase Agreement, dated October 26, 1999, among Cadmus Receivables Corp (as seller), Cadmus Communications Corporation (as Master Servicer), Blue Ridge Asset Funding Corporation (as Purchaser), and Wachovia Bank N.A. (as the Agent).

                  Exhibit 27        Financial Data Schedule


              b)  Reports on Form 8-K:

                  On August 10, 1999, the Company filed a Form 8-K, which included the press release dated August 10, 1999 regarding fiscal 1999 fourth quarter and year-end financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


         CADMUS COMMUNICATIONS CORPORATION


Date:   November 12, 1999


         /s/ C. Stephenson Gillispie, Jr.
         --------------------------------
         C. Stephenson Gillispie, Jr.
         Chairman, President, and Chief Executive Officer



Date:   November 12, 1999


         /s/ David E. Bosher
         --------------------------------
         David E. Bosher
         Vice President, Treasurer, and Chief Financial Officer