Form 10-Q
period 1999-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2000-02-14
CIK 745274

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ------------

                                   Form 10-Q
                                 ------------
(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended December 31, 1999

                                      OR

 (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                          For the transition period from _______ to ______

                        Commission File Number 0-12954
                          ---------------------------

                       CADMUS COMMUNICATIONS CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)


        Virginia                                                      54-1274108
---------------------------                                       --------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)


                       6620 West Broad Street, Suite 240
                           Richmond, Virginia 23230
          (Address of principal executive offices including zip code)
                        -----------------------------

              Registrant's telephone number, including area code:
                                (804) 287-5680
                         ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2000.

          Class                                Outstanding at January 31, 2000
          -----                                -------------------------------
Common Stock, $.50 Par Value                              9,014,188

              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                     INDEX

                                                                             Page Number
                                                                             -----------
Part I.   Financial Information


          Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets --                               3
               December 31, 1999 (unaudited) and June 30, 1999

               Condensed Consolidated Statements of Income (unaudited) --             4
               Three and Six Months Ended December 31, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows (unaudited) --         5
               Six Months Ended December 31, 1999 and 1998

               Condensed Consolidated Statements of Shareholders' Equity --
               December 31, 1999 (unaudited) and June 30, 1999                        6

               Notes to Condensed Consolidated Financial Statements (unaudited)       7

          Item 2.   Management's Discussion and Analysis of Financial                10
                    Condition and Results of Operations

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk       15


Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                                 16

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                            December 31,                June 30,
                                                                                1999                      1999
                                                                            ------------              -----------
                                                                            (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                  $         944             $      5,068
 Accounts receivable, less allowance for doubtful accounts                         67,541                   92,532
 Inventories                                                                       28,313                   30,586
 Deferred income taxes                                                              4,087                    5,842
 Prepaid expenses and other                                                         5,720                    6,230
                                                                            -------------             ------------

    Total current assets                                                          106,605                  140,258

Property, plant, and equipment (net of accumulated depreciation
 of  $119,908 at December 31, 1999 and $115,382 at June 30, 1999)                 156,000                  173,085
Goodwill and other intangibles, net                                               186,434                  198,570
Other assets                                                                        8,087                   11,933
                                                                            -------------             ------------

TOTAL ASSETS                                                                $     457,126             $    523,846
                                                                            =============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                      $       3,300             $         --
 Current maturities of long-term debt                                               8,858                    6,637
 Accounts payable                                                                  37,573                   42,017
 Accrued expenses                                                                  33,147                   31,275
 Restructuring reserve                                                              5,528                       --
                                                                            -------------             ------------

    Total current liabilities                                                      88,406                   79,929

Long-term debt, less current maturities                                           220,090                  269,242
Other long-term liabilities                                                        30,632                   29,426
Deferred income taxes                                                               2,234                    8,716

Shareholders' equity:
 Common stock ($.50 par value; authorized shares-16,000,000
    shares; issued and outstanding shares-9,014,000 at
    December 31, 1999 and 9,011,000 at June 30, 1999)                               4,507                    4,505
 Capital in excess of par value                                                    68,033                   68,001
 Retained earnings                                                                 43,600                   64,403
 Accumulated other comprehensive income (loss)                                       (376)                    (376)
                                                                            -------------             ------------

    Total shareholders' equity                                                    115,764                  136,533
                                                                            -------------             ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $     457,126             $    523,846
                                                                            =============             ============

See accompanying Notes to Condensed Consolidated Financial Statements.

              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                          Three Months Ended                         Six Months Ended
                                                             December 31,                              December 31,
                                                   ------------------------------            ------------------------------
                                                        1999              1998                    1999              1998
                                                   ------------      ------------            ------------      ------------
Net sales                                          $    131,396      $    108,811            $    256,153      $    208,595
                                                   ------------      ------------            ------------      ------------

Operating expenses:
 Cost of sales                                          102,505            86,983                 201,420           166,018
 Selling and administrative                              17,917            14,871                  35,368            29,495
 Restructuring and other charges                         15,971                --                  32,561                --
                                                   ------------      ------------            ------------      ------------
                                                        136,393           101,854                 269,349           195,513
                                                   ------------      ------------            ------------      ------------

Operating income (loss)                                  (4,997)            6,957                 (13,196)           13,082
                                                   ------------      ------------            ------------      ------------

Interest and other expenses:
 Interest                                                 5,830             2,064                  11,997             4,207
 Securitization costs                                       411                --                     411                --
 Other, net                                                  31              (182)                   (397)             (316)
                                                   ------------      ------------            ------------      ------------
                                                          6,272             1,882                  12,011             3,891
                                                   ------------      ------------            ------------      ------------

Income (loss) before income taxes                       (11,269)            5,075                 (25,207)            9,191

Income tax expense (benefit)                             (4,000)            1,954                  (5,305)            3,539
                                                   ------------      ------------            ------------      ------------

Net income (loss)                                  $     (7,269)     $      3,121            $    (19,902)     $      5,652
                                                   ============      ============            ============      ============


Earnings per share - basic:
 Net income (loss) per share                       $      (0.81)     $        .40            $      (2.21)     $        .72
                                                   ============      ============            ============      ============
 Weighted-average common shares
   outstanding                                            9,014             7,867                   9,014             7,890
                                                   ============      ============            ============      ============

Earnings per share - diluted:
 Net income (loss) per share                       $      (0.81)     $        .39            $      (2.21)     $        .70
                                                   ============      ============            ============      ============
 Weighted-average common shares
   outstanding                                            9,014             8,046                   9,014             8,126
                                                   ============      ============            ============      ============


Cash dividends per common share                    $        .05      $        .05            $        .10      $        .10
                                                   ============      ============            ============      ============

See accompanying Notes to Condensed Consolidated Financial Statements.

              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                               -------------------------------

                                                                                    1999                1998
                                                                               -----------         -----------
Operating Activities
Net income (loss)                                                              $   (19,902)        $     5,652
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                                    12,892               9,711
   Restructuring and other charges                                                  32,561                   -
   Other, net                                                                       (3,882)              2,377
                                                                               -----------         -----------

                                                                                    21,669              17,740
                                                                               -----------         -----------
Changes in assets and liabilities, excluding debt and effects of acquisitions and dispositions:
   Accounts receivable, net                                                         (5,346)             (6,842)
   Inventories                                                                       1,050              (3,978)
   Accounts payable and accrued expenses                                              (475)             (2,587)
   Restructuring (due to cash payments)                                             (2,385)               (987)
   Other, net                                                                        4,050                (105)
                                                                               -----------         -----------

                                                                                    (3,106)            (14,499)
                                                                               -----------         -----------

Net cash provided by operating activities                                           18,563               3,241
                                                                               -----------         -----------

Investing Activities
Purchases of property, plant, and equipment                                         (9,354)             (7,779)
Proceeds from sales of property, plant, and equipment                                1,969                   -
Payments for businesses acquired                                                         -              (3,484)
Net proceeds from divested businesses                                                4,091                   -
Other, net                                                                          (2,196)                742
                                                                               -----------         -----------

Net cash used in investing activities                                               (5,490)            (10,521)
                                                                               -----------         -----------

Financing Activities
Proceeds from short-term borrowings                                                  3,300               1,425
Proceeds from sale of accounts receivable                                           27,300                   -
Proceeds from (repayment of) long-term revolving credit facility                   (44,000)             12,000
Repayment of tax-exempt bonds                                                       (1,600)                  -
Repayment of long-term borrowings                                                   (1,330)             (3,190)
Dividends paid                                                                        (901)               (790)
Repurchase and retirement of common stock                                                -              (3,864)
Issuance of stock                                                                        -               1,986
Proceeds from exercise of stock options                                                 34                   -
                                                                               -----------         -----------

Net cash provided by (used in) financing activities                                (17,197)              7,567
                                                                               -----------         -----------

Increase (decrease) in cash and cash equivalents                                    (4,124)                287

Cash and cash equivalents at beginning of period                                     5,068                   -
                                                                               -----------         -----------

Cash and cash equivalents at end of period                                     $       944         $       287
                                                                               ===========         ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS SHAREHOLDER'S EQUITY
                                (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                               Capital in                  Other
                                               Common Stock     Excess of   Retained   Comprehensive
(in thousands)                               Shares   Amount    Par Value   Earnings   Income (Loss)      Total
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                      7,921   $3,961      $53,532   $ 52,323   $       --       $109,816

Net income                                       --       --           --     13,713           --         13,713
Change in minimum pension liability              --       --           --         --         (376)          (376)
                                                                            --------        -----       --------
Comprehensive income                                                          13,713         (376)        13,337
                                                                            --------        -----       --------

Cash dividends - $.20 per share                  --       --           --     (1,633)          --         (1,633)
Repurchase and retirement
  of common stock                              (201)    (101)      (3,763)        --           --         (3,864)
Issuance of common stock for
  business acquisitions                       1,288      644       18,204         --           --         18,848
Net shares issued upon exercise
  of stock options                                3        1           28         --           --             29
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                      9,011    4,505       68,001     64,403         (376)       136,533
 (the following data is unaudited)
Net loss (and comprehensive loss)                --       --           --    (19,902)          --        (19,902)
Cash dividends - $.05 per share                  --       --           --       (901)          --           (901)
Net shares issued upon exercise
  of stock options                                3        2           32         --           --             34
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  9,014   $4,507      $68,033   $ 43,600   $     (376)      $115,764
================================================================================================================

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended December 31, 1999, are not necessarily indicative of results for the entire fiscal year.

     Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2. Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 0 and 179,000 for the three months ended, and 0 and 236,000 for the six months ended December 31, 1999 and 1998, respectively.

3. Components of net inventories at December 31, 1999 and June 30, 1999, were as follows (in thousands):

                                          December 31,       June 30,
                                              1999             1999
                                           ----------       ---------
     Raw materials and supplies            $   8,114        $   9,389
     Work in process                          18,362           17,485
     Finished Goods                            1,837            3,712
                                           ----------       ---------
                                           $  28,313        $  30,586
                                           ==========       =========

4. The Company is organized around two business groups: Professional Communications, serving customers who publish information, and Marketing Communications, serving customers who convey marketing messages. Professional Communications, which serves both not-for-profit and commercial publishers, is comprised of three product lines: STM journal services, special interest magazines, and soft cover books/directories. Professional Communications provides a full range of composition, editorial, prepress, printing, warehousing and distribution services. In addition, this group provides a full complement of digital products and services, including website design and architecture, content management, Internet and CD ROM-based electronic archiving, electronic peer review and online publishing. Marketing Communications includes specialty packaging, promotional printing, and business-to-business catalog production.

     The accounting policies for the groups are the same as those described in
     Note 1 "Significant Accounting Policies" in the fiscal 1999 Annual Report on Form 10-K. The Company primarily evaluates the performance of its operating groups based on operating income, excluding amortization of goodwill and restructuring charges. Intergroup sales for the second quarter and first six months of fiscal 2000 are not significant. The Company manages income taxes on a consolidated basis.

     Summarized group data is as follows:


     -------------------------------------------------------------------------------------------
                                                   Professional      Marketing
     (In thousands)                               Communications   Communications       Total
     -------------------------------------------------------------------------------------------
     Three Months Ended December 31, 1999:
          Net sales                                 $  92,434        $  38,962        $ 131,396
          Operating income                             12,213            1,817           14,030

     Three Months Ended December 31, 1998:
          Net sales                                 $  51,387        $  57,424        $ 108,811
          Sales between groups                           (117)              --             (117)
          Operating income                              8,713              438            9,151



     Six Months Ended December 31, 1999:
          Net sales                                 $ 178,393        $  77,760        $ 256,153
          Operating income                             24,259              768           25,027

     Six Months Ended December 31, 1998:
          Net sales                                 $ 101,354        $ 107,241        $ 208,595
          Sales between groups                           (820)              --             (820)
          Operating income                             16,185            1,256           17,441


  A reconciliation of group data to consolidated data is as follows:

                                                               Three Months Ended                       Six Months Ended
                                                                  December 31,                            December 31,
                                                        -----------------------------           -----------------------------
(In thousands)                                               1999              1998                  1999              1998
                                                        ------------       ----------           -----------       -----------

Earnings from operations:
    Reportable group operating income                   $     14,030       $    9,151           $    25,027       $    17,441
    Amortization of goodwill                                  (1,310)            (490)               (2,675)             (967)
    Unallocated shared services and other
     expenses                                                 (1,746)          (1,704)               (2,987)           (3,392)

    Restructuring and other charges                          (15,971)              --               (32,561)               --
    Interest expense, net                                     (5,830)          (2,064)              (11,997)           (4,207)
    Securitization costs                                        (411)              --                  (411)               --
    Other income, net                                            (31)             182                   397               316
                                                        ------------       ----------           -----------       -----------
    Income (loss) before income taxes                   $    (11,269)      $    5,075           $   (25,207)      $     9,191
                                                        ------------       ----------           -----------       -----------


5. In October 1999, the Company announced organizational changes and a restructuring plan intended to 1) effect additional planned synergies in connection with its April 1999 acquisition of the Mack Printing Group ("Mack") and 2) focus the Company's resources on the professional communications and specialty packaging markets. The restructuring plan has the following broad components:

          . closing the Atlanta-based Cadmus Point of Purchase ("POP") business unit;

          . implementing additional, planned synergies associated with the integration of Mack;
          . divesting the Company's Richmond- and Charlotte-based marketing agencies;
          .  consolidating certain corporate functions and overhead.

     As of December 31, 1999, the following restructuring actions had taken place:

          .  The POP business unit was closed in October, 1999.
          . The consolidation of two composition facilities in Lancaster, Pennsylvania was substantially completed.
          . The Richmond agency business was closed in July, 1999, and the Company sold its Charlotte-based agency operation in September, 1999.
          . The Company consolidated certain corporate functions, including eliminating the overhead associated with its Marketing Communications sector.

     The Company recorded first quarter restructuring and other charges totaling $16.6 million ($14.1 million net of taxes). These charges included the write-off of intangible assets related to the Company's POP business of $11.1 million, the write-off of redundant manufacturing software resulting from the integration of Mack of $6.2 million, and a net gain from the closure and divestiture of the two marketing businesses of $0.7 million.

     The Company recorded second quarter restructuring and other charges totaling $16.0 million ($10.0 million net of taxes). These charges related to the closure of the company's POP business, the consolidation of two composition facilities, and the consolidation of certain corporate functions and overhead. Total restructuring and other charges in the second quarter consisted of asset write-downs of $7.9 million, involuntary termination costs of $4.5 million, contract termination costs of $3.0 million, and other post closure shutdown costs of $0.6 million. Involuntary termination costs relate to approximately 170 associates located primarily at the POP business, two composition facilities, and the corporate location. For the six month period ended December 31, 1999, the company made severance payments totaling $2.1 million to approximately 150 associates. The $5.5 million restructuring reserve at December 31, 1999 is comprised of the following: $2.4 million for involuntary termination costs, $1.7 million for contract termination costs, and $1.4 million for other post closure shutdown costs.

     The Company expects an additional pre-tax charge of approximately $2 million in the third quarter of fiscal 2000, related to the additional reductions in force in connection with the restructuring plan, and anticipates all restructuring actions will be completed over the next 12 months.

6. The Company entered into a receivables securitization program on October 26, 1999. Under the program, the Company entered into an agreement to sell, on a revolving basis, certain of its accounts receivable to a wholly-owned subsidiary, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to an unrelated third party purchaser up to a maximum of $35.0 million. These transactions are accounted for as a sale of accounts receivable. At December 31, 1999, $27.3 million of accounts receivable had been sold and reflected as a reduction of accounts receivable, the proceeds of which were used to repay a corresponding amount of the term loan facility under the senior bank credit facility. The fees arising from the securitization transaction of $0.4 million are reported as securitization costs on the condensed consolidated statements of income for the quarter ended December 31, 1999. These fees vary based on commercial paper rates plus a margin, providing a lower effective rate than that available under the Company's senior bank credit facility. The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable, including receivables sold.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
Headquartered in Richmond, Virginia, Cadmus Communications Corporation provides customers with integrated, end-to-end information and communications solutions. The Company has been organized around two primary business groups: Professional Communications, serving customers who publish information, and Marketing Communications, serving customers who convey marketing messages. In October 1999, the Company announced organizational changes and a restructuring plan intended to 1) effect additional planned synergies in connection with its April 1999 acquisition of the Mack Printing Group ("Mack") and 2) focus the Company's resources on the professional communications and specialty packaging markets. The restructuring plan has the following broad components:

     . closing the Atlanta-based Cadmus Point of Purchase ("POP") business unit;
     . implementing additional, planned synergies associated with the integration of Mack;
     . divesting the Company's Richmond- and Charlotte-based marketing agencies; and
     .  consolidating certain corporate functions and overhead.

The company estimates that the annualized improvement in operating income from its restructuring plan will exceed $6 million and that it also will achieve approximately $1 million in annual interest savings.

As of December 31, 1999, the following restructuring actions had taken place:

     .  The POP business unit was closed in October, 1999.
     . The consolidation of two composition facilities in Lancaster, Pennsylvania was substantially completed.
     . The Richmond agency business was closed in July, 1999, and the Company sold its Charlotte-based agency operation in September, 1999.
     . The Company consolidated certain corporate functions, including eliminating the overhead associated with its Marketing Communications sector.

The Company expects an additional pre-tax charge of approximately $2 million in the third quarter of fiscal 2000, related to the additional reductions in force in connection with the restructuring plan, and anticipates all restructuring actions will be completed over the next 12 months.

Cadmus is the largest provider of production services to scientific, technical and medical journal publishers in the world, the fourth largest publications printer in North America, and a leading national provider of specialty packaging products and services.

RESULTS OF OPERATIONS
---------------------

The following table presents the major components from the Condensed Consolidated Statements of Income as a percent of net sales for the three and six months periods ended December 31, 1999 and 1998:

                                       Three Months Ended   Six Months Ended
                                            December 31,       December 31,
                                            ------------       ------------
                                        1999        1998     1999      1998
                                       -------     ------   -------  --------

Net sales                               100.0%     100.0%    100.0%    100.0%
Cost of sales                            78.0       79.9      78.6      79.6
                                        -----      -----     -----    ------
Gross profit                             22.0       20.1      21.4      20.4
Selling and administrative expenses      13.6       13.7      13.8      14.1
Restructuring and other charges          12.2          -      12.7         -
                                        -----      -----     -----    ------
Operating income (loss)                  (3.8)       6.4      (5.1)      6.3
Interest expense                          4.4        1.9       4.7       2.0
Securitization costs                      0.3          -       0.2         -
Other expenses (income), net              0.1       (0.2)     (0.2)     (0.1)
                                        -----      -----     -----    ------
Income (loss) before income taxes        (8.6)       4.7      (9.8)      4.4
Income tax expense (benefit)             (3.1)       1.8      (2.0)      1.7
                                        -----      -----     -----    ------
Net income (loss)                        (5.5)%      2.9%     (7.8)%     2.7%
                                        =====      =====     =====    ======

Sales

Sales for the second quarter of fiscal 2000 were $131.4 million, a 21% increase from sales of $108.8 million in the second quarter of fiscal 1999. Sales for the first six months of fiscal 2000 increased 23% to $256.2 million. The increase for the three and six-month periods was driven by double-digit sales growth from the specialty packaging and graphic solutions businesses, as well as the incremental contribution from the Mack acquisition. Adjusted for the acquisition of Mack, and businesses divested since a year ago, net sales increased 9% for the three and six months periods ended December 31, 1999.

Professional Communications sales rose 79% and 75% for the second quarter and first six months of fiscal 2000, respectively, compared to the prior year. Adjusted for the acquisition of Mack, sales decreased by 3% for both the second quarter and six months ended December 31, 1999. The primary causes for the decrease in sales were lower paper prices and lower than expected net new business.

In the Marketing Communications group, the Company's specialty packaging business recorded an increase in sales of 48% in the second quarter of fiscal 2000, and a 44% increase in sales year to date over the prior year. The graphic solutions business experienced a 10% increase in sales for both the second quarter and first six months of fiscal 2000, compared to the prior year. These increases were due primarily to expanded volume in both new and existing accounts. Divested and closed operations contributed $2.9 million and $12.3 million in sales to the second quarter and first six months of fiscal 2000, respectively, compared to $29.6 million and $57.1 million in the corresponding periods of the prior year.

Gross Profit

Gross profit increased to 22.0% and 21.4% of net sales for the second quarter and first six months of fiscal 2000, respectively, compared to 20.1% and 20.4% for the same periods of fiscal 1999. The improvement in gross profit margins was the result of the inclusion of Mack in the first two quarters of fiscal 2000.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 13.6% for the second quarter of fiscal 2000, and remained relatively unchanged from the same period of the prior year. Year to date, selling and administrative expenses totaled $35.4 million, up 20% from $29.5 million in the prior year. For the first six months of fiscal 2000, selling and administrative expenses, as a percentage of sales, decreased to 13.8% from 14.1% last year. This decline was primarily attributable to the favorable impact resulting from the acquisition of Mack and divestitures in the marketing business. Partially offsetting these benefits was higher goodwill amortization expense related to the Mack acquisition.

Restructuring and Other Charges

In October 1999, the Company announced organizational changes and a restructuring plan intended to 1) effect additional planned synergies in connection with its April 1999 acquisition of Mack and 2) focus the Company's resources on the professional communications and specialty packaging markets. The restructuring plan has the following broad components:

     .  closing the Atlanta-based Cadmus Point of Purchase business unit;
     . implementing additional, planned synergies associated with the integration of Mack;
     . divesting the Company's Richmond- and Charlotte-based marketing agencies . consolidating certain corporate functions and overhead

As of December 31, 1999, the following restructuring actions had taken place:

     .  The POP business unit was closed in October, 1999.
     . The consolidation of two composition facilities in Lancaster, Pennsylvania was substantially completed.
     . The Richmond agency business was closed in July, 1999, and the Company sold its Charlotte-based agency operation in September, 1999.
     . The Company consolidated certain corporate functions, including eliminating the overhead associated with its Marketing Communications sector.

The Company recorded first quarter restructuring and other charges totaling $16.6 million ($14.1 million net of taxes). These charges included the write-off of intangible assets related to the Company's POP business of $11.1 million, the write-off of redundant manufacturing software resulting from the integration of Mack of $6.2 million, and a net gain from the closure and divestiture of the two marketing businesses of $0.7 million.

The Company recorded second quarter restructuring and other charges totaling $16.0 million ($10.0 million net of taxes). These charges related to the closure of the company's POP business, the consolidation of two composition facilities, and the consolidation of certain corporate functions and overhead. Total restructuring and other charges in the second quarter consisted of asset write-downs of $7.9 million, involuntary termination costs of $4.5 million, contract termination costs of $3.0 million, and other post closure shutdown costs of $0.6 million. Involuntary termination costs relate to approximately 170 associates located primarily at the POP business, two composition facilities, and the corporate location. For the six month period ended December 31, 1999, the company made severance payments totaling $2.1 million to approximately 150 associates. The $5.5 million restructuring reserve at December 31, 1999 is comprised of the following: $2.4 million for involuntary termination costs, $1.7 million for contract termination costs, and $1.4 million for other post closure shutdown costs.

The Company expects an additional pre-tax charge of approximately $2 million in the third quarter of fiscal 2000, related to the additional reductions in force in connection with the restructuring plan, and anticipates all restructuring actions will be completed over the next 12 months.

Operating Income

The Company recorded an operating loss of $5.0 million for the second quarter of fiscal 2000 and a $13.2 million operating loss for the six month period ended December 31, 1999, due to restructuring charges related to actions taken in the first two quarters of fiscal 2000. Excluding restructuring and other charges, operating income rose to 8.4% and 7.6% of net sales for the second quarter and first six months of fiscal 2000, up from 6.4% and 6.3% of net sales in the prior year.

Interest and Other Expenses and Income Taxes

Interest expense increased $3.8 million and $7.8 million for the second quarter and first six months of fiscal 2000 over the same periods in fiscal 1999. The increase in interest expense was due primarily to higher debt levels resulting from the acquisition of Mack, higher interest rates on the Company's senior credit facility and senior subordinated notes issued in conjunction with the Mack acquisition, and higher short-term interest rates in fiscal 2000.

As a result of its implementation of a receivables securitization program with its leading lenders, the Company incurred $0.4 million in securitization costs in the second quarter of fiscal 2000. These fees vary based on commercial paper rates plus a margin, providing a lower effective rate than that available under the Company's senior bank credit facility.

The Company recognized income tax benefits at an effective income tax rate of 35.5% and 21.0% for the second quarter and first six months of fiscal 2000, respectively, compared to an income tax rate of 38.5% in the comparable periods of fiscal 1999. The reduction in the effective tax rate for the first six months of fiscal 2000 is largely attributable to the non-deductibility of restructuring charges associated with the write-off of certain intangible assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating Activities

Net cash provided by operating activities for the first six months of fiscal 2000 totaled $18.6 million, compared to $3.2 million for the first six months of fiscal 1999. This improvement was primarily attributable to increased earnings before depreciation, amortization and restructuring charges, partially offset by deferred taxes. Changes in assets and liabilities required $3.1 million in cash during the first six months of fiscal 2000 due to a seasonal increase in receivables and cash outlays related to the Company's restructuring plan. This $11.4 million improvement compared to the first six months of fiscal 1999 was attributable to 1) improved receivable and inventory management, 2) lower sales and management incentives in the first half of fiscal 2000, and 3) proceeds received from loans and death benefits on certain executive life insurance policies owned by the Company.

Investing Activities

Net cash used in investing activities was $5.5 million for the first six months of fiscal 2000, as compared to $10.5 million in the prior year. Net proceeds from the sale of the Charlotte-based direct marketing agency in fiscal 2000 totaled $4.1 million. Proceeds from the sale of property, plant and equipment totaled $2.0 million, and related primarily to the sale of a manufacturing facility in the POP business. These cash proceeds were partially offset by capital expenditures of $9.4 million, which included investments primarily in prepress and manufacturing equipment, and new business and manufacturing systems. Capital expenditures for the first six months of fiscal 1999 totaled $7.8 million. The Company estimates that capital expenditures for fiscal 2000 will approximate $20 million. In the first six months of fiscal 2000, the Company incurred outlays of $2.2 million of additional payments made in connection with its acquisition of Mack in April, 1999. Net cash used in investing activities in fiscal 1999 also included $3.5 million of cash paid for the purchase of the assets of Beacon Press, Incorporated.

Financing Activities

Net cash used in financing activities was $17.2 million for the first six months of fiscal 2000 compared to net cash provided by financing activities in fiscal 1999 of $7.6 million. Short-term borrowings and cash provided by operations were used to fund working capital requirements, to pay down debt and long-term leases, and to fund dividend payments.

On October 26, 1999, the Company entered into a receivables securitization program. Under the program, the Company entered into an agreement to sell, on a revolving basis, certain of its accounts receivable to a wholly-owned subsidiary, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to an unrelated third party purchaser up to a maximum of $35.0 million. These transactions are accounted for as a sale of accounts receivable. At December 31, 1999, $27.3 million of accounts receivable had been sold and reflected as a reduction of accounts receivable, the proceeds of which were used to repay a corresponding amount of the term loan facility under the senior bank credit facility.

For the six months ended December 31, 1998, the Company increased its borrowings by $10.2 million. This increase was used primarily to fund the working capital requirements and acquisitions described above, to fund the repurchase of common stock for $3.9 million, and to fund dividend payments of $0.8 million.

Total debt at December 31, 1999, was $232.2 million, down $43.7 million from $275.9 million at June 30, 1999. The Company's debt to capital ratio was 66.7% at December 31, 1999, down slightly from 66.9% at June 30, 1999, primarily due to the reduction in overall debt levels offset by the impact on equity resulting from restructuring charges recognized in the first six months of fiscal 2000.

The primary cash requirements of the Company are for debt service, capital expenditures, and working capital. The primary sources of liquidity will be cash flow provided by operations and unused capacity under its senior credit and receivables securitization facilities. The Company believes that these funds will provide sufficient liquidity and capital resources to meet the anticipated debt service requirements, capital expenditures, and working capital requirements. The future operating performance and the ability to service or refinance the Company's debt depends on the ability to implement the business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company.

YEAR 2000 ISSUE
---------------

The Company's plan for identifying, evaluating and implementing changes to its computer systems and applications necessary to achieve a Year 2000 date conversion is presented under the caption "Management's Discussion and Analysis" in the Company's 1999 Annual Report to Shareholders. While the Company recognizes that some errors may not occur until later in the year, to date the Company has experienced no adverse impact due to the potential errors from software programs making calculations using the year 2000 date. The Company estimates that the total cost of achieving Year 2000 compliance to be approximately $1.6 million in excess of normal software upgrades and replacements.

The previous discussions contain forward-looking information, as defined by the Private Securities Litigation Reform Act of 1995, and, as such, are subject to certain risks and uncertainties that could cause actual results to differ materially. Potential risks and uncertainties include but are not limited to:
(1) the effective execution of the restructuring plan and the successful integration of recent acquisitions, (2) continuing competitive pricing in the markets in which the Company competes, (3) the gain or loss of significant customers or the decrease in demand from existing customers, (4) the ability of the Company to continue to obtain improved efficiencies and lower overall production costs, (5) changes in the Company's product sales mix, (6) the performance of new management and leadership teams in the Company and its divisions, (7) the impact of industry consolidation among key customers, (8) the ability of the Company to operate profitably and effectively with higher levels of indebtedness, and (9) the ability to retain key employees and managers in light of lower-than-planned incentives and benefits

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the information concerning the Company's "Quantitative and Qualitative Disclosures about Market Risk" as previously reported in the Company's Report on Form 10-K for the year ended June 30, 1999.



PART II - OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders

     (a) At the 1999 Annual Meeting of Shareholders of the Company ("Annual Meeting") held on November 18, 1999, 5,912,281 shares of the Company's outstanding common stock were present in person or by proxy and entitled to vote.

     (b) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

          (1)  Election of Class I Directors.  Each nominee for director was
               ------------------------------
               elected, having received the following vote:

                    Nominee                       For           Abstain
                    -------                       ---           -------
               Nathu R. Puri                   5,690,014        222,267
               Jerry I. Reitman                5,691,013        221,268
               Wallace Stettinius              5,690,259        222,022


     Directors who will serve until the 2000 Annual Meeting include Frank Daniels, C. Stephenson Gillispie, Jr., Bruce A. Walker and G. Waddy Garrett.

     Directors who will serve until the 2001 Annual Meeting include John C. Purnell, Jr., Russell M. Robinson, II, John W. Rosenblum and David G. Wilson, Jr.

     (2) Ratification of designation of Arthur Andersen LLP as independent
         -----------------------------------------------------------------
     public accountants for current fiscal year.  Designation of the auditors
     -------------------------------------------
     was ratified, having received the following vote:

          For:                              5,875,331
          Against:                             25,888
          Abstain:                             11,062
          Broker Non-vote:                        ---

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits:


             Exhibit 27    Financial Data Schedule


         b)  Reports on Form 8-K:


             On October 15, 1999, the Company filed a Form 8-K, which included the press release dated October 14, 1999 announcing the Company's organizational changes and a restructuring plan intended to effect additional, planned synergies in connection with the Company's April 1999 acquisition of the Mack Printing Group and to focus the Company's resources on the professional communications and specialty packaging markets, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

             On November 2, 1999, the Company filed a Form 8-K, which included the press release dated November 2, 1999 regarding fiscal 1999 first quarter financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

             On November 19, 1999, the Company filed a Form 8-K, which included the prepared remarks of the Company given by C. Stephenson Gillispie, Jr., Chairman and Chief Executive Officer and Bruce V. Thomas, Executive Vice President and Chief Operating Officer, at the Company's 1999 Annual Meeting of Shareholders.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


       CADMUS COMMUNICATIONS CORPORATION


Date:  February 11, 2000


       /s/ C. Stephenson Gillispie, Jr.
       --------------------------------
       C. Stephenson Gillispie, Jr.
       Chairman, President, and Chief Executive Officer



Date:  February 11, 2000


       /s/ David E. Bosher
       -------------------
       David E. Bosher
       Sr. Vice President, Chief Financial Officer, and Treasurer