Form 10-Q
period 2000-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2000-05-15
CIK 745274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    Form 10-Q
                                  ------------
(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR

    (  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ____ to ____
                                     -------

                         Commission File Number 0-12954


                        CADMUS COMMUNICATIONS CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


           Virginia                               54-1274108
-------------------------------                -------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)              Identification Number)

                        6620 West Broad Street, Suite 240
                            Richmond, Virginia 23230
           (Address of principal executive offices including zip code)


               Registrant's telephone number, including area code:
                                 (804) 287-5680


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2000.

                  Class                         Outstanding at April 30, 2000
                  -----                         -----------------------------
Common Stock, $.50 Par Value                             8,937,592

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                                                            Page Number
                                                                                                            -----------

Part I.      Financial Information

             Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets --                                                        3
                  March 31, 2000 (unaudited) and June 30, 1999

                  Condensed Consolidated Statements of Income (unaudited) --                                      4
                  Three and Nine Months Ended March 31, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows (unaudited) --                                  5
                  Nine Months Ended March 31, 2000 and 1999

                  Condensed Consolidated Statements of Shareholders' Equity --
                  Nine Months Ended March 31, 2000 (unaudited) and year ended June 30, 1999                       6

                  Notes to Condensed Consolidated Financial Statements (unaudited)                                7


             Item 2.      Management's Discussion and Analysis of Financial                                      11
                          Condition and Results of Operations

             Item 3.      Quantitative and Qualitative Disclosures about Market Risk                             16


Part II.     Other Information

             Item 6.      Exhibits and Reports on Form 8-K                                                       16


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                 March 31,            June 30,
                                                                                   2000                 1999
                                                                               ----------------      -----------
                                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $      1,456         $     5,068
   Accounts receivable, net                                                           58,054              92,532
   Inventories                                                                        28,477              30,586
   Deferred income taxes                                                               4,766               5,842
   Prepaid expenses and other                                                          4,606               6,230
                                                                               ----------------      --------------

        Total current assets                                                          97,359             140,258

Property, plant, and equipment (net of accumulated depreciation
   of  $119,503 at March 31, 2000 and $115,382 at June 30, 1999)                     153,298             173,085
Goodwill and other intangibles, net                                                  185,532             198,570
Other assets                                                                          10,720              11,933
                                                                               ----------------      --------------

TOTAL ASSETS                                                                    $    446,909         $   523,846
                                                                               ================      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                                        $      3,600         $        --
   Current maturities of long-term debt                                               10,115               6,637
   Accounts payable                                                                   35,554              42,017
   Accrued expenses                                                                   31,483              31,275
   Restructuring reserve                                                               3,870                  --
                                                                               ----------------      --------------

        Total current liabilities                                                     84,622              79,929

Long-term debt, less current maturities                                              207,399             269,242
Other long-term liabilities                                                           33,804              29,426
Deferred income taxes                                                                  4,626               8,716

Shareholders' equity:
    Common stock ($.50 par value;  authorized  shares-16,000,000  shares; issued and outstanding shares - 8,938,000 at
        March 31, 2000 and 9,011,000 at June 30, 1999)                                 4,469               4,505
   Capital in excess of par value                                                     67,363              68,001
   Retained earnings                                                                  45,002              64,403
   Accumulated other comprehensive loss
                                                                                        (376)               (376)
                                                                               ----------------      --------------

        Total shareholders' equity                                                   116,458             136,533
                                                                               ----------------      --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $    446,909         $   523,846
                                                                               ================      ==============

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended                   Nine Months Ended
                                                             March 31,                            March 31,
                                                     ---------------------------          ---------------------------
                                                         2000           1999                  2000           1999
                                                      ------------   -----------           ------------   ------------

 Net sales                                           $   121,706    $   100,001           $    377,859   $    308,596
                                                      ------------   -----------           ------------   ------------

 Operating expenses:
     Cost of sales                                        93,734         80,248                295,154        246,266
      Selling and administrative                          16,785         14,907                 52,153         44,402
     Net gain on divestitures                                 --         (9,521)                   --         (9,521)
     Restructuring and other charges                       1,583             --                 34,144            --
                                                      ------------   -----------           ------------   ------------
                                                         112,102         85,634                381,451        281,147
                                                      ------------   -----------           ------------   ------------

 Operating income (loss)                                   9,604         14,367                 (3,592)        27,449
                                                      ------------   -----------           ------------   ------------

 Interest and other (income) expenses:
     Interest                                              5,661          1,878                 17,658          6,085
     Securitization costs                                    465             --                    876             --
     Other, net                                             (300)           250                   (697)           (66)
                                                      ------------   -----------           ------------   ------------
                                                           5,826          2,128                 17,837          6,019
                                                      ------------   -----------           ------------   ------------

 Income (loss) before income taxes                         3,778         12,239                (21,429)        21,430

 Income tax expense (benefit)                              1,929          4,712                 (3,376)         8,251
                                                      ------------   -----------           ------------   ------------

 Net income (loss)                                   $     1,849    $     7,527           $    (18,053)  $     13,179
                                                       ==========     ==========           ============   ===========


 Earnings per share - basic:
     Net income (loss) per share                     $        .21   $        .96          $     (2.00)   $       1.67
                                                      ===========    ===========           ===========    ===========
     Weighted-average common shares
       outstanding                                          8,995          7,835                 9,008          7,872
                                                      ===========    ===========           ===========    ===========

 Earnings per share - diluted:
     Net income (loss) per share                     $        .21   $        .94          $     (2.00)   $       1.63
                                                      ===========    ===========           ===========    ===========
     Weighted-average common shares
       outstanding                                          8,997          7,968                 9,008          8,073
                                                      ===========    ===========           ===========    ===========




 Cash dividends per common share                     $        .05   $        .05          $       .15            $.15
                                                      ===========    ===========           ==========     ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                    -----------------------------

                                                                                       2000              1999
                                                                                    ------------      -----------
Operating Activities
Net income (loss)                                                                   $  (18,053)       $   13,179
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                       19,538            14,326
    Net gain on divestitures                                                                 -            (9,521)
    Restructuring and other charges                                                     34,144                 -
    Other, net                                                                             931             6,461
                                                                                    ------------      -----------

                                                                                        36,560            24,445
                                                                                    ------------      -----------
Changes in assets and  liabilities,  excluding debt and effects of  acquisitions and dispositions:
   Accounts receivable, net                                                              4,947            (4,523)
   Inventories                                                                            (192)           (4,846)
   Accounts payable and accrued expenses                                                (4,662)           (8,928)
   Restructuring reserve (due to cash payments)                                         (7,339)           (1,236)
   Other, net                                                                            1,250            (1,394)
                                                                                    ------------      -----------

                                                                                        (5,996)          (20,927)
                                                                                    ------------      -----------

Net cash provided by operating activities                                               30,564             3,518
                                                                                    ------------      -----------

Investing Activities
Purchases of property, plant, and equipment                                            (12,515)          (12,340)
Proceeds from sales of property, plant, and equipment                                    5,236               962
Payments for businesses acquired                                                             -            (5,192)
Net proceeds from divested businesses                                                    3,868            34,971
Other, net                                                                              (2,586)             (295)
                                                                                    ------------      -----------

Net cash (used in) provided by investing activities                                     (5,997)           18,106
                                                                                    ------------      -----------

Financing Activities
Proceeds from short-term borrowings                                                      3,600            10,070
Proceeds from sale of accounts receivable                                               27,900                 -
Repayment of long-term revolving credit facility                                       (55,350)          (23,500)
Repayment of tax-exempt bonds                                                           (1,600)                -
Repayment of long-term borrowings                                                       (1,415)           (4,852)
Dividends paid                                                                          (1,348)           (1,183)
Repurchase and retirement of common stock                                                    -            (3,864)
Issuance of stock                                                                            -             1,986
Proceeds from exercise of stock options                                                     34                 -
                                                                                    ------------      -----------

Net cash used in financing activities                                                  (28,179)          (21,343)
                                                                                    ------------      -----------

Increase (decrease) in cash and cash equivalents                                        (3,612)              281

Cash and cash equivalents at beginning of period                                         5,068                 -
                                                                                    ------------      -----------

Cash and cash equivalents at end of period                                          $    1,456        $      281
                                                                                    ============      ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In thousands)


----------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                         Capital in                     Other
                                       Common Stock       Excess of     Retained    Comprehensive
(in thousands)                        Shares   Amount     Par Value     Earnings    Income (Loss)    Total
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998              7,921  $  3,961     $ 53,532      $  52,323   $      --   $  109,816

Net income                               --        --           --         13,713          --       13,713
Change in minimum pension liability      --        --           --             --        (376)        (376)
                                                                           ------        -----      ------
Comprehensive income                                                       13,713        (376)      13,337
                                                                           ------        -----      ------

Cash dividends - $.20 per share          --        --           --         (1,633)         --       (1,633)
Repurchase and retirement
   of common stock                     (201)     (101)      (3,763)            --          --       (3,864)
Issuance of common stock for
   business acquisitions              1,288       644       18,204             --          --       18,848
Net shares issued upon exercise
  of stock options                        3         1           28             --          --           29
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999              9,011     4,505       68,001         64,403        (376)     136,533
 (the following data is unaudited)
Net loss (and comprehensive loss)        --        --           --        (18,053)         --      (18,053)
Cash dividends - $.15 per share          --        --           --         (1,348)         --       (1,348)
Net shares retired                      (76)      (38)        (670)            --          --         (708)
Net shares issued upon exercise
  of stock options                        3         2           32             --          --           34
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000             8,938  $  4,469     $ 67,363      $  45,002   $    (376)  $  116,458
----------------------------------------------------------------------------------------------------------------

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended March 31, 2000, are not necessarily indicative of results for the entire fiscal year.

     Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2. Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 2,000 and 133,000 for the three months ended, and 0 and 201,000 for the nine months ended March 31, 2000 and 1999, respectively.

3. Components of net inventories at March 31, 2000 and June 30, 1999, were as follows (in thousands):

                                     March 31,               June 30,
                                       2000                    1999
                                   -------------           ------------
                                   (unaudited)

     Raw materials and supplies    $    9,197              $     9,389
     Work in process                   17,701                   17,485
     Finished goods                     1,579                    3,712
                                   -------------           ------------
                                   $    28,477             $    30,586
                                   =============           ============

4. The Company is organized around two business groups: Professional Communications, serving customers who publish information, and Marketing Communications, serving customers who convey marketing messages. Professional Communications, which serves both not-for-profit and commercial publishers, is comprised of three product lines: STM journal services, special interest magazines, and soft cover books/directories. Professional Communications provides a full range of composition, editorial, prepress, printing, warehousing and distribution services. In addition, this group provides a full complement of digital products and services, including website design and architecture, content management, Internet and CD ROM-based electronic archiving, electronic peer review and online publishing. Marketing Communications includes specialty packaging, promotional printing, and catalog photography and design services.

     The accounting  policies for the groups are the same as those  described in
     Note 1 "Significant Accounting Policies" in the fiscal 1999 Annual Report on Form 10-K. The Company primarily evaluates the performance of its operating groups based on operating income, excluding amortization of goodwill and restructuring charges. Intergroup sales for the third quarter and first nine months of fiscal 2000 are not significant. The Company manages income taxes on a consolidated basis.

     Summarized group data is as follows:

-------------------------------------------------------------------------------------------------
                                           Professional             Marketing
     (In thousands)                       Communications         Communications         Total
-------------------------------------------------------------------------------------------------
     Three Months Ended March 31, 2000:
         Net sales                        $    92,675           $    29,031        $   121,706
         Operating income                      13,899                   780             14,679

     Three Months Ended March 31, 1999:
         Net sales                        $    52,098           $    47,903        $   100,001
         Sales between groups                      --                    --                 --
         Operating income                       7,457                  (253)             7,204



     Nine Months Ended March 31, 2000:
         Net sales                        $   271,069           $   106,790        $   377,859
         Operating income                      38,158                 1,548             39,706

     Nine Months Ended March 31, 1999:
         Net sales                        $   154,272           $   155,144        $   309,416
         Sales between groups                    (820)                   --               (820)
         Operating income                      23,642                 1,003             24,645


     A reconciliation of group data to consolidated data is as follows:


                                                              Three Months Ended               Nine Months Ended
                                                                  March 31,                        March 31,
                                                          ---------------------------       -------------------------
           (In thousands)                                      2000          1999              2000           1999
                                                           -------------   ----------       -----------    -----------
           Earnings from operations:
           Reportable group operating income              $     14,679    $   7,204        $   39,706     $   24,645
           Amortization of goodwill                             (1,291)        (487)           (3,966)        (1,453)
           Unallocated shared services and other
             corporate expenses                                 (2,201)      (1,871)           (5,188)        (5,264)
           Gain on divestitures, net                                --        9,521                --          9,521
           Restructuring and other charges                      (1,583)          --           (34,144)            --
           Interest expense, net                                (5,661)      (1,878)          (17,658)        (6,085)
           Securitization costs                                   (465)          --              (876)            --
           Other income, net                                       300         (250)              697             66
                                                           -------------   ----------       -----------    -----------
           Income (loss) before income taxes              $      3,778    $  12,239        $  (21,429)    $   21,430
                                                           -------------   ----------       -----------    -----------



5. In October 1999, the Company announced organizational changes and a restructuring plan intended to 1) effect additional planned synergies in connection with its April 1999 acquisition of the Mack Printing Group ("Mack") and 2) focus the Company's resources on the professional communications and specialty packaging markets. The restructuring plan has the following broad components:

     o closing the  Atlanta-based  Cadmus Point of Purchase  ("POP") business unit;
     o implementing additional, planned synergies associated with the integration of Mack;
     o divesting  the  Company's  Richmond-  and  Charlotte-based   marketing
       agencies;
     o consolidating certain corporate functions and overhead.

     As of March 31, 2000, the following restructuring actions had taken place:

     o The POP business unit was closed in October, 1999.
     o The workflows of two composition facilities in Lancaster, Pennsylvania were substantially integrated.

     o The Richmond agency business was closed in July, 1999, and the Company sold its Charlotte-based agency operation in September, 1999.
     o The Company consolidated certain corporate functions, including eliminating the overhead associated with its Marketing Communications sector.
     o The Company eliminated certain overhead within the Professional Communications group.

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

     The Company recorded third quarter restructuring charges totaling $1.6 million ($1.4 million net of taxes.) These charges related primarily to the continued consolidation of duplicate facilities and overhead in the Professional Communications group. Total restructuring and other charges in the third quarter consisted of asset write-offs of $.6 million, contract termination costs of $.2 million, and involuntary termination costs of $.8 million. Involuntary termination costs relate to approximately 50 associates located primarily within the Professional Communications group.

     For the nine month period ended March 31, 2000, the company made severance payments totaling $4 million to approximately 190 associates. The $3.9 million restructuring reserve at March 31, 2000 is comprised of the following: $1.3 million for involuntary termination costs, $1.3 million for contract termination costs, and $1.3 million for other post closure shutdown costs. The Company expects all restructuring actions will be completed within the next 9 months.

6. The Company entered into a receivables securitization program on October 26, 1999. Under the program, the Company entered into an agreement to sell, on a revolving basis, certain of its accounts receivable to a wholly-owned subsidiary, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to an unrelated third party purchaser up to a maximum of $35.0 million. These transactions are accounted for as a sale of accounts receivable. At March 31, 2000, $27.9 million of accounts receivable had been sold and reflected as a reduction of accounts receivable, the proceeds of which were used to repay a corresponding amount of the Company's senior bank credit facility. The fees arising from the securitization transaction of $0.5 million for the three months ended March 31, 2000, and $0.9 million for the nine months ended March 31, 2000, are reported as securitization costs on the condensed consolidated statements of income for the three and nine months ended March 31, 2000. These fees vary, based on the level of receivables sold and commercial paper rates plus a margin, providing a lower effective rate than that available under the Company's senior bank credit facility. The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable, including receivables sold.

7. On May 11, 2000, the Company announced that Mr. C. Stephenson Gillispie, Jr. will retire as chairman, president and chief executive officer and as a director effective June 30, 2000. Mr. Bruce V. Thomas, currently executive vice president and chief operating officer, was elected to replace Mr. Gillispie as president and chief executive officer. Mr. Russell M. Robinson, II, was elected to serve as nonexecutive chairman.

     In connection with the announced retirement, the Company has effected a retirement agreement with Mr. Gillispie. The components total approximately $3.0 million, with a present value of $2.2 million, and consist of the following:

     o Salary continuation payments, including benefits, totaling $1.4 million, with a present value of $1.3 million ;

     o Additional retirement benefits totaling $1.5 million, with a present value of $0.9 million; and

     o Certain health and welfare continuation benefits valued at $0.1 million.

     In addition, under the terms of the agreement, all unexercised Cadmus stock options held by Mr. Gillispie, which totaled 244,200 shares at March 31, 2000, were cancelled. The agreement also provides for ongoing consultation by Mr. Gillispie and contains certain restrictive covenants which prohibit Mr. Gillispie from competing, either directly or indirectly, with the Company or becoming a party to any transaction which would effect a "change in control" of the Company.

     The Company expects to recognize a special charge in the fourth quarter of fiscal 2000 in the amount of approximately $2.4 million related to the items above.

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

In October 1999, the Company announced organizational changes and a restructuring plan intended to 1) effect additional planned synergies in connection with its April 1999 acquisition of the Mack Printing Group ("Mack") and 2) focus the Company's resources on the professional communications and specialty packaging markets. The restructuring plan has the following broad components:

        o closing the Atlanta-based Cadmus Point of Purchase ("POP") business unit;
        o implementing additional, planned synergies associated with the integration of Mack;
        o divesting the Company's Richmond- and Charlotte-based marketing agencies; and
        o consolidating certain corporate functions and overhead.

The company estimates that the annualized improvement in operating income from its restructuring plan will exceed $6 million and that net funds liquidated will result in approximately $1 million in annual interest savings from these activities.

As of March 31, 2000, the following restructuring actions had taken place:

        o The POP business unit was closed in October, 1999.
        o The workflows of two composition facilities in Lancaster, Pennsylvania were substantially integrated.
        o The Richmond agency business was closed in July, 1999, and the Company sold its Charlotte-based agency operation in September, 1999.
        o The Company consolidated certain corporate functions, including eliminating the overhead associated with its Marketing
          Communications sector.
        o The Company eliminated certain overhead within the Professional Communications group.

The Company expects all restructuring actions will be completed over the next 9 months.

RESULTS OF OPERATIONS
The  following   table  presents  the  major   components   from  the  Condensed
Consolidated Statements of Income as a percent of net sales for the three and nine months periods ended March 31, 2000 and 1999:

                                                 Three Months Ended             Nine Months Ended
                                                     March 31,                      March 31,
                                                     ---------                      ---------
                                                   2000        1999             2000        1999
                                                   ----       -----             ----        ----
Net sales                                         100.0%        100.0%          100.0%     100.0%
Cost of sales                                      77.0          80.2            78.1       79.8
                                                  -----       -------           -----     ------
Gross profit                                       23.0          19.8            21.9       20.2
Selling and administrative expenses                13.8          14.9            13.8       14.4
Net gain on divestitures                             --          (9.5)             --       (3.1)
Restructuring and other charges                     1.3            --             9.1         --
                                                 ------       -------            -----    -------
Operating income (loss)                             7.9          14.4            (1.0)       8.9
Interest expense                                    4.6           1.9             4.7        2.0
Securitization costs                                0.4            --             0.2         --
Other expenses (income), net                       (0.2)          0.3            (0.2)        --
                                                 -------     --------           -------   -------
Income (loss) before income taxes                   3.1          12.2            (5.7)       6.9
Income tax expense (benefit)                        1.6           4.7            (0.9)       2.6
                                                 -------     --------           -------   -------
Net income (loss)                                   1.5%          7.5%           (4.8)%      4.3%
                                                 =======     ========           =======   =======



Sales
Sales for the third quarter of fiscal 2000 were $121.7 million, a 22% increase from sales of $100.0 million in the third quarter of fiscal 1999. Sales for the first nine months of fiscal 2000 also increased 22% to $377.9 million. The increase for the three and nine-month periods was driven by double-digit sales growth from the specialty packaging business, as well as the incremental contribution from the Mack acquisition. Adjusted for the acquisition of Mack, and divested businesses, net sales increased 5% and 7% for the three and nine months periods ended March 31, 2000, respectively.

Professional Communications sales rose 78% and 76% for the third quarter and first nine months of fiscal 2000, respectively, compared to the prior year. Adjusted for the acquisition of Mack, sales increased by 2% for the third quarter of fiscal 2000 and declined 1% for the first nine months of fiscal 2000, compared to the corresponding periods of fiscal 1999. The third quarter improvement was due to increased new business development. The nine month decrease was primarily due to a higher than normal customer attrition rate experienced in the first half of the fiscal year.

In the Marketing Communications group, the Company's specialty packaging business recorded a 26% increase in sales in the third quarter of fiscal 2000, and a 37% increase in sales year to date over the prior year. These increases were due primarily to expanded volume in both new and existing accounts. The graphic solutions business experienced an 11% decline in sales for the third quarter and a 2% increase in sales for the first nine months of fiscal 2000, compared to the prior year. The decline in sales in the thirds quarter was due to soft commercial printing market conditions in the third quarter and competitive pressures. Divested and closed operations had no sales in the third quarter and contributed $12.3 million in sales to the first nine months of fiscal 2000, respectively, compared to $21.5 million and $78.6 million in the corresponding periods of the prior year.

Gross Profit
Gross profit increased to 23.0% and 21.9% of net sales for the third quarter and first nine months of fiscal 2000, respectively, compared to 19.8% and 20.2% for the same periods of fiscal 1999. The improvement in gross profit margins was primarily due to savings resulting from the restructure actions, higher plant utilization resulting from volume gains and improved plant efficiencies.

Selling and Administrative Expenses
Selling and administrative expenses, as a percentage of net sales, were 13.8% for both the third quarter and first nine months of fiscal 2000 compared to 14.9% and 14.4% in the same periods of the prior year. This decline was primarily attributable to the favorable impact resulting from the restructuring actions involving the integration of Mack and divestiture of certain marketing business. Partially offsetting these benefits was higher goodwill amortization expense related to the Mack acquisition.

Restructuring and Other Charges
The Company recorded first quarter restructuring and other charges totaling $16.6 million ($14.1 million net of taxes). These charges included the write-off of intangible assets related to the Company's POP business of $11.1 million, the write-off of redundant manufacturing software resulting from the integration of Mack of $6.2 million, and a net gain from the closure and divestiture of the two marketing businesses of $0.7 million.

The Company recorded second quarter restructuring and other charges totaling $16.0 million ($10.0 million net of taxes). These charges related to the closure of the company's POP business, the consolidation of two composition facilities, and the consolidation of certain corporate functions and overhead. Total restructuring and other charges in the second quarter consisted of asset write-downs of $7.9 million, involuntary termination costs of $4.5 million, contract termination costs of $3.0 million, and other post closure shutdown costs of $0.6 million. Involuntary termination costs relate to approximately 170 associates located primarily at the POP business, two composition facilities, and the corporate location. For the six month period ended December 31, 1999, the company made severance payments totaling $2.1 million to approximately 150 associates. The $5.5 million restructuring reserve at December 31, 1999 is comprised of the following: $2.4 million for involuntary termination costs, $1.7 million for contract termination costs and $1.4 million for other post closure shutdown costs.

The Company recorded third quarter restructuring charges totaling $1.6 million ($1.4 million net of taxes.) These charges related primarily to the continued consolidation of duplicate facilities in the Professional Communications group. Total restructuring and other charges in the third quarter consisted of asset write-offs of $.6 million, contract termination costs of $.2 million, and involuntary termination costs of $.8 million. Involuntary termination costs relate to approximately 50 associates located primarily in Cadmus Professional Communications organization

The Company expects all restructuring actions will be completed over the next 9 months.

Operating Income
The Company  recorded  operating income of $9.6 million for the third quarter of fiscal 2000  compared  to $14.4  million in the  corresponding  period of fiscal
1999. The decline in operating income was due primarily to two factors: (1) restructuring charges recorded in the third quarter of fiscal 2000 related to the continued consolidation of duplicate facilities in the Professional Communications group and (2) a net gain a $9.5 million recorded in the third quarter of fiscal 1999 related to the divestiture of the Company's financial communications and custom publishing product lines.

The Company recorded an operating loss of $3.6 million for the nine month period ended March 31, 2000, compared to operating income of $27.4 million in the prior year. This decline was due primarily to $34.1 million in restructuring charges related to actions taken in the first three quarters of fiscal 2000 and a gain of $9.5 million recorded in fiscal 1999 related to the divestiture of the Company's financial communications and custom publishing product lines and the inclusion of Mack results. Excluding restructuring and other charges, operating income rose to 9.2% and 8.1% of net sales for the third quarter and first nine months of fiscal 2000, respectively, up from 4.8% and 5.8% of net sales in the corresponding periods of the prior year, primarily due to the inclusion of Mack results in fiscal 2000.

Interest and Other Expenses and Income Taxes
Interest expense increased $3.8 million and $11.6 million for the third quarter and first nine months of fiscal 2000 over the same periods in fiscal 1999. The increase in interest expense was due primarily to higher debt levels resulting from the acquisition of Mack, along with higher interest rates on the Company's senior credit facility and senior subordinated notes issued in conjunction with the Mack acquisition. The Company reduced debt by $26.9 million in the first nine months of fiscal 2000, exclusive of debt reduction due to the securitization program. The effects of lower debt levels on interest expense were offset by higher short-term interest rates in fiscal 2000.

As a result of its implementation of a receivables securitization program with its lead bank, the Company incurred $0.5 million in securitization costs in the third quarter of fiscal 2000 and $0.9 million in securitization fees year to date. These fees vary based on commercial paper rates plus a margin, providing a lower effective rate than that available under the Company's senior bank credit facility. The Company anticipates that Mack's receivables will be brought into the receivables securitization program during the fourth quarter of fiscal 2000.

The Company recognized income tax expense at an effective tax rate of 51.1% for the third quarter and income tax benefits at an effective tax rate of 5.7% for the first nine months of fiscal 2000, respectively, compared to an income tax rate of 38.5% in the comparable periods of fiscal 1999. The reduction in the effective tax rate for the first nine months of fiscal 2000 is largely attributable to the non-deductibility of restructuring charges associated with the write-off of certain intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities for the first nine months of fiscal 2000 totaled $30.6 million, compared to $3.5 million for the first nine months of fiscal 1999. This $27.1 million improvement was attributable to increased operating earnings (before depreciation, amortization and restructuring charges), including the impact of reporting Mack's results in the first nine months of fiscal 2000, and improved working capital management. Changes in working capital during the first nine months required $6.0 million in cash, primarily attributable to cash outlays related to the Company's restructuring plan. The $18.3 million improvement in working capital cash flow, excluding restructuring cash requirements, resulted from 1) improved collections on accounts receivable, 2) improved inventory and payables management, and 3) lower sales and management incentives paid in the first half of fiscal 2000.

Investing Activities
Net cash used in investing activities was $6.0 million for the first nine months of fiscal 2000, as compared to net cash provided by investing activities of $18.1 million in the prior year. Net proceeds from divested businesses totaled $3.9 million in the third quarter of fiscal 2000, from the sale of the Charlotte-based direct marketing agency in fiscal 2000, compared to $35.0 million from the sale of the financial communications business in fiscal 1999. Proceeds from the sale of property, plant and equipment totaled $5.2 million in the current year, and related primarily to the sale of a manufacturing facility and related equipment in the point of purchase business. Capital expenditures remained consistent with the prior year at $12.5 million, and included investments primarily in prepress and manufacturing equipment, and new business and manufacturing systems. The Company estimates that capital expenditures for fiscal 2000 will approximate $20 million. In the first nine months of fiscal 2000, the Company made additional payments of $2.6 million in connection with its acquisition of Mack in April, 1999. Net cash used in investing activities in fiscal 1999 included $5.2 million of cash paid for the purchase of the assets of Beacon Press, Incorporated and the stock of Dynamic Diagrams.

Financing Activities
Net cash used in financing activities was $28.2 million for the first nine months of fiscal 2000 compared to $21.3 million in fiscal 1999. Short-term borrowings and cash provided by operations were used to fund working capital requirements, to pay down $26.9 million in debt (exclusive of the securitization program), and to fund $1.3 million in dividend payments.

On October 26, 1999, the Company entered into a receivables securitization program. Under the program, the Company entered into an agreement to sell, on a revolving basis, certain of its accounts receivable to a wholly-owned subsidiary, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to an unrelated third party purchaser up to a maximum of $35.0 million. These transactions are accounted for as a sale of accounts receivable. At March 31, 2000, $27.9 million of accounts receivable had been sold and reflected as a reduction of accounts receivable, the proceeds of which were used to repay a corresponding amount of the term loan facility under the senior bank credit facility.

For the nine months ended March 31, 1999, the Company decreased its borrowings by $18.3 million. This decline in total debt was attributable to the net proceeds from the sale of the financial communications business, which were used to reduce debt in the third quarter of fiscal 1999. Additional uses of funds included the repurchase of common stock for $3.9 million, and dividend payments of $1.2 million.

Total debt at March 31, 2000, was $221.1 million, down $54.8 million from $275.9 million at June 30, 1999. The Company's debt to capital ratio was 65.4% at March 31, 2000, down from 66.9% at June 30, 1999, primarily due to the reduction in overall debt levels offset by the impact on equity resulting from restructuring charges recognized in the first nine months of fiscal 2000.

The primary cash requirements of the Company are for debt service, capital expenditures, and working capital. The primary sources of liquidity will be cash flow provided by operations and unused capacity under its senior credit and receivables securitization facilities. The Company believes that these sources will provide sufficient liquidity and capital resources to meet its anticipated debt service requirements, capital expenditures, and working capital requirements. The future operating performance and the ability to service or refinance the Company's debt depends on the ability to implement the business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company.


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



PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

              a)  Exhibits:

                  Exhibit 27        Financial Data Schedule


              b)  Reports on Form 8-K:


                  On February 3, 2000, the Company filed a Form 8-K, which included the press release dated February 2, 2000 regarding fiscal 2000 second quarter financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

                  On February 29, 2000, the Company filed a Form 8-K, which included an amendment to the Company's shareholder rights agreement dated as of February 15, 1999 (the "Rights Agreement"). Pursuant to the amendment, the definition of "Acquiring Person" contained in the Rights Agreement has been amended to prevent the Rights Agreement from being triggered in certain specified circumstances or inadvertently.

SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


         CADMUS COMMUNICATIONS CORPORATION


Date:   May 15, 2000


         /s/ C. Stephenson Gillispie, Jr.
         --------------------------------
         C. Stephenson Gillispie, Jr.
         Chairman, President, and Chief Executive Officer



Date:   May 15, 2000


         /s/ David E. Bosher
         ---------------------------------
         David E. Bosher
         Sr. Vice President, Chief Financial Officer, and Treasurer