Form 10-K
period 2000-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2000-09-28
CIK 745274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended June 30, 2000

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

                         1801 Bayberry Court, Suite 200
                            Richmond, Virginia 23226
          (Address of principal executive offices, including zip code)
                                  ____________

       Registrant's telephone number, including area code: (804) 287-5680
                                  ____________

           Securities registered pursuant to Section 12(g) of the Act:
       Cadmus Communications Corporation Common Stock, $.50 par value, and
                         Preferred Stock Purchase Rights
                                (Title of Class)
                                  ____________

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

          As of July 31, 2000, 8,937,592 shares of Registrant's common stock were outstanding, and the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $53,111,841 based on the last sale price on July 31, 2000.

               Documents Incorporated by Reference:

          Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2000 are incorporated in Parts I and II of this report. Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on November 9, 2000 are incorporated in Part III of this report.

                                    INDEX



PART I
                                                                        Page
                                                                        ----
Item 1.     Business..................................................     3
Item 2.     Properties................................................     6
Item 3.     Legal Proceedings.........................................     7
Item 4.     Submission of Matters to a Vote of Security Holders.......     7


PART II

Item 5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters............................    10
Item 6.     Selected Financial Data...................................    10
Item 7.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........    10
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk    10
Item 8.     Financial Statements and Supplementary Data...............    10
Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................    10


PART III

Item 10.    Directors and Executive Officers of the Registrant........    11
Item 11.    Executive Compensation....................................    11
Item 12.    Security Ownership of Certain Beneficial Owners
               and Management.........................................    11
Item 13.    Certain Relationships and Related Transactions............    11

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K....................................    12

                                     PART I
                                ITEM 1. BUSINESS

                                  Introduction

  Headquartered in Richmond, Virginia, Cadmus Communications Corporation ("Cadmus" or the "Company") provides integrated graphic communications services to professional publishers, not-for-profit societies and corporations. Cadmus is the largest provider of production services to scientific, technical and medical ("STM") journal publishers in the world, the fourth largest publications printer in North America, and a leading national provider of specialty packaging. The Company also offers commercial printing, fulfillment and distribution services, software duplication, and catalog design and photography.

  Cadmus was formed in 1984 through the merger of The William Byrd Press, Incorporated ("Byrd"), a leading regional publications printer in Virginia, and Washburn Graphics, Inc. ("Washburn"), a graphic arts firm based in North Carolina. Since the merger, Cadmus has grown through enhancement of existing products, internal development of new products, and acquisitions. The Company's principal executive offices are located at 1801 Bayberry Court, Suite 200, Richmond, Virginia 23226, and its telephone number is (804) 287-5680. The Company's Internet address is http://www.cadmus.com. Unless the context otherwise requires, references herein to Cadmus or the Company shall refer to Cadmus Communications Corporation and its consolidated subsidiaries.

  Cadmus has augmented its core printing competency through a series of strategic mergers and acquisitions. Significant acquisitions to date include:

 . in fiscal 1986, American Graphics Inc., a company located in Atlanta, Georgia, providing graphic design services, promotional printing and production of point of purchase advertising materials;
 . in fiscal 1993, the assets of the Waverly Press Division of Waverly, Inc., a division located in Baltimore and Easton, Maryland, engaged in the printing of scientific, technical and medical ("STM") journals;
 .  in fiscal 1996, Lancaster Press, Inc. and its subsidiaries, a Pennsylvania-
   based producer of STM journals; and
 . in fiscal 1999, the Mack Printing Group, based in Maryland and Pennsylvania, one of the nation's largest producers of STM journals, directories and soft-cover books.

     In fiscal 1999, the Company sold its financial communications product line based in Charlotte, North Carolina to R.R. Donnelley & Sons, Inc. Also in fiscal 1999, the Company sold its Custom Publishing business located in Boston, Massachusetts to a relationship marketing company owned by the former president of Custom Publishing.

     During the first quarter of fiscal 2000, the Company adopted a restructuring plan intended to effect planned synergies in connection with its April 1999 acquisition of the Mack Printing Group ("Mack") and to focus the Company's resources on the professional communications and specialty packaging markets. As of June 30, 2000, these actions had taken place:

 . the Atlanta-based Cadmus Point of Purchase ("POP") business unit was closed in October 1999;
 . the work flows of two composition facilities in Lancaster, Pennsylvania were substantially integrated;
 . the Richmond-based marketing agency was closed in July 1999, and the
  Charlotte-based agency was sold in September 1999;
 . corporate functions and overhead were consolidated, including eliminating overhead costs associated with the Marketing Communications Group and eliminating certain overhead within the Professional Communications Group.

Organizational Structure and Product Lines

  The Company's organizational structure during fiscal 2000 consisted of two primary business groups: the Professional Communications Group and the Marketing Communications Group.

Professional Communications Group

  The Professional Communications Group is comprised of three primary product lines: STM journals, special interest and trade magazines, and books and directories. The Professional Communications Group provides a full range of composition, editorial, prepress, printing, warehousing and distribution services. In addition, this group provides a full complement of digital products and services, including website design and architecture, content management, Internet and compact disc based electronic archiving, electronic peer review and online publishing. The Professional Communications Group generated approximately 74% of the Company's net sales in fiscal 2000.

Marketing Communications Group

  The Marketing Communications Group focuses on the creation, production and distribution of graphic communications. Product lines include specialty packaging, commercial printing, fulfillment and distribution services, software duplication, and catalog design and photography. Marketing Communications generated approximately 26% of the Company's net sales in fiscal 2000.
  .
Seasonal Fluctuations

  Seasonal fluctuations occur in the overall demand for printing. Printing of both periodicals for the educational and scholarly market and promotional materials tends to decline in the summer months. Consumer publications tend to peak before Christmas and before Easter. Specialty packaging tends to increase prior to the Christmas shopping season and decline during the summer months. All of these factors combine to give Cadmus a seasonal pattern with the months October through June typically stronger than the months July through September.

Raw Materials

  The principal raw material used in Cadmus' business is paper. Paper stock inventories are maintained in the Professional Communications Group, where a supply of roll paper stock is required to operate the web presses. The Company's other operations generally purchase paper on a direct order basis for specific jobs with minimal inventory requirements. Cadmus purchases its paper requirements under agreements that guarantee tonnage and provide short-range price protection for three- to six-month intervals. The price of paper charged to customers is subject to adjustment so that, except in rare instances, Cadmus does not have exposure to changes in the cost of paper.

  The Company uses a variety of other raw materials including ink, film, offset plates, chemicals and solvents, glue, wire, and subcontracted components. In general, the Company has not experienced any significant difficulty in obtaining raw materials.

Competition

  Cadmus competes with a large number of companies, some of which have greater resources and capacity. In recent years, there has been an excess of capacity in the printing industry that has increased competition. Rapid technological change has also brought new competitors to the market-place. The markets served by Cadmus face competition based on a combination of factors including quality, service levels, and price. To lessen exposure to larger competitors with greater resources, Cadmus focuses generally on specialized markets where the Company can achieve market leader status, and where the Company can gain competitive advantages through knowledge of the market and ability to offer high quality, end-to-end solutions to customers.

Employees

  Cadmus employs approximately 3,500 persons, approximately 23% of which are currently covered by collective bargaining agreements. Cadmus believes its relationship with its employees is good. In addition, the Company believes that no single collective bargaining agreement is material to the operations taken as a whole.

Regulation

  Cadmus operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination. Cadmus believes that it is in substantial compliance with environmental laws and regulations.

Certain Financial Information

  Information with respect to Cadmus' sales, operating profits, and financial condition for each of its past five years appears in the "Selected Financial Data" referred to in Item 6 of this Form 10-K.

                                  ITEM 2.  PROPERTIES

The Company considers all of its properties and the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present needs. The Company will expand as necessary for the continued development of its operations. The following table contains information regarding the Company's primary facilities as of June 30, 2000.

===============================================================================================================
Product Line                          Location                    Primary Use               Owned/       Size
                                                                                            Leased    (sq. ft.)
---------------------------------------------------------------------------------------------------------------
Professional Communications Group
Journal Services                 Akron, PA            Manufacturing/Composition              Owned       50,000
Directories, Books               Pikesville, MD       Manufacturing/Printing                Leased      175,000
Journal Services                 Linthicum, MD        Manufacturing/Composition             Leased       51,700
Directories, Books               Baltimore, MD        Warehouse, Distribution               Leased       40,000
Magazines                        East Stroudsburg,    Manufacturing/Printing                 Owned      164,570
                                   PA
Journal Services                 Easton, MD           Manufacturing/Printing                 Owned      196,800
Journal Services                 Hurlock, MD          Warehouse, Distribution               Leased      100,000
Journal Services, Magazines      Easton, PA           Manufacturing, Warehouse, Offices      Owned      252,320
Journal Services                 Ephrata, PA          Manufacturing/Printing                 Owned      142,300
Journal Services                 Ephrata, PA          Warehouse                             Leased       25,027
Journal Services                 Lancaster, PA        Manufacturing/Printing                 Owned      175,000
Journal Services                 Lancaster, PA        Warehouse                              Owned       52,000
Journal Services, Magazines      Lancaster, PA        Warehouse, Distribution               Leased       29,000
Journal Services, Magazines      Lancaster, PA        Warehouse, Distribution               Leased       18,000
Journal Services, Magazines      Richmond, VA         Manufacturing/Printing                 Owned      266,900
Journal Services                 Richmond, VA         Warehouse, Backcopy                   Leased       72,000
Journal Services                 Richmond, VA         Manufacturing, Digital Services        Owned       14,760
Journal Services                 Providence, RI       Consulting/Design                     Leased        5,500

Marketing Communications Group
Specialty Packaging              Atlanta, GA          Fulfillment & Distribution Services   Leased       88,000
Point of Purchase                Atlanta, GA          Available for sale                     Owned       65,300
Point of Purchase                Atlanta, GA          Available for lease                   Leased       61,175
Marketing Services (Catalogs)    Atlanta, GA          Catalog Services and Production       Leased       60,000
Point of Purchase                Atlanta, GA          Sublease                              Leased       30,755
Specialty Packaging              Charlotte, NC        Manufacturing/Printing                 Owned      180,000
Specialty Packaging              Charlotte, NC        Warehouse                             Leased       62,400
Graphic Solutions                Richmond, VA         Manufacturing/Printing                 Owned       97,000
Marketing Services               Richmond, VA         Sublease                              Leased       13,000
Custom Publishing                Boston, MA           Guarantor of lease                    Leased       22,000

Other
Corporate Office                 Richmond, VA         Corporate Office                      Leased       23,000


                            ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various legal actions that are ordinary and incidental to its business. Additionally, in connection with divestiture actions, the Company guaranteed certain real estate lease obligations through 2003. Accruals for claims or lawsuits have been provided for to the extent that
losses are deemed probable and can be reasonably estimated.   While the outcome
of legal actions cannot be predicted with certainty, management believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of Cadmus are elected by the Board of Directors ("Board") of the Company to serve one-year terms. The following table contains information about the executive officers of Cadmus:

                                                                                           Other Business Experience
 Name (Age)                             Position and Length of Service                     During Past Five Years
 ----------------------              -----------------------------------------  -------------------------------------------------
Bruce V. Thomas (43)                President, and Chief Executive Officer,    Senior Vice President and Chief Operating
                                    Cadmus, July 2000-present.                 Officer, Cadmus, 1999-2000. Senior Vice
                                                                               President and Chief Financial Officer, Cadmus
                                                                               1997-1999. Vice President and Chief Financial
                                                                               Officer, Cadmus, 1996-1997; Vice President, Law
                                                                               and Development, Cadmus, 1992-1996.

C. Stephenson Gillispie, Jr. (58)   Chairman of the Board, President, and      President and Chief Operating Officer, Cadmus,
                                    Chief Executive Officer, Cadmus,           1990-1992.
                                    1992-June 2000.

David E. Bosher (47)                Senior Vice President, Chief Financial     Vice President and Treasurer, Cadmus 1993-1999.
                                    Officer and Treasurer, Cadmus,
                                    1999-present.

Wayne B. Luck (43)                  Senior Vice President and Chief            Vice President, eBusiness, Owens and Minor Co.,
                                    Information Officer, Cadmus, July          Inc., 1998-2000; Vice President, Information
                                    2000-present.                              Systems, Owens and Minor Co., Inc., 1995-1998.

Wayne T. Tennent (54)               Senior Vice President, Chief               Senior Vice President, Human Resources, Cadmus,
                                    Administrative Officer and Secretary,      1999-2000; Vice President, Human Resources,
                                    Cadmus, May 2000-present.                  Marketing Communications Sector, Cadmus,
                                                                               1998-1999; Vice President, Human Resources, AMF
                                                                               Bowling Worldwide, 1996-1998; Senior Vice
                                                                               President, Administration and Human Resources,
                                                                               Best Products Co., Inc., 1977-1996.

Bruce G. Willis (39)                Vice President and Controller, Cadmus,     Vice President of Finance, Marketing
                                    1999-present.                              Communications Group, Cadmus, 1997 to 1999;
                                                                               Director, Financial Planning and Analysis,
                                                                               Cadmus, 1996-1997;  Director of Finance, Sales
                                                                               and Marketing Group, Cadmus, 1995-1996;

David G. Wilson, Jr. (59)           Vice Chairman and Group President,         Chairman and President, Professional
                                    Professional Communications Group,         Communications Sector, Cadmus,
                                    Cadmus, 2000-present.                      1998-2000.Executive Vice President, Professional
                                                                               Communications, Cadmus, 1997-1998; President,
                                                                               Cadmus Journal Services, Cadmus, 1994-1998.

Robert A. Sadler (62)               Group President-CadmusMack, Cadmus, May    Executive Vice President, Operations,
                                    2000-present.                              Professional Communications Sector, Cadmus,
                                                                               1999-2000; Consultant to Mack Printing Group and
                                                                               Cadmus, 1998-1999; Executive Vice President and
                                                                               Chief Operating Officer, Mack Printing Group,
                                                                               1981-1998.

David J. Hajek (48)                 Group President-Port City Press, Cadmus,   President,Graphic Solutions, Cadmus, 1997-2000;
                                    July 2000-present.                         Vice President, Customer Service, Cadmus,
                                                                               1995-1997.


Gerard P. Lux (42)                  Group President-Whitehall Group,           President, Specialty Packaging/Promotional
                                    Cadmus, May 2000-present.                  Printing, Cadmus, 1997-2000; Vice President of
                                                                               Manufacturing, Washburn Graphics, Cadmus,
                                                                               1995-1997.




"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Information in this annual report on Form 10-K relating to Cadmus' future prospects and performance are "forward-looking statements" and, as such, are subject to risks and uncertainties that could cause actual results to differ materially. Potential risks and uncertainties include but are not limited to:
(1) the effective execution of the restructuring plan and the successful integration of recent acquisitions, (2) continuing competitive pricing in the markets in which the Company competes, (3) the gain or loss of significant customers or the decrease in demand from existing customers, (4) the ability of the Company to continue to obtain improved efficiencies and lower overall production costs, (5) changes in the Company's product sales mix, (6) the performance of new management and leadership teams in the Company and its divisions, (7) the impact of industry consolidation among key customers, (8) the ability of the Company to operate profitably and effectively with higher levels of indebtedness, and (9) the ability to retain key employees and managers. The information included in this release is representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.

                                     PART II

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

    Cadmus common stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System under the symbol "CDMS." Information with respect to market prices is presented on page 34 of the 2000 Annual Report and is incorporated herein by reference.

    As of August 31, 2000, the approximate number of beneficial holders of Cadmus common stock was 2000, which includes stockholders recorded on security position listings.

    On August 25, 2000 Cadmus declared a regular quarterly cash dividend of $.05 per share, payable on September 22, 2000, to shareholders of record as of September 8, 2000. Additional information with respect to dividends declared is presented on page 34 of the 2000 Annual Report and is incorporated herein by reference.

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

                         ITEM 6. SELECTED FINANCIAL DATA

    The information presented under the caption "Selected Financial Data" on page 34 of the 2000 Annual Report to Shareholders is incorporated herein by reference.


            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

    The information presented under the caption "Management's Discussion and Analysis" on pages 35 through 39 of the 2000 Annual Report to Shareholders is incorporated herein by reference.


                ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

    For quantitative and qualitative disclosures about market risk, see the Notes to Consolidated Financial Statements (Note 7) referenced in Item 8 of this report, and the information presented under the caption "Management's Discussion and Analysis - Liquidity and Capital Resources" on pages 38 through 39 of the 2000 Annual Report to Shareholders, incorporated herein by reference.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the registrant and subsidiaries contained on pages 41 through 57 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

    The supplementary data regarding quarterly results presented under the caption "Selected Quarterly Data" on page 40 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Annual Meeting of Cadmus Stockholders ("Proxy Statement") to be mailed to the Stockholders on or about October 9, 2000.

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information on the directors of the Registrant is contained on pages 6 through 10 and page 25 of the Proxy Statement and is incorporated herein by reference.

Executive Officers

    For more information regarding the executive officers of Cadmus, see "Executive Officers of the Registrant" at the end of Part I of this report.


                         ITEM 11. EXECUTIVE COMPENSATION

    Information on Executive Compensation is contained on pages 13 through 22 of the Proxy Statement and is incorporated herein by reference.

            ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

    Information on Security Ownership of Certain Beneficial Owners and Management is contained on pages 2 through 4 of the Proxy Statement and is incorporated herein by reference.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on Certain Relationships and Related Transactions is contained on pages 12 and 13 of the Proxy Statement and is incorporated herein by reference.

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

(b)  Reports on Form 8-K

     On May 3, 2000, the Company filed a Form 8-K that included the press release regarding fiscal 2000 third quarter financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

     On May 15, 2000, the Company filed a Form 8-K, that included the press release announcing the retirement of C. Stephenson Gillispie, Jr. as chairman, president and chief executive officer and as a director effective June 30, 2000, the appointment of Bruce V. Thomas to replace Mr. Gillispie as president and chief executive officer, and Russell M. Robinson, II, to serve as the nonexecutive chairman of the board.


     On August 4, 2000, the Company filed a Form 8-K that included the press release regarding fiscal 2000 fourth quarter and year end financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

(c)  Exhibits

    The Exhibits listed in the accompanying "Index of Exhibits" on pages 17 through 20 hereof are filed as a part of this report.

                                  Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of September, 2000.

                                    CADMUS COMMUNICATIONS CORPORATION

                                     /s/ Bruce V. Thomas
                                    --------------------
                                    Bruce V. Thomas
                                    President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 28th day of September 2000.

    Signature                                          Title
    ---------                                          -----

   /s/ Bruce V. Thomas         President, Chief Executive Officer and Director
  --------------------         (Principal Executive Officer)
       Bruce V. Thomas

  /s/  David E. Bosher         Senior Vice President and Chief Financial Officer
  --------------------         (Principal Financial and Accounting Officer)
       David E. Bosher

  */s/ Frank Daniels, III      Director
  -----------------------
       Frank Daniels, III

  */s/ G. Waddy Garrett        Director
  ---------------------
       G. Waddy Garrett

       Nathu R. Puri           Director
  ------------------
       Nathu R. Puri

  */s/ John C. Purnell, Jr.    Director
  ------------------------
       John C. Purnell, Jr.

  */s/ Jerry I. Reitman        Director
  ---------------------
       Jerry I. Reitman

  */s/ Russell M. Robinson, II Chairman of the Board
  ----------------------------
       Russell M. Robinson, II

       John W. Rosenblum       Director
  ----------------------
       John W. Rosenblum

  */s/ Wallace Stettinius      Director
  -----------------------
       Wallace Stettinius

  */s/ Bruce A. Walker         Director
  ---------------------
       Bruce A. Walker

  */s/ David G. Wilson         Director
  --------------------
       David G. Wilson

  *By /s/ Bruce V. Thomas
   ----------------------
          Bruce V. Thomas
             Attorney-in-fact

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

    The Consolidated Balance Sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 2000 and 1999, and the related Consolidated Statements of Income, Cash Flows, and Shareholders' Equity for each of the three years in the period ended June 30, 2000, including the notes thereto, are included on pages 41 through 57 of the Registrant's 2000 Annual Report to Shareholders and are incorporated herein by reference. With the exception of the information incorporated by reference in numbered items 5, 6, 7 and 8, no other data appearing in the 2000 Annual Report is deemed to be "filed" as part of this 10K. The following additional financial data should be read in conjunction with these consolidated financial statements.

                                                          Page
                                                          ----

Report of Independent Accountants on Schedule II.........  15


Financial Statement Schedules:  *

II -  Valuation and Qualifying Accounts..................  16

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

             Report of Independent Public Accountants on Schedule II



To the Shareholders and Board of Directors of Cadmus Communications Corporation

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Cadmus Communication Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 2, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                ARTHUR ANDERSEN LLP

Richmond, Virginia
August 2, 2000

                                                                    SCHEDULE II

                        CADMUS COMMUNICATIONS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)




                                      (--------Additions---------)

Reserves and Allowances                Charged to    Charged to
Deducted from Asset        Balance at  Costs and       Other                       Balance
Accounts:  Allowance       Beginning     Other       Accounts-      Deductions-   at End of
for Doubtful Accounts      of Period    Expenses      Describe      Describe (A)   Period
-------------------------  ----------  ----------  --------------  -------------  ---------
Years Ended:
June 30, 1998                $2,250      $1,299        307 (B)         $1,281      $2,575
June 30, 1999                 2,575         384      1,140 (C)          1,018       3,081
June 30, 2000                 3,081       1,152       (629)(D)          1,257       2,347

(A)  Uncollectible accounts charged off, net of recoveries.
(B) Includes allowance for doubtful accounts purchase accounting adjustments for the fiscal 1998 acquisition of Germersheim, Inc.
(C) Includes allowance for doubtful accounts purchase accounting adjustments for the fiscal 1999 acquisition of Mack Printing Company.
(D) Includes adjustments for the fiscal 2000 sale of Cadmus Direct Marketing and the shutdown of Cadmus Point of Purchase operations.



                                        (---------Additions----------)

                                      Charged to  Charged to
                          Balance at  Costs and     Other                   Balance
                          Beginning    Other      Accounts-   Deductions-  at End of
Restructuring Reserves    of Period   Expenses    Describe    Describe (A)   Period
------------------------  ---------  ----------  -----------  ------------   -------
Years Ended:
June 30, 1998               $7,612     $ 3,950     $    --      $  7,184     $4,378
June 30, 1999                4,378          --          --         4,378         --
June 30, 2000                   --      36,544          --        33,840      2,704

--------------------

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

10.2 Cadmus Supplemental Executive Retirement Plan, as restated effective July 1, 1992. (12)

10.3   Cadmus 1984 Stock Option Plan. (13)

10.4   Cadmus 1992 Non-Employee Director Stock Compensation Plan. (14)

10.5   Cadmus 1997 Non-Employee Director Stock Compensation Plan. (15)

10.6 Cadmus 1990 Long Term Stock Incentive Plan, as amended effective June 7, 2000, filed herewith.

10.7   Cadmus Deferred Compensation Plan, as amended through February 16, 1996.
       (16)

10.8   Cadmus Non-Qualified Thrift Plan, as amended through March 26, 1997. (17)

10.10 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and David E. Bosher, filed herewith.

10.11 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Bruce V. Thomas, filed herewith.

10.15 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and David G. Wilson, Jr., filed herewith.

10.17 Purchase and Sale Agreement dated as of October 26, 1999 between the Sellers (named herein), Cadmus Receviables Corp., and Cadmus Communications Corporation. (18)

10.18 Receivables Purchase Agreement dated as of October 26, 1999 among Cadmus Receivables Corp. (as seller), Cadmus Communications Corporation (as Master Servicer), Blue Ridge Asset Funding Corporation (as Purchaser), and Wachovia Bank N.A. (as the Agent). (19)

10.19 Retirement Agreement dated as of May 10, 2000 between Cadmus Communications Corporation and C. Stephenson Gillispie, filed herewith.

10.20 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Wayne B. Luck, filed herewith.

10.21 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Wayne T. Tennent, filed herewith.

10.22 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Bruce G. Willis, filed herewith.

10.23 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Robert A. Sadler, filed herewith.

10.24 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and David J. Hajek, filed herewith.

10.25 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Gerald P. Lux, Jr., filed herewith.

10.26 Amendment to Cadmus Supplemental Executive Retirement Plan, as restated, effective March 1, 1999, filed herewith.

10.27 Cadmus 1997 Non-Employee Director Stock Compensation Plan amendment, effective February 17, 2000, filed herewith.

13. Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2000 which are incorporated by reference in this report on Form 10K.

21.    Subsidiaries of the Registrant, filed herewith.

23.    Consent of Arthur Andersen LLP, filed herewith.

24.    Powers of Attorney, filed herewith.

27.    Financial Data Schedule, filed herewith.

________________________________
1. Incorporated by reference to the Company's Current Report on Form 8-K dated April 1, 1999 (Commission File No. 0-12954).

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

14.  Incorporated by reference to the Company's Form SE dated September 25,
     1992.

15. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

16. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

17. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

18. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 31, 1999 (Commission File No. 0-12954).

19. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 31, 1999 (Commission File No. 0-12954).



Copies of exhibits listed above may be obtained by writing to David E. Bosher, Senior Vice President and Chief Financial Officer, at 1801 Bayberry Court, Suite 200, Richmond, Virginia 23226.