Form 10-Q
period 2000-09-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2000-11-14
CIK 745274

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ____________

                                   Form 10-Q
                                 ____________
(Mark One)

 (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

                                 OR

 (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

                        Commission File Number 0-12954
                           -------------------------

                       CADMUS COMMUNICATIONS CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)


         Virginia                                         54-1274108
-------------------------------                        ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

                        1801 Bayberry Court, Suite 200
                           Richmond, Virginia 23226
          (Address of principal executive offices including zip code)
                               -----------------

              Registrant's telephone number, including area code:
                                 (804) 287-5680
                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000.

          Class                               Outstanding at October 31, 2000
          -----                               -------------------------------
Common Stock, $.50 Par Value                              8,937,592

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                                           Page Number
                                                                                           -----------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets --                                               3
                  September 30, 2000 (unaudited) and June 30, 2000

                  Condensed Consolidated Statements of Income (unaudited) --                             4
                  Three Months Ended September 30, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows (unaudited) --                         5
                  Three Months Ended September 30, 2000 and 1999

                  Condensed Consolidated Statements of Shareholders' Equity -                            6
                  Three Months Ended September 30, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements (unaudited)                       7

         Item 2.  Management's Discussion and Analysis of Financial                                      9
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                            12


Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                      12

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                             September 30,               June 30,
                                                                                 2000                     2000
                                                                         ----------------           --------------
                                                                            (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                               $          1,942           $        6,411
 Accounts receivable, net                                                          39,994                   31,992
 Inventories                                                                       30,340                   25,297
 Deferred income taxes                                                              4,672                    4,882
 Prepaid expenses and other                                                        10,350                    7,926
                                                                         ----------------           --------------

    Total current assets                                                           87,298                   76,508

Property, plant, and equipment (net of accumulated depreciation
 of  $127,959 at September 30, 2000 and $123,761 at June 30, 1999)                147,392                  150,979
Goodwill and other intangibles, net                                               179,825                  182,823
Other assets                                                                       11,970                   12,874
                                                                         ----------------           --------------

TOTAL ASSETS                                                             $        426,485           $      423,184
                                                                         ================           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                                    $            118           $          118
 Accounts payable                                                                  35,991                   28,467
 Accrued expenses and other current liabilities                                    34,115                   34,490
 Restructuring reserve                                                              2,219                    2,704
                                                                         ----------------           --------------

    Total current liabilities                                                      72,443                   65,779

Long-term debt, less current maturities                                           192,978                  201,587
Other long-term liabilities                                                        29,824                   30,750
Deferred income taxes                                                              11,494                    7,126

Shareholders' equity:
 Common stock ($.50 par value; authorized shares-16,000,000
   shares; issued and outstanding shares - 8,938,000 at
   September 30, 2000 and  June 30, 2000)  1998)                                    4,469                    4,469
Capital in excess of par value                                                     67,363                   67,363
Retained earnings                                                                  48,402                   46,598
Accumulated other comprehensive loss                                                 (488)                    (488)
                                                                         ----------------           --------------

    Total shareholders' equity                                                    119,746                  117,942
                                                                         ----------------           --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $        426,485           $      423,184
                                                                         ================           ==============

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                                           Three Months Ended
                                                              September 30,
                                                 ---------------------------------------
                                                       2000                     1999
                                                 --------------           --------------
Net sales                                      $        115,732         $        124,757
                                                 --------------           --------------

Operating expenses:
 Cost of sales                                           90,883                   98,697
 Selling and administrative                              15,082                   17,547
 Restructuring charges                                        -                   16,590
                                                 --------------           --------------
                                                        105,965                  132,834
                                                 --------------           --------------

Operating income (loss)                                   9,767                   (8,077)

Interest and other expenses:
 Interest                                                 5,240                    6,167
 Securitization costs                                       760                        -
 Other, net                                                 (82)                    (306)
                                                 --------------           --------------
                                                          5,918                    5,861
                                                 --------------           --------------

Income (loss) before income taxes                         3,849                  (13,938)

Income tax expense (benefit)                              1,598                   (1,305)
                                                 --------------           --------------

Net income (loss)                              $          2,251         $        (12,633)
                                                 ==============           ==============


Earnings per share - basic:
 Net income (loss) per share                   $            .25         $          (1.40)
                                                 ==============           ==============
 Weighted-average common shares
   outstanding                                            8,938                    9,013
                                                 ==============           ==============


Earnings per share - diluted:
 Net income (loss) per share                   $            .25         $          (1.40)
                                                 ==============           ==============
 Weighted-average common shares
   outstanding                                            8,940                    9,013
                                                 ==============           ==============

Cash dividends per common share                $            .05         $            .05
                                                 ==============           ==============

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                               -------------------------------
                                                                                   2000                1999
                                                                               -----------         -----------
Operating Activities
Net income (loss)                                                              $     2,251         $   (12,633)
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                                    6,596               6,721
    Restructuring charges                                                                -              16,590
    Other, net                                                                       4,547                 542
                                                                               -----------         -----------

                                                                                    13,394              11,220
                                                                               -----------         -----------
Changes in assets and liabilities, excluding debt and effects of acquisitions and dispositions:
   Accounts receivable, net                                                         (5,513)              6,610
   Inventories                                                                      (5,254)               (660)
   Accounts payable and accrued expenses                                             8,697              (1,034)
   Restructuring (due to cash payments)                                               (643)               (446)
   Pension payments                                                                 (3,562)                  -
   Other, net                                                                       (1,795)              1,183
                                                                               -----------         -----------

                                                                                    (8,070)              5,653
                                                                               -----------         -----------

Net cash provided by operating activities                                            5,324              16,873
                                                                               -----------         -----------

Investing Activities
Purchases of property, plant, and equipment                                         (3,217)             (5,050)
Proceeds from sales of property, plant, and equipment                                    -               1,782
Net proceeds from divested businesses                                                3,750               6,015
Other, net                                                                              30                (865)
                                                                               -----------         -----------

Net cash provided by investing activities                                              563               1,882
                                                                               -----------         -----------

Financing Activities
Repayment of long-term borrowings                                                       (9)             (1,336)
Repayment of long-term revolving credit facility                                    (8,600)            (15,000)
Net payments on receivables securitization program                                  (1,300)                  -
Dividends paid                                                                        (447)               (450)
Proceeds from exercise of stock options                                                  -                  33
                                                                               -----------         -----------

Net cash used in financing activities                                              (10,356)            (16,753)
                                                                               -----------         -----------


Increase (decrease) in cash and cash equivalents                                    (4,469)              2,002

Cash and cash equivalents at beginning of period                                     6,411               5,068
                                                                               -----------         -----------

Cash and cash equivalents at end of period                                     $     1,942         $     7,070
                                                                               ===========         ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                                          Accumulated
                                                                  Capital in                 Other
                                               Common Stock       Excess of   Retained   Comprehensive
            (in thousands)                  Shares      Amount    Par Value   Earnings   Income (Loss)    Total
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                        9,011   $4,505      $68,001   $ 64,403          $(376)  $136,533
 (the following data is unaudited)
Net loss                                            -        -            -    (16,010)             -    (16,010)
Change in minimum pension liability                                                              (112)      (112)
                                                                                                        --------
     Comprehensive loss                                                                                  (16,122)
                                                                                                        --------
Cash dividends - $.20 per share                     -        -            -     (1,795)             -     (1,795)
Retirement of common stock                        (76)     (38)        (670)         -              -       (708)
Net shares issued upon exercise
  of stock options                                  3        2           32          -              -         34
----------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                        8,938    4,469       67,363     46,598           (488)   117,942
Net income (and comprehensive income)                                            2,251                     2,251
Cash dividends - $.05 per share                     -        -            -       (447)             -       (447)
----------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                   8,938   $4,469      $67,363   $ 48,402          $(488)  $119,746
================================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying unaudited consolidated financial statements of Cadmus Communications Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000.

   In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended September 30, 2000, are not necessarily indicative of results for the entire fiscal year.

   Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2. Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 2,000 and 0 for the three months ended September 30, 2000 and 1999, respectively.

3. Components of net inventories at September 30, 2000 and June 30, 2000, were as follows (in thousands):


                                        September 30,         June 30,
                                            2000                2000
                                       --------------      --------------
                                         (unaudited)

   Raw materials and supplies              $ 9,575             $ 9,171
   Work in process                          19,667              14,894
   Finished goods                            1,098               1,232
                                       --------------      --------------
                                           $30,340             $25,297
                                       ==============      ==============


4. Effective July 1, 2000, the Company operates in two primary business segments: Publication Services and Other Services. Publication Services provides products and services to both not-for-profit and commercial publishers and serves three primary markets: scientific, technical, and medical ("STM") journal services, special interest and trade magazine publishers, and book and directory publishers. This segment provides a full range of composition, editorial, prepress, printing, warehousing and distribution services. In addition, this group provides a full complement of digital products and services, including content management, Internet and CD ROM-based electronic archiving, electronic peer review and online publishing. Other Services include high quality specialty packaging, web and sheet-fed promotional printing, and media duplication, assembly, fulfillment and distribution, as well as catalog photography and design services.

   The accounting policies for the groups are the same as those described in
   Note 1 "Significant Accounting Policies" in the fiscal 2000 Annual Report on Form 10-K. The Company primarily evaluates the performance of its operating groups based on operating income, excluding amortization of goodwill, gains / losses on sales of assets, and restructuring charges. Intergroup sales are not significant. The Company manages income taxes on a consolidated basis.


   Summarized group data is as follows:
  --------------------------------------------------------------------------
                                            Publication    Other
  (In thousands)                             Services    Services    Total
  --------------------------------------------------------------------------
  Three Months Ended September 30, 2000:
     Net sales                                 $100,226   $15,506   $115,732
     Operating income                            12,981      (453)    12,528

  Three Months Ended September 30, 1999:
     Net sales                                 $ 94,947   $29,810   $124,757
     Operating income                            12,167    (1,169)    10,998



  A reconciliation of group data to consolidated data is as follows:
  --------------------------------------------------------------------------
                                                    Three Months Ended
                                                       September 30,
  (In thousands)                                       2000       1999
  --------------------------------------------------------------------------
  Earnings from operations:
  Reportable group operating income                 $12,528   $ 10,998
  Amortization of goodwill                           (1,303)    (1,365)
  Unallocated shared services and other expenses     (1,489)    (1,242)
  Restructuring charges                                   -    (16,590)
  Interest expense                                   (5,240)    (6,167)
  Securitization costs                                 (760)         -
  Other                                                 113        428
  --------------------------------------------------------------------------
  Income (loss) before income taxes                 $ 3,849   $(13,938)
  ==========================================================================


5. The $2.2 million restructuring reserve at September 30, 2000, is comprised of the following: $0.6 million for involuntary termination costs, $0.6 million for contract termination costs, and $1.0 million for other post closure shutdown costs. For the three-month period ended September 30, 2000, the company made severance payments totaling $0.3 million to approximately 20 associates, paid $0.2 million in contract termination costs and $0.1 million in connection with the retirement of the Company's former chairman, president and chief executive officer. The Company expects all restructuring actions will be completed by December 31, 2000.

6. Effective July 1, 2000, the Company adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments. The Statement requires recognition of derivatives to be recorded in the balance sheet at their fair value, and gains or losses resulting from changes in the value of derivatives to be recognized
   through earnings unless specific hedging criteria are met.   At July 1, 2000,
   the company had two fixed-to-floating interest rate swap agreements which, when adjusted to fair value, resulted in a gain of $0.8 million in the first quarter of fiscal 2001.

7. On September 29, 2000, the Company sold certain assets of its Dynamic Diagrams business. Dynamic Diagrams provided web design and online content services to corporations and STM journal publishers. Proceeds from the sale totaled approximately $4.9 million (net of contingency reserves of $0.6 million), resulting in a loss on the transaction of $0.7 million.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
Headquartered in Richmond, Virginia, Cadmus Communications Corporation
("Cadmus" or the "Company") provides end-to-end, integrated graphic communications services to professional publishers, not-for-profit societies and
corporations.   Cadmus is the world's largest provider of production services to scientific, technical and medical journal publishers, the fourth largest publications printer in North America, and a leading national provider of specialty packaging products and services.

Effective July 1, 2000, the Company operates in two primary business segments:
Publication Services and Other Services. Publication Services provides products and services to both not-for-profit and commercial publishers and serves three primary markets: scientific, technical, and medical ("STM") journal services, special interest and trade magazine publishers, and book and directory publishers. This segment provides a full range of composition, editorial, prepress, printing, warehousing and distribution services. In addition, this group provides a full complement of digital products and services, including content management, Internet and CD ROM-based electronic archiving, electronic
peer review and online publishing.   Other Services include high quality
specialty packaging, web and sheet-fed promotional printing, and media duplication, assembly, fulfillment and distribution, as well as catalog photography and design services.

RESULTS OF OPERATIONS
---------------------

The following table presents the major components from the Condensed Consolidated Statements of Income as a percent of net sales for the three-month periods ended September 30, 2000 and 1999:



                                         Three Months Ended
                                            September 30,
                                           2000       1999
                                          -----     ------
Net sales                                 100.0%     100.0%
Cost of sales                              78.5       79.1
                                          -----     ------
Gross profit                               21.5       20.9
Selling and administrative expenses        13.1       14.1
Restructuring and other charges               -       13.3
                                          -----     ------
Operating income (loss)                     8.4       (6.5)
Interest expense                            4.5        4.9
Securitization costs                        0.7          -
Other expenses (income), net               (0.1)      (0.2)
                                          -----     ------
Income (loss) before income taxes           3.3      (11.2)
Income tax expense (benefit)                1.4       (1.1)
                                          -----     ------
Net income (loss)                          1.9 %    (10.1)%
                                          =====     ======


Sales
Sales for the first quarter of fiscal 2001 were $115.7 million, compared to $124.8 million in the first quarter of fiscal 2000. Adjusted for operations divested or closed in fiscal 2000, net sales rose 2% from $113.3 million in the prior year.

Publication Services sales rose to $100.2 million in the first quarter of fiscal 2001, a 6% increase from $94.9 million in the prior year. STM journal services and special interest magazines recognized revenue gains of 5% and 6%, respectively, due to the combination of growth from existing relationships, new customers and higher paper prices. Book and directory sales rose 2% in the first quarter of fiscal 2001, compared to the prior year.

Sales in Other Services totaled $15.5 million in the first quarter of fiscal 2001, compared to $29.8 million in the same period of last year. Adjusted for divested and closed operations, net sales declined 15% from $18.3 million in the prior year. The decrease was due primarily to the Company's specialty packaging business, which experienced continued industry-wide softness and reductions in promotional spending by some of the Company's high-tech clients.

Gross Profit

Gross profit increased to 21.5% of net sales for the first quarter of fiscal 2001, compared to 20.9% for the same period of fiscal 2000. The improvement in gross profit margin was primarily due to the elimination of losses from the point of purchase business closed in fiscal 2000 and savings from restructuring actions which offset lower gross margins from the Company's specialty packaging business.

Selling and Administrative Expenses

Selling and administrative expenses, as a percentage of net sales, were 13.1% for the first quarter of fiscal 2001 compared to 14.1% in the same period of the prior year. This decline was primarily attributable to the favorable impact resulting from the divestiture of certain marketing businesses in fiscal 2000, which had higher selling and administrative expenses as a percentage of sales, and to cost savings from fiscal 2000 restructuring program initiatives.

Restructuring and Other Charges

The Company recorded restructuring and other charges totaling $16.6 million ($14.1 million net of taxes) in the first quarter of fiscal 2000. These charges included the $11.1 million write-off of intangible assets related to the Company's point of purchase (POP) business, the $6.2 million write-off of redundant manufacturing software resulting from the integration of Mack, and a $0.7 million net gain from the closure and divestiture of the two marketing businesses.

Operating Income

Operating income for the first quarter of fiscal 2001 was $9.8 million compared to an operating loss of $8.1 million in the corresponding period of fiscal 2000. Excluding restructuring and other charges, operating income rose 15% from $8.5 million in the prior year, and adjusted operating margins rose to 8.4% of net sales for the first quarter of fiscal 2001, up from 6.8% of net sales in the corresponding period of the prior year. This improvement was due to the elimination of losses from the closed POP operations and improved performance for Publication Services, which offset lower operating margins for specialty packaging.

Interest and Other Expenses and Income Taxes

Interest expense and securitization costs, which totaled $6.0 million for the first quarter of fiscal 2001, decreased from $6.2 million during the same period in fiscal 2000. The decrease was due primarily to lower debt levels in fiscal 2001 and the favorable impact of the Company's receivables securitization program, which offset higher year-over-year short-term interest rates.

The Company's effective income tax was 41.5% for the first quarter of fiscal 2001. In the first quarter of fiscal 2000, the Company had an income tax benefit at an effective tax rate of 9.4%, which was largely attributable to the non tax-deductible restructuring charges associated with the write-off of certain intangible assets in that period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating Activities

Net cash provided by operating activities for the first three months of fiscal 2001 totaled $5.3 million, compared to $16.9 million for the first three months of fiscal 2000. This $11.6 million reduction in cash flow was primarily attributable to a seasonal increase in working capital requirements and a $3.6 million increase in cash contributions to the Company's pension plan.

Investing Activities

Net cash provided by investing activities was $0.6 million for the first three months of fiscal 2001, as compared to $1.9 million in the prior year. Capital expenditures in the first quarter of fiscal 2001 were $3.2 million, and included investments primarily in prepress equipment and new business and manufacturing systems. Net proceeds from divested businesses totaled $3.8 million in the first quarter of fiscal 2001 from the sale of the Company's Dynamic Diagrams business. The Company estimates that capital expenditures for fiscal 2001 will be approximate $22 million. Capital expenditures for the first quarter of fiscal 2000 totaled $5.1 million. Proceeds from the sale of property, plant and equipment totaled $1.8 million in the prior year, and related primarily to the sale of a manufacturing facility related to the point of purchase business. Net proceeds from divested businesses totaled $6.0 million last year and related to the sale of the Company's Charlotte-based direct marketing agency. The Company also made additional payments of $0.8 million in the prior year in connection with its April, 1999 acquisition of Mack.

Financing Activities

Net cash used in financing activities was $10.4 million for the first quarter of fiscal 2001 compared to $16.8 million in fiscal 2000. Cash provided by operating activities during the quarter combined with existing cash balances at June 30, 2000, were used to pay down $9.9 million in debt (before the impact of securitization), and to fund $.4 million in dividend payments.

During the first quarter of fiscal 2000, the Company decreased its borrowings by $16.3 million. This decline in total debt was attributable to $16.9 million in net cash provided by operations and $1.9 million of net cash provided by investing activities.

Total debt at September 30, 2000, was $193.1 million, down $8.6 million from $201.7 million at June 30, 2000. The Company's debt to capital ratio was 61.7% at September 30, 2000, down from 63.1% at June 30, 2000, primarily due to the reduction in overall debt levels.

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


The previous discussions contain forward-looking information, as defined by the Private Securities Litigation Reform Act of 1995, and, as such, are subject to risks and uncertainties that could cause actual results to differ materially. Potential risks and uncertainties include but are not limited to: (1) continuing competitive pricing in the markets in which the Company competes, (2) the gain or loss of significant customers or the decrease in demand from existing customers, (3) the ability of the Company to continue to obtain improved efficiencies and lower overall production costs, (4) changes in the Company's product sales mix, (5) the performance of new management and leadership teams in the Company and its divisions, (6) the impact of industry consolidation among key customers, (7) the ability of the Company to operate profitably and effectively with higher levels of indebtedness, and (8) the ability to retain key employees and managers. The information included in this analysis is representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the information concerning the Company's "Quantitative and Qualitative Disclosures about Market Risk" as previously reported in the Company's Report on Form 10-K for the year ended June 30, 2000.



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

       a) Exhibits:


          Exhibit 27  Financial Data Schedule


       b) Reports on Form 8-K:


          On August 4, 2000, the Company filed a Form 8-K, which included the press release dated August 3, 2000 regarding fiscal 2000 fourth quarter and year-end financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


        CADMUS COMMUNICATIONS CORPORATION


Date:   November 10, 2000


        /s/ Bruce V. Thomas
        -------------------
        Bruce V. Thomas
        President and Chief Executive Officer



Date:   November 10, 2000


       /s/ David E. Bosher
       -------------------
       David E. Bosher
       Sr. Vice President, Chief Financial Officer, and Treasurer