Form 10-Q
period 2000-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2001-02-13
CIK 745274

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ____________

                                   Form 10-Q
                                 ____________
(Mark One)

 (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2000

                                 OR

 (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

                       Commission File Number 000-12954

                                 _____________

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

                        1801 Bayberry Court, Suite 200
                           Richmond, Virginia 23226
                    (Address of principal executive offices
                              including zip code)
                                 _____________

              Registrant's telephone number, including area code:
                                (804) 287-5680
                                 _____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2001.

          Class                                Outstanding at January 31, 2001
          -----                                -------------------------------
Common Stock, $.50 Par Value                              8,937,592

              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   INDEX

                                                                                            Page Number
                                                                                            -----------
Part I.  Financial Information

         Item 1.    Financial Statements

            Condensed Consolidated Balance Sheets --                                               3
            December 31, 2000 (unaudited) and June 30, 2000

            Condensed Consolidated Statements of Income (unaudited) --                             4
            Three and Six Months Ended December 31, 2000 and 1999

            Condensed Consolidated Statements of Cash Flows (unaudited) --                         5
            Six Months Ended December 31, 2000 and 1999

            Condensed Consolidated Statements of Shareholders' Equity --
            December 31, 2000 (unaudited) and June 30, 2000                                        6

            Notes to Condensed Consolidated Financial Statements (unaudited)                       7

         Item 2.  Management's Discussion and Analysis of Financial                               10
                  Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      13


Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                14

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                            December 31,               June 30,
                                                                                2000                     2000
                                                                         ----------------           --------------
                                                                            (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                               $            775           $        6,411
 Accounts receivable, net of allowance for doubtful accounts                       41,829                   31,992
 Inventories                                                                       29,809                   25,297
 Deferred income taxes                                                              4,672                    4,882
 Prepaid expenses and other                                                         8,445                    7,926
                                                                         ----------------           --------------
    Total current assets                                                           85,530                   76,508

Property, plant, and equipment (net of accumulated depreciation
 of  $131,393 at December 31, 2000 and $123,761 at June 30, 2000)                 145,234                  150,979
Goodwill and other intangibles, net                                               178,744                  182,823
Other assets                                                                       11,985                   12,874
                                                                         ----------------           --------------
TOTAL ASSETS                                                             $        421,493           $      423,184
                                                                         ================           ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                                    $            118           $          118
 Accounts payable                                                                  34,037                   28,467
 Accrued expenses                                                                  34,947                   34,490
 Restructuring reserve                                                              3,931                    2,704
                                                                         ----------------           --------------
    Total current liabilities                                                      73,033                   65,779

Long-term debt, less current maturities                                           188,369                  201,587
Other long-term liabilities                                                        29,698                   30,750
Deferred income taxes                                                               9,234                    7,126

Shareholders' equity:
 Common stock ($.50 par value; authorized shares-16,000,000
   shares; issued and outstanding shares-8,937,592 at
   December 31, 2000 and June 30, 2000)                                             4,469                    4,469
 Capital in excess of par value                                                    67,363                   67,363
 Retained earnings                                                                 49,815                   46,598
 Accumulated other comprehensive income (loss)                                       (488)                    (488)
                                                                         ----------------           --------------
    Total shareholders' equity                                                    121,159                  117,942
                                                                         ----------------           --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $        421,493           $      423,184
                                                                         ================           ==============

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                                          Three Months Ended                        Six Months Ended
                                                             December 31,                             December 31,
                                                   -----------------------------            ------------------------------
                                                        2000             1999                    2000              1999
                                                   ------------     ------------            ------------      ------------

Net sales                                          $    126,014     $    131,396            $    241,746      $    256,153
                                                   ------------     ------------            ------------      ------------

Operating expenses:
 Cost of sales                                          101,575          102,940                 192,458           201,637
 Selling and administrative                              13,886           17,455                  28,212            35,002
 Restructuring and other charges                          1,650           15,971                   2,406            32,561
                                                   ------------     ------------            ------------      ------------
                                                        117,111          136,366                 223,076           269,200
                                                   ------------     ------------            ------------      ------------
Operating income (loss)                                   8,903           (4,970)                 18,670           (13,047)
                                                   ------------     ------------            ------------      ------------

Interest and other expenses:
 Interest                                                 4,901            5,830                  10,141            11,997
 Securitization costs                                       810              411                   1,570               411
 Other, net                                                  13               58                     (69)             (248)
                                                   ------------     ------------            ------------      ------------
                                                          5,724            6,299                  11,642            12,160
                                                   ------------     ------------            ------------      ------------

Income (loss) before income taxes                         3,179          (11,269)                  7,028           (25,207)

Income tax expense (benefit)                              1,319           (4,000)                  2,917            (5,305)
                                                   ------------     ------------            ------------      ------------
Net income (loss)                                  $      1,860     $     (7,269)           $      4,111      $    (19,902)
                                                   ============     ============            ============      ============

Earnings per share - basic and diluted:
 Net income (loss) per share                       $        .21     $      (0.81)           $        .46      $      (2.21)
                                                   ============     ============            ============      ============
 Weighted-average common shares
   outstanding                                            8,938            9,014                   8,938             9,014
                                                   ============     ============            ============      ============

Cash dividends per common share                    $        .05     $        .05            $        .10      $        .10
                                                   ============     ============            ============      ============

See accompanying Notes to Condensed Consolidated Financial Statements.

            CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                                          December 31,
                                                                               -------------------------------
                                                                                   2000                1999
                                                                               -----------         -----------
Operating Activities
Net income (loss)                                                              $     4,111         $   (19,902)
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                   13,159              12,892
    Restructuring and other charges                                                  2,406              32,561
    Other, net                                                                       2,244              (3,882)
                                                                               -----------         -----------

                                                                                    21,920              21,669
                                                                               -----------         -----------
Changes in assets and liabilities, excluding debt and effects of acquisitions and dispositions:
   Accounts receivable, net                                                        (11,249)             (5,346)
   Inventories                                                                      (4,723)              1,050
   Accounts payable and accrued expenses                                             9,631                (475)
   Restructuring (due to cash payments)                                             (1,974)             (2,385)
   Pension payments                                                                 (4,275)                  -
   Other, net                                                                       (1,219)              4,050
                                                                               -----------         -----------

                                                                                   (13,809)             (3,106)
                                                                               -----------         -----------

Net cash provided by operating activities                                            8,111              18,563
                                                                               -----------         -----------

Investing Activities
Purchases of property, plant, and equipment                                         (8,460)             (9,354)
Proceeds from sales of property, plant, and equipment                                3,108               1,969
Net proceeds from divested businesses                                                3,899               4,091
Other, net                                                                            (783)             (2,196)
                                                                               -----------         -----------

Net cash used in investing activities                                               (2,236)             (5,490)
                                                                               -----------         -----------

Financing Activities
Proceeds from short-term borrowings                                                      -               3,300
Proceeds from sale of accounts receivable                                            2,600              27,300
Repayment of long-term revolving credit facility                                   (13,200)            (44,000)
Repayment of tax-exempt bonds                                                            -              (1,600)
Repayment of long-term borrowings                                                      (17)             (1,330)
Dividends paid                                                                        (894)               (901)
Proceeds from exercise of stock options                                                  -                  34
                                                                               -----------         -----------

Net cash used in financing activities                                              (11,511)            (17,197)
                                                                               -----------         -----------

Decrease in cash and cash equivalents                                               (5,636)             (4,124)

Cash and cash equivalents at beginning of period                                     6,411               5,068
                                                                               -----------         -----------

Cash and cash equivalents at end of period                                     $       775         $       944
                                                                               ===========         ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                                  Capital in                Other
                                               Common Stock       Excess of   Retained   Comprehensive
            (in thousands)                  Shares      Amount    Par Value   Earnings   Income (Loss)    Total
------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                        9,011   $4,505      $68,001   $ 64,403          $(376)  $136,533
Net loss                                           --       --           --    (16,010)            --    (16,010)
Change in minimum pension liability                                                              (112)      (112)
                                                                                                        --------
     Comprehensive loss                                                                                  (16,122)
                                                                                                        --------
Cash dividends - $.20 per share                    --       --           --     (1,795)            --     (1,795)
Retirement of common stock                        (76)     (38)        (670)        --             --       (708)
Net shares issued upon exercise
  of stock options                                  3        2           32         --             --         34
------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                        8,938   $4,469      $67,363   $ 46,598          $(488)  $117,942
(the following data is unaudited)
Net income (and comprehensive income)                                            4,111             --      4,111
Cash dividends - $.10 per share                    --       --           --       (894)            --       (894)
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    8,938   $4,469      $67,363   $ 49,815          $(488)  $121,159
==================================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements of Cadmus Communications Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000.

    In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended December 31, 2000, are not necessarily indicative of results for the entire fiscal year.

    Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2. Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options. There were no incremental shares for dilutive stock options (computed under the treasury stock method) for either the three months or for the six months ended December 31, 2000 and 1999, respectively.

3. Components of net inventories at December 31, 2000 and June 30, 2000, were as follows (in thousands):

                                       December 31,              June 30,
                                          2000                     2000
                                     --------------           --------------
    Raw materials and supplies              $10,803                  $ 9,171
    Work in process                          17,681                   14,894
    Finished goods                            1,325                    1,232
                                     --------------           --------------
                                            $29,809                  $25,297
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

    The accounting policies for the groups are the same as those described in Note 1 "Significant Accounting Policies" in the fiscal 2000 Annual Report on Form 10-K. The Company primarily evaluates the performance of its operating groups based on operating income, excluding amortization of goodwill, gains/losses on sales of assets, and restructuring charges. Intergroup sales for the second quarter and first six months of fiscal 2001 are not significant. The Company manages income taxes on a consolidated basis.


Summarized group data is as follows:
-------------------------------------------------------------------------------
                                           Publication   Other
(In thousands)                              Services    Services    Total
-------------------------------------------------------------------------------
  Three Months Ended December 31, 2000:
     Net sales                              $105,049   $20,965   $126,014
     Operating income                         11,941     1,074     13,015

  Three Months Ended December 31, 1999:
     Net sales                              $102,885   $28,511   $131,396
     Operating income                         12,580     1,450     14,030


  Six Months Ended December 31, 2000:
     Net sales                              $205,275   $36,471   $241,746
     Operating income                         25,678       621     26,299

  Six Months Ended December 31, 1999:
     Net sales                              $197,832   $58,321   $256,153
     Operating income                         24,747       280     25,027



  A reconciliation of group data to consolidated data is as follows:

                                                               Three Months Ended                      Six Months Ended
                                                                  December 31,                           December 31,
                                                        ------------------------------         -----------------------------
    (In thousands)                                           2000              1999                2000              1999
                                                        ------------       -----------         -----------       -----------
    Earnings from operations:

    Reportable group operating income                   $     13,015       $    14,030         $    26,299       $    25,027
    Amortization of goodwill                                  (1,293)           (1,310)             (2,596)           (2,675)
    Unallocated shared services and other  expenses           (1,212)           (1,746)             (2,701)           (2,987)
    Restructuring and other charges                           (1,650)          (15,971)             (2,406)          (32,561)
    Interest expense, net                                     (4,901)           (5,830)            (10,141)          (11,997)
    Securitization costs                                        (810)             (411)             (1,570)             (411)
    Other                                                         30               (31)                143               397
                                                        ------------       -----------         -----------       -----------
    Income (loss) before income taxes                   $      3,179       $   (11,269)        $     7,028       $   (25,207)
                                                        ------------       -----------         -----------       -----------

5. The Company recorded second quarter restructuring and other charges totaling $1.7 million ($1.0 million net of taxes). These charges related to the final settlement of certain post-closing contingencies and other facility closure costs associated with the sale of its Dynamic Diagrams subsidiary. Year to date, restructuring and other charges related to the sale of Dynamic Diagrams totaled $2.4 million ($1.4 million net of taxes) for fiscal 2001.

    Restructuring and other charges totaled $16.0 million ($10.0 million net of taxes) and $32.6 million ($24.1 million net of taxes) for the three and six-month periods ended December 31, 1999, respectively. These charges related to the closure of the company's point of purchase (POP) business, the consolidation of two composition facilities, and the consolidation of certain corporate functions and overhead. The charges also included the write-off of intangible assets related to the Company's POP business, the write-off of redundant manufacturing software resulting from the integration of Mack, and a net gain from the closure and divestiture of two marketing businesses.

    The $3.9 million restructuring reserve at December 31, 2000 is comprised of the following: $1.2 million for involuntary termination costs for approximately 23 associates, $1.4 million for contract termination costs and $1.3 million for other post closure shutdown costs.

6. Effective July 1, 2000, the Company adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative financial instruments. The Statement requires recognition of derivatives to be recorded in the balance sheet at their fair value, and gains or losses resulting from changes in the value of derivatives to be recognized through
    earnings unless specific hedging criteria are met.   At July 1, 2000, the
    Company had two fixed-to-floating interest rate swap agreements which, when adjusted to fair value, resulted in a gain of $0.8 million in the first quarter of fiscal 2001. In the second quarter of fiscal 2001, the Company terminated all of its interest rate swap agreements which resulted in a gain of $0.8 million for the quarter ended December 31, 2000.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
Headquartered in Richmond, Virginia, Cadmus Communications Corporation
("Cadmus" or the "Company") provides end-to-end, integrated graphic communications services to professional publishers, not-for-profit societies and corporations. Cadmus is the largest provider of content management and production services to scientific, technical and medical journal publishers in the world, the fourth largest publications printer in North America, and a leading national provider of specialty packaging products and services.

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

RESULTS OF OPERATIONS
---------------------

The following table presents the major components from the Condensed Consolidated Statements of Income as a percent of net sales for the three and six months periods ended December 31, 2000 and 1999:

                                        Three Months Ended                     Six Months Ended
                                           December 31,                           December 31,
                                       --------------------                    -----------------
                                           2000       1999                       2000     1999
                                          -----      -----                       ----   ------
Net sales                                 100.0%     100.0%                     100.0%   100.0%
Cost of sales                              80.6       78.3                       79.6     78.7
                                          -----      -----                      -----    -----
Gross profit                               19.4       21.7                       20.4     21.3
Selling and administrative expenses        11.0       13.3                       11.7     13.7
Restructuring and other charges             1.3       12.2                        1.0     12.7
                                          -----      -----                      -----    -----
Operating income (loss)                     7.1       (3.8)                       7.7     (5.1)
Interest expense                            3.9        4.4                        4.2      4.7
Securitization costs                        0.6        0.3                        0.6      0.2
Other expenses (income), net                0.1        0.1                          -     (0.2)
                                          -----      -----                      -----    -----
Income (loss) before income taxes           2.5       (8.6)                       2.9     (9.8)
Income tax expense (benefit)                1.0       (3.1)                       1.2     (2.0)
                                          -----      -----                      -----    -----
Net income (loss)                           1.5%      (5.5)%                      1.7%    (7.8)%
                                          =====      =====                      =====    =====

Sales

Sales for the second quarter of fiscal 2001 totaled $126.0 million, a 4% decrease compared with $131.4 million recorded in the same period last year.
The decline in sales was attributable to 1) a 33% decline in revenues from the specialty packaging business and 2) the closure of the Company's POP business in the second quarter of the prior year. Sales for the first six months of fiscal
2001 decreased 6% to $241.7 million.    In the six month period ended December
31, 2000, sales declined due to a 25% reduction in packaging sales and the closure of the POP business which contributed $14.1 million in sales in the prior year. Adjusted for divested and closed operations, net sales decreased 2% in the second quarter of fiscal 2001, and were unchanged for the six months ended December 31, 2000.

Sales in the Publication Services segment, which includes the STM journal, special interest magazine and books and directories business, rose 2% in the second quarter, driven by a 4% increase in STM journal sales. The increase in STM journal sales was a result of internal growth in total page count from existing customers, net new business wins, and higher paper prices. The special interest magazines and professional books and directories businesses each registered a 1% increase in net sales in the second quarter of fiscal 2001.
Year to date sales in the Publication Services segment were up 4% over the corresponding period of last year, due primarily to growth from existing STM journal customers and higher paper prices.

In the Other Services segment, sales declined 27% and 37% for the three and six-month periods ended December 31, 2000, respectively, compared to the prior year. This reduction was attributable to lower specialty packaging sales, due to widespread delays and order cancellations as a result of a general economic slowdown. Adjusted for operations divested and closed in fiscal 2000, net sales for this segment decreased 18% and 17% for the three and six-month periods ended December 31, 2000, respectively, compared to the prior year.

Gross Profit

Gross profit decreased to 19.4% and 20.4% of net sales for the second quarter and first six months of fiscal 2001, respectively, compared to 21.7% and 21.3% for the same periods of fiscal 2000. The margin decline was primarily attributable to pricing pressure in the STM journal business due to a consolidating customer base, costs associated with facility consolidation initiatives in the STM journal business, and the decline in the specialty packaging business.

Selling and Administrative Expenses

Selling and administrative expenses declined to 11.0% of net sales for the second quarter of fiscal 2001, compared to 13.3% for the same period of the prior year. Year to date, selling and administrative expenses totaled $28.2 million, down 19% from $35.0 million in the prior year. The improvement was due to the favorable impact from fiscal 2000 restructuring actions, lower incentives, $0.8 million in FAS 133 gains, and a $0.5 million gain resulting from the demutualization of one of the Company's insurance providers.

Restructuring and Other Charges

The Company recorded restructuring and other charges totaling $1.7 million ($1.0 million net of taxes) in the second quarter of fiscal 2001. These charges related to the final settlement of certain post-closing contingencies and other facility closure costs associated with the sale of its Dynamic Diagrams subsidiary. Year to date, restructuring and other charges related to the sale of Dynamic Diagrams totaled $2.4 million ($1.4 million net of taxes) for fiscal 2001.

Restructuring and other charges totaled $16.0 million ($10.0 million net of taxes) and $32.6 million ($24.1 million net of taxes) for the three and six-months periods ended December 31, 1999, respectively. These charges related to the closure of the company's point of purchase (POP) business, the consolidation of two composition facilities, and the consolidation of certain corporate functions and overhead. The charges also included the write-off of intangible assets related to the Company's POP business, the write-off of redundant manufacturing software resulting from the integration of Mack, and a net gain from the closure and divestiture of two marketing businesses.

The $3.9 million restructuring reserve at December 31, 2000 is comprised of the following: $1.2 million for involuntary termination costs for approximately 23 associates, $1.4 million for contract termination costs and $1.3 million for other post closure shutdown costs.


Operating Income

The Company recorded operating income of $8.9 million for the second quarter of fiscal 2001 and $18.7 million for the six-month period ended December 31, 2000. Excluding restructuring and other charges, operating income was 8.4% of net sales for both the second quarter of fiscal 2001 and fiscal 2000, and rose to 8.7% of net sales for the first six months of fiscal 2001, compared to 7.6% of net sales in the prior year.

Interest and Other Expenses and Income Taxes

Interest expense and securitization costs in the second quarter of fiscal 2001 declined to $5.7 million compared to $6.2 million in the prior year. For the first six months of fiscal 2001, interest expense and securitization costs declined to $11.7 million from $12.4 million in the prior year. The decrease in interest expense for both periods was due to lower debt levels and the interest rate benefit from the Company's receivables securitization program.

The Company's effective income tax rate was 41.5% for both the second quarter and first six months of fiscal 2001. In the prior year, the Company recognized an income tax benefit at an effective rate of 35.5% and 21.0% for the second quarter and first six months of fiscal 2000, respectively. The effective tax rates recognized in the prior year were lower due to the non tax-deductible restructuring charges associated with the write-off of certain intangible assets.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating Activities

Net cash provided by operating activities for the first six months of fiscal 2001 totaled $7.4 million, compared to $18.6 million in fiscal 2000. Changes in assets and liabilities required $14.5 million in cash, excluding debt and the impact of acquisitions and dispositions, during the first six months of fiscal 2001 compared to $3.1 million in fiscal 2000. This increase was primarily attributable to a seasonal increase in inventories and $4.3 million in pension payments. In addition, fiscal year 2000 changes in assets and liabilities were positively impacted by proceeds received from loans and death benefits on certain executive life insurance policies owned by the Company.

Investing Activities

Net cash used in investing activities was $1.5 million for the first six months of fiscal 2001 compared to $5.5 million in the prior year. Capital expenditures for the first six months of fiscal 2001 totaled $8.5 million and included investments in digital prepress equipment, manufacturing equipment and new business and manufacturing systems. The sale of a press and the sale of a building related to the Company's former POP business generated proceeds of $3.1 million in the second quarter. Net proceeds from divested businesses in fiscal 2001 totaled $3.8 million and related to the sale of the Company's Dynamic Diagrams business.

Capital expenditures for the first six months of fiscal 2000 totaled $9.4 million. Proceeds from the sale of property, plant and equipment of $2.0 million in the prior year related primarily to the sale of a manufacturing facility at the Company's former POP business. Net proceeds from divested businesses totaled $4.1 million last year and related to the sale of the Company's Charlotte-based direct marketing agency. The Company also made additional payments of $2.2 million in the prior year in connection with its April, 1999 acquisition of Mack.

The Company estimates that capital expenditures for fiscal 2001 will approximate $21 million.

Financing Activities

Net cash used in financing activities was $11.5 million for the first six months of fiscal 2001 compared to $17.2 million in fiscal 2000. Cash provided by operations in fiscal 2001 was used to pay down $10.6 million in debt and to fund $0.9 million in dividend payments.

For the six months ended December 31, 1999, the Company utilized short-term borrowings and cash provided by operations to fund its working capital requirements, to pay down debt and long-term leases and to fund dividend payments. Proceeds of $27.3 million from the sale of accounts receivable under the Company's securitization program were used to repay a corresponding amount of the term loan facility under the senior bank credit facility.

Total debt at December 31, 2000, was $188.5 million, down $13.2 million from $201.7 million at June 30, 2000. The Company's debt to capital ratio was 60.9% at December 31, 2000, down from 63.1% at June 30, 2000, primarily due to the reduction in overall debt levels.

The primary cash requirements of the Company are for debt service, capital expenditures, and working capital. The primary sources of liquidity are cash flow provided by operations and unused capacity under its senior credit and receivables securitization facilities. The Company believes that these funds provide sufficient liquidity and capital resources to meet the anticipated debt service requirements, capital expenditures, and working capital requirements. The future operating performance and the ability to service or refinance the Company's debt depends on the ability to implement the business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company.

The previous discussions contain forward-looking information, as defined by the Private Securities Litigation Reform Act of 1995, and, as such, are subject to certain risks and uncertainties that could cause actual results to differ materially. Potential risks and uncertainties include but are not limited to:
(1) the overall economic environment in North America, (2) the ability of the Company to develop and market new capabilities and services to take advantage of changes in the STM journals publishing process and the Company's content management business, (3) continuing competitive pricing in the markets in which the Company competes, (4) the gain or loss of significant customers or the decrease in demand from existing customers, (5) the ability of the Company to continue to obtain improved efficiencies and lower overall production costs, (6) changes in the Company's product sales mix, (7) the impact of industry consolidation among key customers, and (8) the ability of the Company to operate profitably and effectively with high levels of indebtedness. The information included in this analysis is representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.


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

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a) At the 2000 Annual Meeting of Shareholders of the Company ("Annual Meeting") held on November 9, 2000, 8,058,098 shares of the Company's outstanding common stock were present in person or by proxy and entitled to vote.

(b) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

     (1) Election of Class I Director. The nominee for director was elected, having received the following vote:


          Nominee                  For               Withheld
          ----------------  -------------------  ------------------
          James E. Rogers       7,868,874             189,224


          Election of Class II Directors. Each nominee for director was elected, having received the following vote:


          Nominee                       For               Withheld
          ------------------    ------------------  ------------------
          Frank Daniels, III         7,872,246             185,852
          G. Waddy Garrett           7,882,096             176,002
          Bruce V. Thomas            7,899,469             158,629
          Thomas C. Norris           7,858,796             199,302


         Election of Class III Director. The nominee for director was elected, having received the following vote:

         Nominee                       For               Withheld
         -------------------   -------------------  ------------------
         Martina L. Bradford        7,852,858             205,240


         Directors who will serve until the 2001 Annual Meeting include
         Martina L. Bradford, John C. Purnell, Jr., Russell M. Robinson, II and David G. Wilson, Jr.

         Directors who will serve until the 2002 Annual Meeting include James E. Rogers, Nathu Ram Puri, Jerry I. Reitman and Wallace Stettinius.

         Directors who will serve until the 2003 Annual Meeting include Frank Daniels, III, G. Waddy Garrett, Bruce V. Thomas and Thomas C. Norris.

     (2) Ratification of designation of Arthur Andersen LLP as independent public accountants for current fiscal year. Designation of the auditors was ratified, having received the following vote:

     For:                                   8,014,704
     Against:                                  16,032
     Abstain:                                  27,362
     Broker Non-vote:                             ---

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits:


             Exhibit 27  Financial Data Schedule


         b) Reports on Form 8-K:


         On November 1, 2000, the Company filed a Form 8-K, which included the press release dated October 31, 2000, regarding fiscal 2001 first quarter financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


        CADMUS COMMUNICATIONS CORPORATION


Date:   February 12, 2001


     /s/ Bruce V. Thomas
     -------------------
     Bruce V. Thomas
     President and Chief Executive Officer



Date:   February 12, 2001


     /s/ David E. Bosher
     -------------------
     David E. Bosher
     Sr. Vice President, Chief Financial Officer and Treasurer