Form 10-Q
period 2001-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2001-05-14
CIK 745274

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ___________

                                   Form 10-Q
                                  ___________

(Mark One)

  (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

                                      OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                       Commission File Number 000-12954

                           ========================

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

                        1801 Bayberry Court, Suite 200
                           Richmond, Virginia 23226
          (Address of principal executive offices including zip code)
                           ========================

              Registrant's telephone number, including area code:
                                (804) 287-5680
                           ========================

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001.

          Class                                 Outstanding at April 30, 2001
          -----                                 -----------------------------
Common Stock, $.50 Par Value                               8,937,592

              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                     INDEX

                                                                                    Page Number
                                                                                    -----------

Part I.   Financial Information


          Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets --                                  3
               March 31, 2001 (unaudited) and June 30, 2000

               Condensed Consolidated Statements of Income (unaudited) --                4
               Three and Nine Months Ended March 31, 2001 and 2000

               Condensed Consolidated Statements of Cash Flows (unaudited) --            5
               Nine Months Ended March 31, 2001 and 2000

               Condensed Consolidated Statements of Shareholders' Equity --
               March 31, 2001 (unaudited) and June 30, 2000                              6

               Notes to Condensed Consolidated Financial Statements (unaudited)          7

          Item 2.   Management's Discussion and Analysis of Financial                   11
                    Condition and Results of Operations

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk          16


Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                                    16

                         PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                          March 31,           June 30,
                                                                            2001                2000
                                                                         -----------         -----------
                                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                              $     2,843         $     6,411
  Accounts receivable, net of allowance for doubtful accounts                 39,930              31,992
  Inventories                                                                 25,582              25,297
  Deferred income taxes                                                        4,672               4,882
  Prepaid expenses and other                                                   5,793               7,926
                                                                         -----------         -----------

        Total current assets                                                  78,820              76,508

Property, plant, and equipment (net of accumulated depreciation
  of $136,183 at March 31, 2001 and $123,761 at June 30, 2000)               141,579             150,979
Goodwill and other intangibles, net                                          173,522             182,823
Other assets                                                                  14,380              12,874
                                                                         -----------         -----------

TOTAL ASSETS                                                             $   408,301         $   423,184
                                                                         ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                   $     2,581         $       118
  Accounts payable                                                            30,604              28,467
  Accrued expenses                                                            35,815              34,490
  Restructuring reserves                                                       9,777               2,704
                                                                         -----------         -----------

        Total current liabilities                                             78,777              65,779

Long-term debt, less current maturities                                      183,715             201,587
Other long-term liabilities                                                   30,097              30,750
Deferred income taxes                                                          4,545               7,126
                                                                         -----------         -----------

        Total liabilities                                                    297,134             305,242
                                                                         -----------         -----------

Shareholders' equity:
  Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares-8,937,592 at
    March 31, 2001 and June 30, 2000)                                          4,469               4,469
  Capital in excess of par value                                              67,363              67,363
  Retained earnings                                                           39,823              46,598
  Accumulated other comprehensive income (loss)                                 (488)               (488)
                                                                         -----------         -----------

        Total shareholders' equity                                           111,167             117,942
                                                                         -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $   408,301         $   423,184
                                                                         ===========         ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                                         Three Months Ended                         Nine Months Ended
                                                             March 31,                                  March 31,
                                                   ------------------------------            -------------------------------
                                                       2001              2000                    2001               2000
                                                   ------------      ------------            -------------      ------------
Net sales                                          $    121,911      $    121,706            $    363,657       $    377,859
                                                   ------------      ------------            ------------       ------------

Operating expenses:
 Cost of sales                                           99,031            93,998                 291,489            295,635
 Selling and administrative                              15,849            16,407                  44,061             51,409
 Restructuring and other charges                         15,490             1,583                  17,896             34,144
                                                   ------------      ------------            ------------       ------------
                                                        130,370           111,988                 353,446            381,188
                                                   ------------      ------------            ------------       ------------

Operating income (loss)                                  (8,459)            9,718                  10,211             (3,329)
                                                   ------------      ------------            ------------       ------------

Interest and other expenses:
 Interest                                                 4,833             5,661                  14,974             17,658
 Securitization costs                                       663               465                   2,233                876
 Other, net                                                 (21)             (186)                    (90)              (434)
                                                   ------------      ------------            ------------       ------------
                                                          5,475             5,940                  17,117             18,100
                                                   ------------      ------------            ------------       ------------

Income (loss) before income taxes                       (13,934)            3,778                  (6,906)           (21,429)

Income tax expense (benefit)                             (4,390)            1,929                  (1,473)            (3,376)
                                                   ------------      ------------            ------------       ------------

Net income (loss)                                  $     (9,544)     $      1,849            $     (5,433)      $    (18,053)
                                                   ============      ============            ============       ============




Earnings per share - basic:
 Net income (loss) per share                       $      (1.07)     $        .21            $       (.61)      $      (2.00)
                                                   ============      ============            ============       ============
 Weighted-average common shares
   outstanding                                            8,938             8,995                   8,938              9,008
                                                   ============      ============            ============       ============

Earnings per share - diluted:
 Net income (loss) per share                       $      (1.07)     $        .21            $       (.61)      $      (2.00)
                                                   ============      ============            ============       ============
 Weighted-average common shares
   outstanding                                            8,938             8,997                   8,938              9,008
                                                   ============      ============            ============       ============



Cash dividends per common share                    $        .05      $        .05            $        .15       $        .15
                                                   ============      ============            ============       ============

     See accompanying Notes to Condensed Consolidated Financial Statements.

              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                               -------------------------------
                                                                                      2001                2000
                                                                               -----------         -----------
Operating Activities
Net loss                                                                       $    (5,433)        $   (18,053)
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                   19,783              19,538
    Restructuring and other charges                                                 17,896              34,144
    Other, net                                                                      (2,438)                931
                                                                               -----------         -----------
                                                                                    29,808              36,560
                                                                               -----------         -----------
Changes in assets and liabilities, excluding debt and effects of acquisitions and dispositions:
    Accounts receivable, net                                                        (5,440)              4,947
    Inventories                                                                       (748)               (192)
    Accounts payable and accrued expenses                                            7,790              (4,662)
    Restructuring reserves (due to cash payments)                                   (2,786)             (7,339)
    Pension payments                                                                (4,862)                  -
    Other, net                                                                       3,160               1,250
                                                                               -----------         -----------

                                                                                    (2,886)             (5,996)
                                                                               -----------         -----------

Net cash provided by operating activities                                           26,922              30,564
                                                                               -----------         -----------

Investing Activities
Purchases of property, plant, and equipment                                        (13,704)            (12,515)
Proceeds from sales of property, plant, and equipment                                3,174               5,236
Investment in unconsolidated business                                               (3,080)                  -
Net proceeds from divested businesses                                                4,207               3,868
Other, net                                                                          (1,484)             (2,586)
                                                                               -----------         -----------

Net cash used in investing activities                                              (10,887)             (5,997)
                                                                               -----------         -----------

Financing Activities
Proceeds from short-term borrowings                                                      -               3,600
Proceeds from (net payments on) receivables securitization program                  (2,852)             27,900
Repayment of long-term revolving credit facility                                   (15,300)            (55,350)
Repayment of tax-exempt bonds                                                            -              (1,600)
Repayment of long-term borrowings                                                     (109)             (1,415)
Dividends paid                                                                      (1,342)             (1,348)
Proceeds from exercise of stock options                                                  -                  34
                                                                               -----------         -----------

Net cash used in financing activities                                              (19,603)            (28,179)
                                                                               -----------         -----------

Decrease in cash and cash equivalents                                               (3,568)             (3,612)

Cash and cash equivalents at beginning of period                                     6,411               5,068
                                                                               -----------         -----------

Cash and cash equivalents at end of period                                     $     2,843         $     1,456
                                                                               ===========         ===========


See accompanying Notes to Condensed Consolidated Financial Statements.

              CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                (In thousands)

---------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                Capital in                  Other
                                          Common Stock          Excess of   Retained   Comprehensive
(in thousands)                            Shares      Amount    Par Value   Earnings   Income (Loss)    Total
---------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                      9,011   $4,505      $68,001   $ 64,403          $(376)  $136,533
Net loss                                         --       --           --    (16,010)            --    (16,010)
Change in minimum pension liability                                                            (112)      (112)
                                                                                                      --------
     Comprehensive loss                                                                                (16,122)
                                                                                                      --------
Cash dividends - $.20 per share                  --       --           --     (1,795)            --     (1,795)
Retirement of common stock                      (76)     (38)        (670)        --             --       (708)
Net shares issued upon exercise
  of stock options                                3        2           32         --             --         34
--------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                      8,938   $4,469      $67,363   $ 46,598          $(488)  $117,942
(the following data is unaudited)
Net loss (and comprehensive loss)                                             (5,433)            --     (5,433)
Cash dividends - $.15 per share                  --       --           --     (1,342)            --     (1,342)
--------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                     8,938   $4,469      $67,363   $ 39,823          $(488)  $111,167
==============================================================================================================

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

    In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended March 31, 2001, are not necessarily indicative of results for the entire fiscal year.

    Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2. Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 0 shares and 2,000 shares for the three months ended March 31, 2001 and 2000, respectively. There were no incremental shares for dilutive stock options for the nine months ended March 31, 2001 and 2000, respectively.

3. Components of net inventories at March 31, 2001 and June 30, 2000, were as follows (in thousands):

                                                                     March 31,                 June 30,
                                                                       2001                      2000
                                                                  --------------           --------------
      Raw materials and supplies                                     $     8,645               $    9,171
      Work in process                                                     15,304                   14,894
      Finished goods                                                       1,633                    1,232
                                                                     -----------               ----------
                                                                     $    25,582               $   25,297
                                                                     ===========               ==========

4. Effective July 1, 2000, the Company operates in two primary business segments: Publication Services and Other Services. Publication Services provides products and services to both not-for-profit and commercial publishers and serves three primary markets: scientific, technical, and medical ("STM") journal services, special interest and trade magazine publishers, and book and directory publishers. This segment provides a full range of content management, editorial, prepress, printing, warehousing and distribution services. Other Services include high quality specialty packaging, web and sheet-fed promotional printing, assembly, fulfillment and distribution, as well as catalog photography and design services.

    The accounting policies for the segments are the same as those described in
    Note 1 "Significant Accounting Policies" in the fiscal 2000 Annual Report on Form 10-K. The Company primarily evaluates the performance of its operating segments based on operating income, excluding amortization of goodwill, gains/losses on sales of assets, and restructuring and other charges.

    Intersegment sales for the third quarter and first nine months of fiscal 2001 are not significant. The Company manages income taxes on a consolidated basis.


    Summarized group data is as follows:
--------------------------------------------------------------------------------
                                        Publication    Other
    (In thousands)                       Services     Services    Total
--------------------------------------------------------------------------------
   Three Months Ended March 31, 2001:
      Net sales                             $102,714   $19,197   $121,911
      Operating income                        10,645      (383)    10,262

   Three Months Ended March 31, 2000:
      Net sales                             $101,562   $20,144   $121,706
   Operating income                           13,640       844     14,484


    Nine Months Ended March 31, 2001:
      Net sales                             $307,989   $55,668   $363,657
      Operating income                        36,323       238     36,561

    Nine Months Ended March 31, 2000:
      Net sales                             $299,394   $78,465   $377,859
      Operating income                        38,387     1,124     39,511


    A reconciliation of group data to consolidated data is as follows:

                                                                Three Months Ended                      Nine Months Ended
                                                                     March 31,                              March 31,
                                                         --------------------------------         -----------------------------
    (In thousands)                                              2001              2000                2001              2000
                                                        --------------       -----------         -----------       -----------
    Earnings from operations:
    Reportable group operating income                   $       10,262       $    14,484         $    36,561       $    39,511
    Amortization of goodwill                                    (1,254)           (1,291)             (3,850)           (3,966)
    Unallocated shared services and other
     expenses                                                   (1,969)           (2,006)             (4,670)           (4,993)

    Restructuring and other charges                            (15,490)           (1,583)            (17,896)          (34,144)
    Interest expense, net                                       (4,833)           (5,661)            (14,974)          (17,658)
    Securitization costs                                          (663)             (465)             (2,233)             (876)
    Other                                                           13               300                 156               697
                                                        --------------       -----------         -----------       -----------
    Income (loss) before income taxes                   $      (13,934)      $     3,778         $    (6,906)      $   (21,429)
                                                        --------------       -----------         -----------       -----------

5. The Company recorded restructuring and other charges totaling $15.5 million ($10.0 million net of taxes) in the third quarter of fiscal 2001. These charges related to the consolidation of the Company's Atlanta-based packaging logistics operations, the consolidation of two Richmond-based commercial and magazine printing operations and other actions to reduce operating costs. Total restructuring and other costs in the third quarter of fiscal 2001 consisted of asset write-downs of $5.0 million, the write-off of intangible assets related primarily to the Company's Atlanta-based packaging logistics operation totaling $4.0 million, involuntary termination costs of $2.7 million, contract termination costs of $3.3 million and other post-closure shutdown costs of $0.5 million.

    Involuntary termination costs relate to approximately 200 employees. Year to date restructuring and other charges totaling $17.9 million for fiscal 2001 also included $2.7 million related to the final settlement of certain post-closing contingencies and other facility closure costs associated with the sale of the Company's Dynamic Diagrams subsidiary. The Company expects these restructuring actions to be completed by mid-fiscal 2002.

    The $9.8 million restructuring reserve at March 31, 2001 is comprised of the following: $3.0 million for involuntary termination costs for approximately 200 associates, $4.2 million for contract termination costs and $2.6 million for other post closure shutdown costs. For the nine-month period ended March 31, 2001, the Company made severance payments totaling $1.7 million to approximately 90 associates.

    In the third quarter of fiscal 2000, the Company recorded restructuring and other charges totaling $1.6 million ($1.4 million net of taxes). These charges related primarily to the continued consolidation of duplicate facilities in the Publications Services segment. Total restructuring and other charges in the third quarter of fiscal 2000 consisted of asset write-offs of $0.6 million, contract termination costs of $0.2 million and involuntary termination costs of $0.8 million. Involuntary termination costs related to approximately 50 associates located primarily in the Publications Services segment. The Company expects these restructuring actions to be substantially completed by the end of fiscal 2001.

    For the nine-month period ended March 31, 2000, the Company recorded $34.1 million ($25.5 million net of taxes) in restructuring and other charges. These charges related to the closure of the Company's point of purchase
    (POP) business, the consolidation of two composition facilities, and the consolidation of certain corporate functions and overhead. The charges included the write-off of intangible assets related to the Company's POP business totaling $11.1 million, the write-off of redundant manufacturing software resulting from the integration of Mack totaling $6.2 million, asset write-downs of $8.5 million, involuntary termination costs of $5.3 million, contract termination costs of $3.2 million and $0.5 million for other post closure shutdown costs. These costs were offset by a net gain from the closure and divestiture of two marketing businesses totaling $0.7 million.

6. Effective July 1, 2000, the Company adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative financial instruments. The Statement requires recognition of derivatives to be recorded in the balance sheet at their fair value, and gains or losses resulting from changes in the value of derivatives to be recognized through earnings unless specific hedging criteria are met. At July 1, 2000, the Company had two fixed-to-floating interest rate swap agreements which, when adjusted to fair value, resulted in a gain of $0.8 million in the first quarter of fiscal 2001. In the second quarter of fiscal 2001, the Company recorded an additional gain of $0.8 million. The Company terminated all of its interest rate swap agreements in the second quarter of fiscal 2001.

7. The Company's senior bank credit facility contains certain covenants regarding the ratio of total debt-to-EBITDA, senior debt-to-EBITDA, fixed charge coverage and minimum net worth, and contains other restrictions, including limitations on additional borrowings, and the acquisition, disposition and securitization of assets. Effective March 31, 2001, the senior bank credit facility was amended and some modifications were made to the restrictive covenants regarding the required ratios for total debt-to-EBITDA, senior debt-to-EBITDA, fixed charge coverage and minimum net worth. Effective May 7, 2001, the aggregate principal amount of all loans under the revolving credit facility was temporarily limited to $75 million.

    The Company is currently in compliance with all financial covenants for all of its debt agreements. At March 31, 2001, the Company (as restricted by the amended loan covenants) would have been allowed to borrow an additional $22.7 million under the revolving credit facility. The Company does not anticipate that this limitation will have any impact on its business or results of operations.

    The Company is in the process of amending its senior bank credit facility with the bank group members which will result in a restatement of the senior bank credit agreement by the end of the Company's fourth quarter of fiscal 2001. It is anticipated that in the new agreement the Company will be required to secure the restated facility with certain personal and real property. The Company does not anticipate any of these proposed changes will have a material impact on its business or results of operations.

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

Effective July 1, 2000, the Company operates in two primary business segments:
Publication Services and Other Services. Publication Services provides products and services to both not-for-profit and commercial publishers and serves three primary markets: scientific, technical, and medical ("STM") journal services, special interest and trade magazine publishers, and book and directory publishers. This segment provides a full range of content management, editorial, prepress, printing, warehousing and distribution services. Other Services include high quality specialty packaging, web and sheet-fed promotional printing, assembly, fulfillment and distribution, as well as catalog photography and design services.

RESULTS OF OPERATIONS
---------------------

The following table presents the major components from the Condensed Consolidated Statements of Income as a percent of net sales for the three and nine-month periods ended March 31, 2001 and 2000:

                                       Three Months Ended    Nine Months Ended
                                            March 31,         March 31,
                                       --------------------  -----------
                                         2001      2000       2001     2000
                                         ----      ----       ----     ----
Net sales                                  100.0%    100.0%      100.0%   100.0%
Cost of sales                               81.2      77.2        80.2     78.2
                                           -----      ----        -----   ------
Gross profit                                18.8      22.8        19.8     21.8
Selling and administrative expenses         13.0      13.5        12.1     13.6
Restructuring and other charges             12.7       1.3         4.9      9.0
                                           -----      ----        ----     ----
Operating income (loss)                     (6.9)      8.0         2.8     (0.8)
Interest expense                             4.0       4.6         4.1      4.7
Securitization costs                         0.5       0.4         0.6      0.3
Other expenses (income), net                   -      (0.1)          -     (0.1)
                                           -----      ----         ----     ----
Income (loss) before income taxes          (11.4)      3.1         (1.9)   (5.7)
Income tax expense (benefit)                (3.6)      1.6         (0.4)   (0.9)
                                           -----      ----          ----    ----
Net income (loss)                           (7.8) %    1.5 %       (1.5) % (4.8) %
                                           =====      ====        =====    =====

Sales

Sales for the third quarter of fiscal 2001 totaled $121.9 million, a slight increase over $121.7 million recorded in the same quarter last year. For the first nine months of fiscal 2001, sales decreased 4% to $363.7 million. The decline in year to date sales was due primarily to a 20% reduction in packaging sales and the impact of divested and closed operations. Adjusted for divested and closed operations, net sales increased 1% in the third quarter of fiscal 2001, and were unchanged for the nine months ended March 31, 2001, as compared to the prior year.

Sales in the Publication Services segment, which includes the STM journal services, special interest magazine and books and directories businesses, rose 2% in the third quarter, led by a 3% increase in STM journal services sales and a 19% increase in professional books and directories sales. The increase in STM journal services sales was driven by steady growth in STM page counts from both existing customers and new customers. Professional books and directories sales increased as a result of growth from existing customers and new business. Partially offsetting these gains was a 2% decline in special interest magazine sales, which resulted from lower advertising spending and soft commercial printing markets. Year to date sales in the Publication Services segment were up 3% over the corresponding period of last year.

Other sales declined 9% and 30% for the three and nine-month periods ended March 31, 2001, respectively, compared to the prior year. This reduction was attributable to lower specialty packaging sales, resulting from an industry-wide slowdown and reduced purchases by high-tech customers. Adjusted for divested and closed businesses, sales for this segment decreased 9% and 15% for the three and nine-month periods ended March 31, 2001, respectively, compared to the prior year.

Gross Profit

Gross profit declined to 18.8% and 19.8% of net sales for the third quarter and first nine months of fiscal 2001, respectively, compared to 22.8% and 21.8% for the same periods of fiscal 2000. The margin decline was primarily attributable to additional costs associated with certain strategic and operational initiatives in the STM journal services business, the decline in specialty packaging business sales, losses incurred in the Company's Atlanta-based logistics and graphic solutions operations, and the pricing and competitive pressures resulting from a consolidating customer base.

Selling and Administrative Expenses

Selling and administrative expenses declined to 13.0% of net sales for the third quarter of fiscal 2001, compared to 13.5% for the same quarter of the prior year. Year to date selling and administrative expenses declined to 12.1% of net sales, as compared to 13.6% of net sales in the prior year. The improvement was due primarily to the favorable impact from fiscal 2000 restructuring actions and lower management incentives.

Restructuring and Other Charges

The Company recorded restructuring and other charges totaling $15.5 million ($10.0 million net of taxes) in the third quarter of fiscal 2001. These charges related to the consolidation of the Company's Atlanta-based packaging logistics operations, the consolidation of two Richmond-based commercial and magazine printing operations and other actions to reduce operating costs. Total restructuring and other costs in the third quarter of fiscal 2001 consisted of asset write-downs of $5.0 million, the write-off of intangible assets related primarily to the Company's Atlanta-based packaging logistics operation totaling $4.0 million, involuntary termination costs of $2.7 million, contract termination costs of $3.3 million and other post-closure shutdown costs of $0.5 million. Involuntary termination costs relate to approximately 200 employees. Year to date restructuring and other charges totaling $17.9 million for fiscal 2001 also included $2.7 million related to the final settlement of certain post-closing contingencies and other facility closure costs associated with the sale of the Company's Dynamic Diagrams subsidiary. The Company expects these restructuring actions to be completed by mid-fiscal 2002.

In the third quarter of fiscal 2000, the Company recorded restructuring and other charges totaling $1.6 million ($1.4 million net of taxes). These charges related primarily to the continued consolidation of duplicate facilities in the Publications Services segment. Total restructuring and other charges in the third quarter of fiscal 2000 consisted of asset write-offs of $0.6 million, contract termination costs of $0.2 million and involuntary termination costs of $0.8 million. Involuntary termination costs related to approximately 50 associates located primarily in the Publications Services segment. The Company expects these restructuring actions to be substantially completed by the end of fiscal 2001.

For the nine-month period ended March 31, 2000, the Company recorded $34.1 million ($25.5 million net of taxes) in restructuring and other charges. These charges related to the closure of the Company's point of purchase (POP) business, the consolidation of two composition facilities, and the consolidation of certain corporate functions and overhead. The charges included the write-off of intangible assets related to the Company's POP business totaling $11.1 million, the write-off of redundant manufacturing software resulting from the integration of Mack totaling $6.2 million, asset write-downs of $8.5 million, involuntary termination costs of $5.3 million, contract termination costs of $3.2 million and $0.5 million for other post closure shutdown costs. These costs were offset by a net gain from the closure and divestiture of two marketing businesses totaling $0.7 million.

Operating Income

The Company recorded an operating loss of $8.5 million for the third quarter of fiscal 2001 compared to operating income of $9.7 million in the same quarter of last year. In addition to the $15.5 million recorded for restructuring and other charges, operating results for the third quarter of fiscal 2001 included $1.1 million of operating losses from the Company's Atlanta-based logistics and graphic solutions operations, which are being closed or consolidated, and approximately $1.4 million in consolidation costs and strategic initiative expenses. Operating income for the first nine months of fiscal 2001 was $10.2 million, compared to a $3.3 million operating loss for the comparable period of fiscal 2000. Excluding restructuring and other charges, operating income was $7.0 million and $28.1 million for the three and nine-month periods ended March 31, 2001, respectively, compared to $11.3 million and $30.8 million for the three and nine-month periods in the prior year.

Interest and Other Expenses and Income Taxes

Interest expense and securitization costs in the third quarter of fiscal 2001 declined to $5.5 million compared to $6.1 million in the prior year. For the first nine months of fiscal 2001, interest expense and securitization costs declined to $17.2 million from $18.5 million in the prior year. The decrease in interest expense for both periods was due to lower debt levels, the interest rate benefit from the expansion of the Company's receivables securitization program and overall lower interest rates.

The Company recognized income tax expense (benefits) for the three and nine-month periods of fiscal 2001 and 2000, respectively, at the effective tax rates indicated below:

                                                   Three Months Ended      Nine Months Ended
                                                       March 31,               March 31,
                                                       ---------               ---------
                                                     2001      2000         2001      2000
                                                     ----      ----         ----      ----
Effective income tax expense (benefit) rate         (31.5)%    51.1%       (21.3)%   (15.8)%

The variation in rates was attributable to the impact of non-tax deductible goodwill amortization. The effective tax rates before restructuring and other charges were 67.7% and 39.4% for the third quarter of fiscal 2001 and 2000, respectively, and 45.2% and 41.5% for the nine months ended March 31, 2001 and 2000, respectively. The 67.7% tax rate before restructuring and other charges for the third quarter of fiscal 2001 was due to a cumulative adjustment to increase the effective tax rate for the first nine months to a revised estimated tax rate of 45.2% for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating Activities

Net cash provided by operating activities for the first nine months of fiscal 2001 declined to $26.9 million from $30.6 million in fiscal 2000. Factors contributing to this decline were lower operating income and an increase of $4.9 million in pension plan funding. Other changes in assets and liabilities for fiscal 2001 compared to fiscal 2000 included a $1.5 million decline in working capital requirements as a result of an increase in current liabilities which more than offset increases in accounts receivable and inventories, and a reduction of $4.6 million in cash payments for restructuring-related items.

Investing Activities

Net cash used in investing activities was $10.9 million for the first nine months of fiscal 2001 compared to $6.0 million in the prior year. For the first nine months of fiscal 2001, capital expenditures totaled $13.7 million and included investments in digital prepress equipment, manufacturing equipment and new business and manufacturing systems. Proceeds from the sales of a building related to the Company's former POP business and certain manufacturing equipment were $3.2 million in fiscal 2001. The Company made a strategic investment of $3.1 million in Xyvision Enterprise Solutions, Inc. in fiscal 2001. Net proceeds from divested businesses totaled $4.2 million and related to the sale of the Company's Dynamic Diagrams business.

Capital expenditures for the first nine months of fiscal 2000 totaled $12.5 million. Proceeds from the sale of property, plant and equipment of $5.2 million in the prior year related primarily to the sale of a manufacturing facility at the Company's former POP business. Net proceeds from divested businesses totaled $3.9 million last year and related to the sale of the Company's Charlotte-based direct marketing agency. The Company also made additional payments of $2.6 million in the prior year in connection with its April, 1999, acquisition of Mack.

The Company estimates that capital expenditures for fiscal 2001 will approximate $17 million.

Financing Activities

Net cash used in financing activities was $19.6 million for the first nine months of fiscal 2001 compared to $28.2 million in the same period of fiscal 2000. Cash provided by operations in fiscal 2001 was used to pay down $15.4 million in debt and to fund $1.3 million in dividend payments. Lower funding rates on accounts receivable balances in the securitization program at March 31, 2001, resulted in a reduction of $2.9 million in funding under the Company's receivables securitization program compared to June 30, 2000.

For the nine months ended March 31, 2000, the Company utilized short-term borrowings and cash provided by operations to fund its working capital requirements, to pay down debt and long-term leases and to fund dividend payments. Proceeds of $27.9 million from the sale of accounts receivable under the Company's securitization program were used to repay a corresponding amount of the term loan facility under the senior bank credit facility.

Total debt at March 31, 2001, was $186.3 million, down $15.4 million from $201.7 million at June 30, 2000. The Company's debt to capital ratio was 62.6% at March 31, 2001, down from 63.1% at June 30, 2000, primarily due to the reduction in overall debt levels. Adjusted for securitization, total debt at March 31, 2001 was $227.7 million compared to $246.0 million at June 30, 2000.

The Company's senior bank credit facility contains certain covenants regarding the ratio of total debt-to-EBITDA, senior debt-to-EBITDA, fixed charge coverage and minimum net worth, and contains other restrictions, including limitations on additional borrowings, and the acquisition, disposition and securitization of assets. Effective March 31, 2001, the senior bank credit facility was amended and some modifications were made to the restrictive covenants regarding the required ratios for total debt-to-EBITDA, senior debt-to-EBITDA, fixed charge coverage and minimum net worth. Effective May 7, 2001, the aggregate principal amount of all loans under the revolving the credit facility was temporarily limited to $75 million.

The Company is currently in compliance with all financial covenants for all of its debt agreements. At March 31, 2001, the Company (as restricted by the amended loan covenants) would have been allowed to borrow an additional $22.7 million under the revolving credit facility. The Company does not anticipate that this limitation will have any impact on its business or results of operations.

The Company is in the process of amending its senior bank credit facility with the bank group members which will result in a restatement of the senior bank credit agreement by the end of the Company's fourth quarter of fiscal 2001. It is anticipated that in the new agreement the Company will be required to secure the restated facility with certain personal and real property. The Company does not anticipate any of these proposed changes will have a material impact on its business or results of operations.

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

The previous discussions contain forward-looking information, as defined by the Private Securities Litigation Reform Act of 1995, and, as such, are subject to certain risks and uncertainties that could cause actual results to differ materially. Potential risks and uncertainties include but are not limited to:
(1) the overall economic environment in North America, (2) the ability of the Company to develop and market new capabilities and services to take advantage of changes in the STM journals publishing process and the Company's content management business, (3) continuing competitive pricing in the markets in which the Company competes, (4) the gain or loss of significant customers or the decrease in demand from existing customers, (5) the ability of the Company to continue to obtain improved efficiencies and lower overall production costs, (6) changes in the Company's product sales mix, (7) the impact of industry consolidation among key customers, (8) the ability to successfully complete certain consolidation initiatives and effect other restructuring actions, and
(9) the ability of the Company to operate profitably and effectively with high levels of indebtedness. The information included in this analysis is representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the information concerning the Company's "Quantitative and Qualitative Disclosures about Market Risk" as previously reported in the Company's Report on Form 10-K for the year ended June 30, 2000.



PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

            a)  Exhibits:

                Exhibit 10.28 Series A Preferred Stock Purchase Agreement Between XYVision Enterprise Solutions, Inc. and Cadmus Communications Corporation, dated February 16, 2001

            b)  Reports on Form 8-K:


                On February 1, 2001, the Company filed a Form 8-K, which included the press release dated January 31, 2001, regarding fiscal 2001 second quarter financial results, as well as a copy of the prepared remarks made on a conference call to analysts on the same date.

                On February 27, 2001, the Company filed a Form 8-K, which included the press release dated February 21, 2001, regarding the Company's announcement of a partnership with Xyvision Enterprise Solutions, Inc.

                On February 28, 2001, the Company filed a Form 8-K, which included the press release dated February 27, 2001, regarding the Company's announcement of the closure of its Atlanta-based logistics operation.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


       CADMUS COMMUNICATIONS CORPORATION


Date: May 14, 2001


       /s/ Bruce V. Thomas
       -------------------
       Bruce V. Thomas
       President and Chief Executive Officer



Date: May 14, 2001


       /s/ David E. Bosher
       -------------------
       David E. Bosher
       Sr. Vice President, Chief Financial Officer and Treasurer