Form 10-K
period 2001-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2001-09-28
CIK 745274

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended June 30, 2001

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x      No ____
                                              -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

          As of July 31, 2001, 8,937,592 shares of Registrant's common stock were outstanding, and the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $68,819,023 based on the last sale price on July 31, 2001.

                     Documents Incorporated by Reference:
          Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2001 are incorporated in Parts I and II of this report. Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on November 8, 2001 are incorporated in Part III of this report.

                                     INDEX

PART I
                                                                          Page
                                                                          ----
Item 1.   Business......................................................     3
Item 2.   Properties....................................................     6
Item 3.   Legal Proceedings.............................................     7
Item 4.   Submission of Matters to a Vote of Security Holders...........     7


PART II

Item 5.   Market for the Registrant's Common Equity and
             Related Stockholder Matters................................    10
Item 6.   Selected Financial Data.......................................    10
Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations..............    10
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk....    10
Item 8.   Financial Statements and Supplementary Data...................    10
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure........................    10

PART III

Item 10.  Directors and Executive Officers of the Registrant............    11
Item 11.  Executive Compensation........................................    11
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management.............................................    11
Item 13.  Certain Relationships and Related Transactions................    11

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K........................................    12

                                    PART I
                               ITEM 1. BUSINESS

                                  Introduction

     Headquartered in Richmond, Virginia, Cadmus Communications Corporation (the "Company") provides integrated graphic communications services to publishers, not-for-profit societies and corporations. Cadmus is the largest provider in the world of content management and production services to scientific, technical and medical ("STM") journal publishers, the fourth largest publications printer in North America, and a leading national provider of specialty packaging products and services.

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

     Cadmus has augmented its core printing and content management competency through a series of strategic mergers and acquisitions. Significant acquisitions to date include:
 . in fiscal 1993, the assets of the Waverly Press Division of Waverly, Inc., a division located in Baltimore and Easton, Maryland, engaged in the printing of STM journals;
 .  in fiscal 1996, Lancaster Press, Inc. and its subsidiaries, a Pennsylvania-
   based producer of STM journals; and
 . in fiscal 1999, the Mack Printing Group, based in Maryland and Pennsylvania, one of the nation's largest producers of STM journals, magazines, and soft-cover books.

     In fiscal 1999, the Company sold its financial printing product line based in Charlotte, North Carolina to R.R. Donnelley & Sons, Inc. Also in fiscal 1999, the Company sold its custom publishing business located in Boston, Massachusetts to a relationship marketing company owned by the former head of this business unit.

     During the first quarter of fiscal 2000, the Company adopted a restructuring plan intended to effect planned synergies in connection with its April 1999 acquisition of the Mack Printing Group ("Mack") and to focus the Company's resources on the professional communications and specialty packaging markets. As of June 30, 2000, the following actions had taken place:

 .  the Atlanta-based Cadmus Point of Purchase ("POP") business unit was closed in October 1999;
 .  two composition facilities in Lancaster, Pennsylvania were substantially integrated;
 .  the Richmond-based marketing agency was closed in July 1999, and the
   Charlotte-based agency was sold in September 1999;
 . and corporate functions and overhead were consolidated, including eliminating certain overhead within the Publication Services segment and eliminating overhead costs associated with the former Marketing Communications Group.

     The Company took additional restructuring and other actions in fiscal 2001 as a result of its continuing efforts to sharpen its focus on the Company's core businesses, and to address changes in demand prompted by a general downturn in the economy. These actions included the following:

 .  the consolidation of the Company's Charlotte and Atlanta-based technology-
   related logistics operations;
 .  the consolidation of two commercial and magazine printing operations located in Richmond, Virginia;
 .  the continued consolidation of duplicate facilities in the Publications
   Services segment;
 . and the final settlement of certain post-closing contingencies and other facility closure costs associated with the sale of the Company's Dynamic Diagrams subsidiary.

Organizational Structure and Product Lines

     The Company is focused around its core Publication Services business, which provides products and services to both not-for-profit and commercial publishers under the division names of Cadmus Professional Communications, CadmusMack, and Cadmus Port City Press. In addition to its core business, the Company also provides other services, primarily high quality specialty packaging and creative marketing services, under the division names of Cadmus Whitehall and Cadmus Creative Marketing.

     During fiscal 2000, the Company was organized around two primary business groups: Professional Communications, serving customers who publish information, and Marketing Communications, serving customers who convey marketing messages. All prior periods have been reclassified to conform to the current year presentation.

Publication Services

     Publication Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services to not-for-profit and commercial publishers in three primary product lines: STM journals, special interest and trade magazines, and books and directories. Publication Services generated approximately 86% of the Company's net sales in fiscal 2001.

Other Services

     In addition to its core business, the Company provides services to its customers in the following product lines: high quality specialty packaging, assembly, fulfillment and distribution, as well as creative marketing services. Other Services generated approximately 14% of the Company's net sales in fiscal 2001.

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

Raw Materials

     The principal raw material used in Cadmus' business is paper. Paper stock inventories are maintained in the Publication Services business, where a supply of roll paper stock is required to operate the web presses. The Company's other operations generally purchase paper on a direct order basis for specific jobs with minimal inventory requirements. Cadmus purchases its paper requirements under agreements that guarantee tonnage and provide short-range price protection for three- to six-month intervals. The price of paper charged to customers is subject to adjustment so that, except in rare instances, Cadmus does not have exposure to changes in the cost of paper.

     The Company uses a variety of other raw materials including ink, film, offset plates, chemicals and solvents, glue, wire, and subcontracted components. In general, the Company has not experienced any significant difficulty in obtaining raw materials.

Competition

     Cadmus competes with a large number of companies, some of which have greater resources and capacity. In recent years, there has been excess capacity in the printing industry that has increased competition. Rapid technological changes as well as a more global market place, both in terms of supply and demand, have also brought new competitors to the market place. The markets served by Cadmus face competition based on a combination of factors including quality, service levels, and price. To lessen exposure to larger competitors with greater resources, Cadmus focuses generally on specialized markets where the Company can achieve market leader status, and where the Company can gain competitive advantages through knowledge of the market and ability to offer high quality solutions to customers.

Employees

Cadmus employs approximately 3,400 persons, approximately 24% of which are currently covered by collective bargaining agreements. Cadmus believes its relationship with its employees is good. In addition, the Company believes that no single collective bargaining agreement is material to the operations taken as a whole.

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

                              ITEM 2.  PROPERTIES

The Company considers all of its properties and the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present needs. The Company will expand as necessary for the continued development of its operations. The following table contains information regarding the Company's primary facilities as of June 30, 2001.

---------------------------------------------------------------------------------------------------------------
Product Line                     Location             Primary Use                            Owned/       Size
                                                                                            Leased    (sq. ft.)
---------------------------------------------------------------------------------------------------------------
Publication Services
Journal Services                 Akron, PA            Available for sale                     Owned       50,000
Books, Directories               Baltimore, MD        Manufacturing/Printing                Leased      175,000
Books, Directories               Baltimore, MD        Warehouse/Distribution                Leased       40,000
Journal Services                 Linthicum, MD        Manufacturing/Composition             Leased       51,704
Magazines                        East Stroudsburg,    Manufacturing/Printing                 Owned      164,570
                                 PA
Journal Services                 Easton, MD           Manufacturing/Printing                 Owned      196,800
Journal Services                 Hurlock, MD          Backcopy Warehouse/Fulfillment        Leased      200,000
Journal Services, Magazines      Easton, PA           Manufacturing/Warehouse/Office         Owned      252,320
Journal Services                 Ephrata, PA          Manufacturing/Printing                 Owned      142,300
Journal Services, Magazines      Ephrata, PA          Warehouse                             Leased       25,027
Journal Services                 Lancaster, PA        Manufacturing/Printing                 Owned      175,000
Journal Services                 Lancaster, PA        Available for sale                     Owned       52,000
Journal Services                 Lancaster, PA        Warehouse/Distribution                Leased       29,000
Journal Services, Magazines      Lititz, PA           Warehouse/Distribution                Leased       18,000
Journal Services, Magazines      Richmond, VA         Manufacturing/Printing                 Owned      266,900
Journal Services                 Richmond, VA         Manufacturing/Composition/ Digital     Owned       14,761
                                                      Services
Graphic Solutions                Richmond, VA         Available for sale                     Owned       89,633

Other Services
Creative Marketing Services      Atlanta, GA          Catalog Services/Production           Leased       60,000
Specialty Packaging              Charlotte, NC        Manufacturing/Printing                 Owned      180,000
Specialty Packaging              Charlotte, NC        Warehouse/Fulfillment                 Leased       62,400

Corporate
Corporate Office                 Richmond, VA         Corporate Office                      Leased       21,600

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

       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of Cadmus are elected by the Board of Directors ("Board") of the Company to serve one-year terms. The following table contains information about the executive officers of Cadmus:

Name (Age)                          Position and Length of Service             During Past Five Years
----------                          ------------------------------             ----------------------
Bruce V. Thomas (44)                President, and Chief Executive Officer,    Senior Vice President and Chief Operating
                                    Cadmus, July 2000-present.                 Officer, Cadmus, 1999-2000. Senior Vice
                                                                               President and Chief Financial Officer, Cadmus
                                                                               1997-1999. Vice President and Chief Financial
                                                                               Officer, Cadmus, 1996-1997.

Stephen E. Hare (48)                Executive Vice President, Chief            Executive Vice President, Chief Financial
                                    Financial Officer and Treasurer,           Officer, and Director, AMF Bowling Worldwide,
                                    Cadmus, effective September 2001.          Inc., 1996-September 2001.

Wayne B. Luck (44)                  Senior Vice President and Chief            Vice President, eBusiness, Owens and Minor Co.,
                                    Information Officer, Cadmus, July          Inc., 1998-2000; Vice President, Information
                                    2000-present.                              Systems, Owens and Minor Co., Inc., 1995-1998.

Wayne T. Tennent (55)               Senior Vice President, Chief               Senior Vice President, Human Resources, Cadmus,
                                    Administrative Officer and Secretary,      1999-2000; Vice President, Human Resources,
                                    Cadmus, May 2000-present.                  Marketing Communications Sector, Cadmus,
                                                                               1998-1999; Vice President, Human Resources, AMF
                                                                               Bowling Worldwide, 1996-1998.

Bruce G. Willis (40)                Vice President and Controller, Cadmus,     Interim Chief Financial Officer, Cadmus, July
                                    1999-July 2001 and September               2001-September 2001. Vice President of Finance,
                                    2001-present.                              Marketing Communications Group, Cadmus, 1997 to
                                                                               1999;  Director, Financial Planning and
                                                                               Analysis, Cadmus, 1996-1997.

David G. Wilson, Jr. (60)           President, Cadmus Professional             Chairman and President, Professional
                                    Communications, Cadmus, 2000-present.      Communications Sector, Cadmus, 1998-2000.
                                                                               Executive Vice President, Professional
                                                                               Communications, Cadmus, 1997-1998; President,
                                                                               Cadmus Journal Services, Cadmus, 1994-1998.

Robert A. Sadler (63)               President-CadmusMack, Cadmus,              Executive Vice President, Operations,
                                    May 2000-present.                          Professional Communications Sector, Cadmus,
                                                                               1999-2000; Consultant to Mack Printing Group and
                                                                               Cadmus, 1998-1999; Executive Vice President and
                                                                               Chief Operating Officer, Mack Printing Group,
                                                                               1981-1998.

David J. Hajek (49)                 President-Cadmus Port City Press,          President,Graphic Solutions, Cadmus, 1997-2000;
                                    Cadmus, July 2000-present.                 Vice President, Customer Service, Cadmus,
                                                                               1995-1997.

Gerard P. Lux (43)                  President-Cadmus Whitehall,                President, Specialty Packaging/Promotional
                                    Cadmus, May 2000-present.                  Printing, Cadmus, 1997-2000; Vice President of
                                                                               Manufacturing, Washburn Graphics, Cadmus,
                                                                               1995-1997.

Mark R. Ploucha (44)                Executive Vice President,                  Senior Vice President, Operations, Professional
                                    Information Technology-                    Communications Sector, 1999-2000; Executive
                                    CadmusMack, Cadmus,                        Vice President, Mack Printing Group, 1996-1999.
                                    May 2000-present.

Robert C. Potts (39)                Vice President, Information                Senior Vice President Corporate Distribution
                                    Technology-CadmusMack,                     and Technology-Mack Printing Group, 1996-
                                    Cadmus, 1999-present.                      1999.

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

     PART II

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

     Cadmus common stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System under the symbol "CDMS." Information with respect to market prices is presented on page F-1 of the 2001 Annual Report and is incorporated herein by reference.

     As of August 31, 2001, the approximate number of beneficial holders of Cadmus common stock was 1,700, which includes stockholders recorded on security position listings.

     On August 7, 2001 Cadmus declared a regular quarterly cash dividend of $.05 per share, payable on September 5, 2001, to shareholders of record as of August 21, 2001. Additional information with respect to dividends declared is presented on page F-1 of the 2001 Annual Report and is incorporated herein by reference.

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

                        ITEM 6. SELECTED FINANCIAL DATA

     The information presented under the caption "Selected Financial Data" on page F-1 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The information presented under the caption "Management's Discussion and Analysis" on pages F-2 through F-7 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

               ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     For quantitative and qualitative disclosures about market risk, see the Notes to Consolidated Financial Statements (Note 7) referenced in Item 8 of this report, and the information presented under the caption "Management's Discussion and Analysis - Liquidity and Capital Resources" on pages F-5 through F-7 of the 2001 Annual Report to Shareholders, incorporated herein by reference.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the registrant and subsidiaries contained on pages F-9 through F-25 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

     The supplementary data regarding quarterly results presented under the caption "Selected Quarterly Data" on page F-8 of the 2001 Annual Report to Shareholders is incorporated herein by reference.

             ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

     Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Annual Meeting of Cadmus Stockholders ("Proxy Statement") to be mailed to the Stockholders on or about October 8, 2001.

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the directors of the Registrant is contained on pages 6 through 9 of the Proxy Statement and is incorporated herein by reference.

Executive Officers

     For more information regarding the executive officers of Cadmus, see "Executive Officers of the Registrant" at the end of Part I of this report.

                        ITEM 11. EXECUTIVE COMPENSATION

     Information on Executive Compensation is contained on pages 12 through 21 of the Proxy Statement and is incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on Security Ownership of Certain Beneficial Owners and Management is contained on pages 2 through 4 of the Proxy Statement and is incorporated herein by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on Certain Relationships and Related Transactions is contained on page 12 of the Proxy Statement and is incorporated herein by reference.

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

(b) Reports on Form 8-K

     On April 3, 2001, the Company filed a Form 8-K that included a press release regarding the Company's announcement of additional actions taken to intensify its focus on the Company's core business and further reduce its exposure to the cyclical, highly priced competitive commercial print market.

     On May 3, 2001, the Company filed a Form 8-K that included the May 1, 2001 press release regarding fiscal 2001 third quarter financial results, as well as a copy of the remarks made from prepared notes on a conference call to analysts on the same date.

(c) Exhibits

     The Exhibits listed in the accompanying "Index of Exhibits" on pages 17 through 20 hereof are filed as a part of this report.

                                  Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28/th/ day of September, 2001.

                                    CADMUS COMMUNICATIONS CORPORATION

                                     /s/ Bruce V. Thomas
                                    --------------------
                                    Bruce V. Thomas
                                    President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 28th day of September 2001.

       Signature                                        Title
       ---------                                        -----
  /s/ BruceV. Thomas                          President, Chief Executive Officer and Director
  ----------------------------------          (Principal Executive Officer)
      Bruce V. Thomas

  /s/ Bruce G. Willis                         Vice President and Controller
  ----------------------------------          (Principal Financial and Accounting Officer)
      Bruce G. Willis

  */s/ Martina Bradford                       Director
  ----------------------------------
       Martina Bradford

  */s/ G. Waddy Garrett                       Director
  ----------------------------------
       G. Waddy Garrett

  */s/ Thomas C. Norris                       Chairman of the Board
  ----------------------------------
       Thomas C. Norris

       Nathu R. Puri                          Director
  ----------------------------------
       Nathu R. Puri

  */s/ John C. Purnell, Jr.                   Director
  ----------------------------------
       John C. Purnell, Jr.

  */s/ Jerry I. Reitman                       Director
  ----------------------------------
       Jerry I. Reitman

  */s/ Russell M. Robinson, II                Director
  ----------------------------------
       Russell M. Robinson, II

  */s/ James E. Rogers                        Director
  ----------------------------------
       James E. Rogers

  */s/ Wallace Stettinius                     Director
  ----------------------------------
       Wallace Stettinius

  */s/ David G. Wilson, Jr.                   Director
  ----------------------------------
       David G. Wilson, Jr.

  *By /s/ Bruce V. Thomas
  ----------------------------------
     Bruce V. Thomas
     Attorney-in-fact

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

    The Consolidated Balance Sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 2001 and 2000, and the related Consolidated Statements of Operations, Cash Flows, and Shareholders' Equity for each of the three years in the period ended June 30, 2001, including the notes thereto, are included on pages F-9 through F-25 of the Registrant's 2001 Annual Report to Shareholders and are incorporated herein by reference. With the exception of the information incorporated by reference in numbered items 5, 6, 7 and 8, no other data appearing in the 2001 Annual Report is deemed to be "filed" as part of this 10K. The following additional financial data should be read in conjunction with these consolidated financial statements.

                                                              Page
                                                              ----

Report of Independent Accountants on Schedule II.............  15


Financial Statement Schedules:  *

II -  Valuation and Qualifying Accounts......................  16

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

            Report of Independent Public Accountants on Schedule II


To the Shareholders and Board of Directors of Cadmus Communications Corporation

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Cadmus Communication Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 1, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP


Richmond, Virginia
August 1, 2001

                                                                     SCHEDULE II

                       CADMUS COMMUNICATIONS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                        (-------Additions--------)
Reserves and Allowances                  Charged to    Charged to
Deducted from Asset        Balance at    Costs and       Other                       Balance
Accounts: Allowance        Beginning       Other       Accounts-     Deductions-    at End of
for Doubtful Accounts      of Period      Expenses     Describe     Describe /(A)/   Period
---------------------      ----------     --------     ----------   --------------  ---------
Years Ended:
June 30, 1999                $2,575       $  384       1,140 /(B)/     $1,018         $3,081
June 30, 2000                 3,081        1,152       (629)/(C)/       1,257          2,347
June 30, 2001                 2,347          805       (826)/(D)/         585          1,741

(A)  Uncollectible accounts charged off, net of recoveries.
(B) Includes allowance for doubtful accounts purchase accounting adjustments for the fiscal 1999 acquisition of Mack Printing Company.
(C) Includes adjustments for the fiscal 2000 sale of Cadmus Direct Marketing and the shutdown of Cadmus Point of Purchase operations.
(D) Includes adjustments for the fiscal 2001 shutdown of Cadmus Graphic Solutions operations.

                                               (-------Additions------)
                                             Charged to         Charged to
                          Balance at         Costs and           Other                         Balance
                           Beginning           Other           Accounts-     Deductions-     at End of
Restructuring Reserves     of Period         Expenses           Describe    Describe/(E)/      Period
----------------------     ---------        ----------         ----------   ------------     ---------
Years Ended:
June 30, 1999                 $4,378         $    --            $    --         $ 4,378        $   --
June 30, 2000                    --           36,544                 --          33,840         2,704
June 30, 2001                 2,704           19,905                 --          16,356         6,253

(E)  Restructuring related charges to the reserve.

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

4.5 Senior Subordinated Notes due 2009, Series A and Series B Indenture dated June 1, 1999, among Cadmus Communications Corporation, Cadmus Journal Services, Inc., Washburn Graphics, Inc., American Graphics, Inc., Expert Graphics, Inc., Cadmus Direct Marketing, Inc., Three Score, Inc., Mack Printing Company, Port City Press, Inc., Mack Printing Group, Inc., Science Craftsman Incorporated, each of the Cadmus Communications Corporation's Restricted Subsidiaries that in the future executes a supplemental indenture in which such Restricted Subsidiary agrees to be bound by the terms of this Indenture as a Guarantor and First Union National Bank. (6)

     The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Company that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

10.1 Cadmus Executive Incentive Plan dated November 11, 1997. (7)

10.2 Cadmus Supplemental Executive Retirement Plan, as restated effective July 1, 1992. (8)

10.3 Cadmus 1984 Stock Option Plan. (9)

10.4 Cadmus 1992 Non-Employee Director Stock Compensation Plan. (10)

10.5 Cadmus 1997 Non-Employee Director Stock Compensation Plan, as amended through February 17, 2000. (11)

10.6 Cadmus 1990 Long Term Stock Incentive Plan, as amended effective May 9, 2001, filed herewith.

10.7 Cadmus Deferred Compensation Plan, as amended through February 16, 1996.
     (12)

10.8 Cadmus Non-Qualified Thrift Plan, as amended through March 26, 1997. (13)

10.11 Employee Retention Agreement dated as of July 1, 2000 between Cadmus Communications Corporation and Bruce V. Thomas, filed herewith.

10.15 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and David G. Wilson, Jr. (14)

10.17 Purchase and Sale Agreement dated as of October 26, 1999 between the Sellers (named herein), Cadmus Receivables Corp., and Cadmus Communications Corporation. (15)

10.18 Receivables Purchase Agreement dated as of October 26, 1999 among Cadmus Receivables Corp. (as seller), Cadmus Communications Corporation (as Master Servicer), Blue Ridge Asset Funding Corporation (as Purchaser), and Wachovia Bank N.A. (as the Agent). (16)

10.19 Retirement Agreement dated as of May 10, 2000 between Cadmus Communications Corporation and C. Stephenson Gillispie. (17)

10.20 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Wayne B. Luck. (18)

10.21 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Wayne T. Tennent. (19)

10.22 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Bruce G. Willis. (20)

10.23 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Robert A. Sadler. (21)

10.24 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and David J. Hajek. (22)

10.25 Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Gerald P. Lux, Jr. (23)

10.26 Amendment to Cadmus Supplemental Executive Retirement Plan, as restated, effective March 1, 1999. (24)

10.28 Series A Preferred Stock Purchase Agreement Between XYVISION Enterprises, Inc. and Cadmus Communications Corporation dated as of February 16, 2001.
       (25)

10.29 $105,000,000 Amended and Restated Credit Agreement dated as of July 21, 2001 among Cadmus Communications Corporation, the Banks listed therein, Bank of America, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent and Wachovia, N.A., as Agent. (26)

10.30 Swing Line Note pursuant to the Amended and Restated Credit Agreement dated as of June 21, 2001. (27)

10.31 Revolving Credit Note pursuant to the Amended and Restated Credit Agreement dated as of June 21, 2001. (28)

10.32 Employee Retention Agreement dated June 27, 2000 between Cadmus Communications Corporation and Joseph J. Ward, filed herewith.

10.33 Employee Retention Agreement dated June 27, 2000 between Cadmus Communications Corporation and Mark R. Ploucha, filed herewith.

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

2. Incorporated by reference to the Company's Current Report on Form 8-K dated April 1, 1999 (Commission File No. 0-12954.)

3. Incorporated by reference to the Company's Current Report on Form 8-K dated April 1, 1999 (Commission File No. 0-12954.)

4. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954).

5. Incorporated by reference to the Company's Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954).

6. Incorporated by reference to the Company's Registration Statement on Form S-4 (Commission File No. 333-83121).

7. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

8.     Incorporated by reference to the Company's Form SE dated September 25,
       1992.

9. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1985 (Commission File No. 0-12954).

10.    Incorporated by reference to the Company's Form SE dated September 25,
       1992.

11. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

12. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

13. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

14. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

15. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 31, 1999 (Commission File No. 0-12954).

16. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 31, 1999 (Commission File No. 0-12954).

17. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

18. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

19. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

20. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

21. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

22. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

23. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

24. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

25. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (Commission File No. 0-12954).

26. Incorporated by reference to the Company's Current Report on 8-K dated July 13, 2001 (Commission File No. 0-12954).

27. Incorporated by reference to the Company's Current Report on 8-K dated July 13, 2001 (Commission File No. 0-12954).

28. Incorporated by reference to the Company's Current Report on 8-K dated July 13, 2001 (Commission File No. 0-12954).


Copies of exhibits listed above may be obtained by writing to Stephen E. Hare, Executive Vice President and Chief Financial Officer, at 1801 Bayberry Court, Suite 200, Richmond, Virginia 23226.