Form 10-Q
period 2001-09-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2001-11-13
CIK 745274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   Form 10-Q

                                  -----------

(Mark One)

    (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2001

                            OR

    (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from         to
                                          -------    -------

                         Commission File Number 0-12954

                                 ------------

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

                                 ------------

               Registrant's telephone number, including area code:
                                 (804) 287-5680

                                 -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001.

             Class                          Outstanding at October 31, 2001
             -----                           -------------------------------
Common Stock, $.50 Par Value                             8,954,092

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                                                           Page Number
                                                                                                           -----------
Part I.      Financial Information

             Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets --                                                        3
                  September 30, 2001 (unaudited) and June 30, 2001

                  Condensed Consolidated Statements of Income (unaudited) --                                      4
                  Three Months Ended September 30, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows (unaudited) --                                  5
                  Three Months Ended September 30, 2001 and 2000

                  Condensed Consolidated Statements of Shareholders' Equity -                                     6
                  Three Months Ended September 30, 2001 and 2000

                  Notes to Condensed Consolidated Financial Statements (unaudited)                                7


             Item 2.      Management's Discussion and Analysis of Financial                                      10
                          Condition and Results of Operations

             Item 3.      Quantitative and Qualitative Disclosures about Market Risk                             14


Part II.     Other Information

             Item 6.      Exhibits and Reports on Form 8-K                                                       14

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                September 30,          June 30,
                                                                                    2001                 2001
                                                                               ----------------      --------------
                                                                                 (Unaudited)
ASSETS
Current assets:

   Cash and cash equivalents                                                 $         3,525        $      3,130
   Accounts receivable, net                                                           41,111              33,662
   Inventories                                                                        25,153              24,863
   Deferred income taxes                                                               4,731               5,690
   Prepaid expenses and other                                                          5,188               5,922
                                                                               ----------------      --------------
        Total current assets                                                          79,708              73,267

Property, plant, and equipment (net of accumulated depreciation
   of $131,736 at September 30, 2001 and $129,663 at June 30, 2001)                  133,711             138,002
Goodwill and other intangibles, net                                                  172,121             172,436
Other assets                                                                          14,063              13,723
                                                                               ----------------      --------------
TOTAL ASSETS                                                                 $       399,603        $    397,428
                                                                               ================      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                      $         2,562        $      2,572
   Accounts payable                                                                   38,686              28,021
   Accrued expenses and other current liabilities                                     32,375              32,580
   Restructuring reserve                                                               3,504               6,253
                                                                               ----------------      --------------
        Total current liabilities                                                     77,127              69,426

Long-term debt, less current maturities                                              175,629             180,415
Other long-term liabilities                                                           29,814              29,823
Deferred income taxes                                                                  7,248               8,206
                                                                               ----------------      --------------
        Total liabilities                                                            289,818             287,870

Shareholders' equity:
   Common stock ($.50 par value; authorized shares - 16,000,000 shares;
        issued and outstanding shares - 8,954,000 at
        September 30, 2001 and  8,938,000 June 30, 2001)                               4,477               4,469
   Capital in excess of par value                                                     67,507              67,363
     Retained earnings                                                                38,394              38,319
   Accumulated other comprehensive loss                                                 (593)               (593)
                                                                               ----------------      --------------
        Total shareholders' equity                                                   109,785             109,558
                                                                               ----------------      --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $       399,603        $    397,428
                                                                               ================      ==============

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                September 30,
                                                   -----------------------------------
                                                        2001                  2000
                                                   ---------------      --------------

Net sales                                        $      113,121      $       128,742
                                                   ---------------      --------------

Operating expenses:
    Cost of sales                                        93,817              103,893
    Selling and administrative                           13,435               14,326
    Restructuring and other charges                           -                  756
                                                   ---------------      --------------
                                                        107,252              118,975
                                                   ---------------      --------------

Operating income                                          5,869                9,767

Interest and other expenses:
    Interest                                              4,434                5,240
    Securitization costs                                    383                  760
    Other, net                                               72                  (82)
                                                   ---------------      --------------
                                                          4,889                5,918
                                                   ---------------      --------------

Income before income taxes                                  980                3,849

Income tax expense                                          458                1,598
                                                   ---------------      --------------

Net income                                       $          522      $         2,251
                                                   ===============      ==============


Earnings per share - basic:
    Net income per share                         $         .06       $          .25
                                                   ===============      ==============
    Weighted-average common shares
      outstanding                                         8,944                8,938
                                                   ===============      ==============

Earnings per share - diluted:
    Net income per share                         $         .06       $          .25
                                                   ===============      ==============
    Weighted-average common shares
      outstanding                                         9,009                8,940
                                                   ===============      ==============

Cash dividends per common share                  $         .05       $          .05
                                                   ===============      ==============

   See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                    -----------------------------
                                                                                        2001              2000
                                                                                    ------------      -----------
Operating Activities
Net income                                                                         $       522       $     2,251
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Depreciation and amortization                                                        6,337             6,596
    Restructuring charges                                                                    -               756
    Other, net                                                                              69             4,547
                                                                                    ------------      -----------

                                                                                         6,928            14,150
                                                                                    ------------      -----------
Changes in assets and liabilities, excluding debt and effects of acquisitions and dispositions:
   Accounts receivable, net                                                             (2,746)           (5,513)
   Inventories                                                                            (290)           (5,254)
   Accounts payable and accrued expenses                                                 9,667             7,941
   Restructuring payments                                                               (2,124)             (643)
   Pension payments                                                                        (22)           (3,562)
   Other, net                                                                              991            (1,795)
                                                                                    ------------      -----------
                                                                                         5,476            (8,826)
                                                                                    ------------      -----------
Net cash provided by operating activities                                               12,404             5,324
                                                                                    ------------      -----------

Investing Activities
Purchases of property, plant, and equipment                                             (2,334)           (3,217)
Proceeds from sales of property, plant, and equipment                                      635                 -
Net proceeds from divested businesses                                                        -             3,750
Other, net                                                                                   -                30
                                                                                    ------------      -----------
Net cash (used in) provided by investing activities                                     (1,699)              563
                                                                                    ------------      -----------

Financing Activities
Repayment of long-term borrowings                                                            -                (9)
Repayment of long-term revolving credit facility                                        (5,400)           (8,600)
Net payments on receivables securitization program                                      (4,615)           (1,300)
Dividends paid                                                                            (447)             (447)
Proceeds from exercise of stock options                                                    152                 -
                                                                                    ------------      -----------
Net cash used in financing activities                                                  (10,310)          (10,356)
                                                                                    ------------      -----------

Increase (decrease) in cash and cash equivalents                                           395            (4,469)

Cash and cash equivalents at beginning of period                                         3,130             6,411
                                                                                    ------------      -----------
Cash and cash equivalents at end of period                                         $     3,525       $     1,942
                                                                                    ============      ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


----------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                      Common Stock       Capital in                     Other
                                                Par       Excess of     Retained    Comprehensive
(in thousands)                        Shares   Value      Par Value     Earnings        Loss         Total
----------------------------------------------------------------------------------------------------------
Balance at June 30, 2000              8,938  $  4,469     $ 67,363      $  46,598   $    (488)  $  117,942
Net loss                                 --        --           --         (6,490)         --       (6,490)
Change in minimum pension liability,
  net of $55 in deferred taxes           --        --           --             --        (105)        (105)
                                                                                                ----------
     Comprehensive loss                                                                             (6,595)
                                                                                                ----------
Cash dividends - $.20 per share          --        --           --         (1,789)         --       (1,789)
----------------------------------------------------------------------------------------------------------
Balance at June 30, 2001              8,938     4,469       67,363         38,319        (593)     109,558
(the following data is unaudited)
Net income (and comprehensive income)                                         522          --          522
Cash dividends - $.05 per share          --        --           --           (447)         --         (447)
Net shares issued upon exercise
of stock options                         16         8          144             --          --          152
----------------------------------------------------------------------------------------------------------
Balance at September 30, 2001         8,954  $  4,477     $ 67,507      $  38,394   $    (593)  $  109,785
==========================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited consolidated financial statements of Cadmus Communications Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001.

     In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended September 30, 2001, are not necessarily indicative of results for the entire fiscal year.

     Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2. In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires companies to classify as revenues any shipping and handling fees billed to customers. Previously, shipping and postage revenues and shipping and postage expenses were included in cost of sales. All periods presented in the Condensed Consolidated Statements of Income have been reclassified to conform to the current quarter presentation. The adoption of this standard increased net sales and cost of sales by approximately $10.1 million and $13.0 million for the three months ended September 30, 2001 and 2000, respectively.

3. Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 65,000 and 0 for the three months ended September 30, 2001 and 2000, respectively.

4. Components of net inventories at September 30, 2001 and June 30, 2001, were as follows (in thousands):

                                                                    September 30,             June 30,
                                                                        2001                    2001
                                                                    -------------           ------------
                                                                     (unaudited)
     Raw materials and supplies                                     $      7,422              $   9,772
     Work in process                                                      16,396                 13,613
     Finished goods                                                        1,335                  1,478
                                                                    ------------            -----------
                                                                    $     25,153            $    24,863
                                                                    ============            ===========

5. The Company is focused around its Publication Services business, which provides products and services to both not-for-profit and commercial publishers in three primary product lines: STM journals, special interest and trade magazines, and books and directories. Publication Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services under the division names of Cadmus Professional Communications, CadmusMack, and Port City Press. In addition, the Company provides high quality specialty packaging, assembly, fulfillment and distribution, as well as creative marketing services.

     The accounting policies for the segments are the same as those described in
     Note 1 "Significant Accounting Policies" in the fiscal 2001 Annual Report on Form 10-K. The Company primarily evaluates the performance of its operating segments based on operating income, excluding amortization of goodwill, gains/losses on sales of assets, and restructuring charges. Intergroup sales are not significant. The Company manages income taxes on a consolidated basis.

     Summarized segment data is as follows:

-----------------------------------------------------------------------------------------------
                                                Publication           Other             Total
     (In thousands)                              Services           Services          Segments
-----------------------------------------------------------------------------------------------
     Three Months Ended September 30, 2001:
         Net sales                             $    99,586      $    13,535        $   113,121
         Operating income  (loss)                    9,231              (47)             9,184

     Three Months Ended September 30, 2000:
         Net sales                             $   112,150      $    16,592        $   128,742
         Operating income  (loss)                   13,737             (453)            13,284

     A reconciliation of segment data to consolidated data is as follows:

-----------------------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                                            September 30,
      (In thousands)                                                  2001              2000
-----------------------------------------------------------------------------------------------
     Earnings from operations:
     Reportable segment operating income                        $     9,184        $    13,284
     Amortization of goodwill                                        (1,246)            (1,303)
     Unallocated shared services and other expenses                  (2,009)            (1,489)
     Gain (loss) on sale of fixed assets                                (60)                31
     Restructuring and other charges                                     --               (756)
     Interest expense                                                (4,434)            (5,240)
     Securitization costs                                              (383)              (760)
     Other                                                              (72)                82
------------------------------------------------------------------------------------------------
     Income before income taxes                                 $       980        $     3,849
================================================================================================

5. The $3.5 million restructuring reserve at September 30, 2001, is comprised of the following from the fiscal 2001 and fiscal 2000 restructuring actions: $1.3 million for involuntary termination costs, $1.9 million for contract termination costs, and $0.3 million for other post closure shutdown costs. For the three-month period ended September 30, 2001, the company made severance payments totaling $1.1 million to approximately 120 associates, paid $0.8 million in contract termination costs and $0.2 million in other post closure shutdown costs.

6. Effective September 4, 2001, the Company entered into a fixed interest rate to floating interest rate swap agreement covering a notional amount of debt of $35.0 million. This swap was entered into to convert $35.0 million of the 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the bank has an option to terminate the agreement in fiscal 2004. The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread. The 6-month LIBOR rate is reset each December 1 and June 1. Based on the change in interest rates during the quarter, the interest rate swap agreement had a positive value to the Company of $0.6 million as of September 30, 2001. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," this amount is recorded in other assets with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets. The Company's strategy to effectively convert fixed rate financing to variable rate financing through the aforementioned swap agreement resulted in a $0.1 million reduction of interest expense for the three-month period ended September 30, 2001.

7. The Company reduced the purchase limit of its receivables securitization program to $45.0 million effective October 24, 2001. At September 30, 2001 and 2000, approximately $33.4 million and $43.0 million, respectively, of net accounts receivable had been sold by the Company's wholly-owned, bankruptcy-remote subsidiary to an unrelated third party purchaser and reflected as a reduction of accounts receivable, the proceeds of which were used to repay a corresponding amount of the Company's senior bank facility.

8. On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which significantly changed the accounting for goodwill and intangible assets. SFAS No. 142 requires the following:

     . Goodwill is no longer amortized over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Annual goodwill impairment losses will be classified as a component of income from continuing operations.

     . Acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. A recognized intangible asset shall be amortized over its useful life.

     The Company is currently evaluating the impact of adopting the new pronouncement effective July 1, 2002. Impairment losses, if any, recognized as a result of the transitional goodwill impairment test will be recognized as a cumulative effect of a change in accounting principle.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is required to and will adopt SFAS No. 143 in the first quarter of fiscal 2003. The Company does not expect adoption of this standard to have a significant effect on its consolidated results of operations or financial position.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is required to and will adopt SFAS No. 144 in the first quarter of fiscal 2003. The Company does not expect adoption of this standard to have a significant effect on its consolidated results of operations or financial position.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cadmus Communications Corporation ("Cadmus" or the "Company") provides integrated, end-to-end graphic communications services to professional publishers, not-for-profit societies and corporations. Cadmus is a leading provider of content management and production services to scientific, technical and medical ("STM") journal publishers, the fourth largest publications printer in North America, and a leading national provider of specialty packaging products and services.

The Company is focused around its Publication Services business, which provides products and services to both not-for-profit and commercial publishers in three primary product lines: STM journals, special interest and trade magazines, and books and directories. Publication Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services under the division names of Cadmus Professional Communications, CadmusMack, and Port City Press. In addition, the Company provides high quality specialty packaging, assembly, fulfillment and distribution, as well as creative marketing services.

RESULTS OF OPERATIONS
---------------------

The following table presents the major components from the Condensed Consolidated Statements of Income as a percent of net sales for the three months ended September 30, 2001 and 2000, respectively. In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires companies to classify as revenues any shipping and handling fees billed to customers. Previously, shipping and postage revenues and shipping and postage expenses were included in cost of sales. All periods presented in the Consolidated Statements of Income have been reclassified to conform to the current quarter presentation.

                                                         Three Months Ended
                                                           September 30,
                                                      2001               2000
                                                      ----               -----
Net sales                                           100.0%               100.0%
Cost of sales                                        82.9                 80.7
                                                    -----                -----
Gross profit                                         17.1                 19.3
Selling and administrative expenses                  11.9                 11.1
Restructuring and other charges                         -                  0.6
                                                    -----                -----
Operating income                                      5.2                  7.6
Interest expense                                      3.9                  4.1
Securitization costs                                  0.3                  0.6
Other expenses (income), net                          0.1                 (0.1)
                                                    -----                -----
Income before income taxes                            0.9                  3.0
Income tax expense                                    0.4                  1.2
                                                    -----                -----
Net income                                            0.5%                 1.8%
                                                    =====                =====

Sales
Sales for the first quarter of fiscal 2002 were $113.1 million, compared to $128.7 million in the first quarter of fiscal 2001. These amounts included shipping and postage fees billed to customers totaling $10.1 million and $13.0 million for the three months ended September 30, 2001 and 2000, respectively.

Excluding the impact of divested or closed operations in fiscal 2001, net sales declined 3% from $117.1 million in the prior year.

Publication Services (STM journal services, special interest magazines, and professional books and directories) sales for the first quarter of fiscal 2002 totaled $99.6 million, as compared to $112.2 million in the prior year. Adjusted for divested or closed operations in fiscal 2001, net sales in this segment declined 4% from $103.9 million in fiscal 2001, primarily due to a 9% reduction in special interest magazine revenues. The special interest magazine division continued to be adversely impacted by the general downturn in the economy and further declines in advertising pages as a result of the tragic events of September 11, 2001. In addition, this division experienced project delays and cancellations from its largely New York-based customers. STM journal services sales declined 2% from the prior year. Excluding shipping and postage revenues, sales remained flat as compared to fiscal 2001. The STM journal services division has remained largely resistant to the economic downturn; however, it also experienced a delay in some customer projects due to heavy concentrations of publishers in the New York and Washington, D.C. areas. Books and directories sales rose 7% in the first quarter of fiscal 2002, compared to the prior year.

Other Services sales totaled $13.5 million in the first quarter of fiscal 2002, as compared to $16.6 million in the same period of last year. Excluding the impact of divested and closed operations, net sales increased 3% from $13.2 million in the prior year, led by a 5% increase in sales from the Company's specialty packaging business. The increase in specialty packaging sales resulted primarily from expanding its product mix into pharmaceutical and other less economically cyclical markets.

Gross Profit
Gross profit decreased to 17.1% of net sales for the first quarter of fiscal 2002, compared to 19.3% for the same period of fiscal 2001. The margin decline reflected the decrease in sales volume coupled with continued pricing pressures from a consolidating customer base.

Selling and Administrative Expenses
Selling and administrative expenses, as a percentage of net sales, were 11.9% for the first quarter of fiscal 2002 compared to 11.1% in the same period of the prior year. The increase reflected the impact of costs relative to declining sales in fiscal 2002 and the effects in fiscal 2001 of a $0.8 million gain recognized under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities."

Restructuring and Other Charges
The Company recorded restructuring and other charges totaling $0.8 million ($0.4 million net of taxes) in the first quarter of fiscal 2001. These charges related to the final settlement of certain post-closing contingencies and other facility closure costs associated with the sale of the Company's Dynamic Diagrams subsidiary.

Operating Income
Operating income for the first quarter of fiscal 2002 was $5.9 million compared to $9.8 million in the corresponding period of fiscal 2001. Excluding restructuring and other charges, operating margins declined to 5.2% of net sales for the first quarter of fiscal 2002, down from 8.2% of net sales in the corresponding period of the prior year. This decrease was due primarily to lower sales volume and competitive price pressures across the business.

Interest and Other Expenses
Interest expense and securitization costs totaled $4.8 million for the first quarter of fiscal 2002, down from $6.0 million during the same period in fiscal 2001. The decrease was due primarily to lower debt levels in fiscal 2002, the favorable impact of the Company's receivables securitization program, and lower year-over-year short-term interest rates.

Income Taxes
The Company's effective income tax rate was 46.7% for the first quarter of fiscal 2002, compared to 41.5% in the first quarter of fiscal 2001. The increase in the effective tax rate is largely attributable to the impact of non-taxable goodwill amortization applied to a lower year-over-year taxable income base.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating Activities
Net cash provided by operating activities for the first three months of fiscal 2002 totaled $12.4 million, compared to $5.3 million for the first three months of fiscal 2001. This $7.1 million increase in cash flow was primarily attributable to reduced working capital requirements as a result of lower sales, a $3.6 million decrease in cash contributions to the Company's pension plan, and a $1.0 million Federal income tax refund. This increase was partially offset by a $1.5 million increase in restructuring payments made during fiscal 2002.

Investing Activities
Net cash used in investing activities was $1.7 million for the first three months of fiscal 2002, compared to $0.6 million provided by investing activities in the prior year. Capital expenditures in the first quarter of fiscal 2002 totaled $2.3 million, and included investments primarily in prepress equipment, new business and manufacturing systems and building improvements. Proceeds from the sale of property, plant and equipment totaled $0.6 million, and related primarily to the sale of a press at the Company's Charlotte facility. The Company estimates that capital expenditures for fiscal 2002 will be approximately $15 million.

Capital expenditures for the first quarter of fiscal 2001 totaled $3.2 million. Net proceeds from divested businesses totaled $3.8 million in the first quarter of fiscal 2001, and related to the sale of the Company's Dynamic Diagrams business.

Financing Activities
Net cash used in financing activities was $10.3 million for the first quarter of fiscal 2002 compared to $10.4 million in fiscal 2001. Cash provided by operating activities during the quarter was used to pay down $5.4 million on the Company's revolving credit facility, to make net payments of $4.6 million on its receivables securitization program, and to fund $0.4 million in dividend payments. Effective September 4, 2001, the Company entered into a fixed interest rate to floating interest rate swap agreement covering a notional amount of debt of $35.0 million. This swap was entered into to convert $35.0 million of the 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the bank has an option to terminate the agreement in fiscal 2004. The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread. The 6-month LIBOR rate is reset each December 1 and June 1. Based on the change in interest rates during the quarter, the interest rate swap agreement had a positive value to the Company of $0.6 million as of September 30, 2001. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," this amount is recorded in other assets with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets. The Company's strategy to effectively convert fixed rate financing to variable rate financing through the aforementioned swap agreement resulted in a $0.1 million reduction of interest expense for the three-month period ended September 30, 2001. The Company also received $0.2 million in proceeds from the exercise of stock options.

During the first quarter of fiscal 2001, the Company utilized cash provided by operating activities combined with existing cash balances at June 30, 2000, to pay down $8.6 million on its long-term revolving credit facility, to make net payments of $1.3 million on its receivables securitization program, and to fund $0.4 million in dividend payments.

Long-term debt at September 30, 2001, was $178.2 million, down $4.8 million from $183.0 million at June 30, 2001. The Company's debt to capital ratio was 61.9% at September 30, 2001, down from 62.6% at June 30, 2001, primarily due to the reduction in overall debt levels.

The primary cash requirements of the Company are for debt service, capital expenditures, and working capital. The primary sources of liquidity are cash flow provided by operations and unused capacity under its senior credit and receivables securitization facilities. The future operating performance and the ability to service or refinance the Company's debt depends on the ability to implement the business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company. The Company believes that these sources will provide sufficient liquidity and capital resources to meet its operating requirements for capital expenditures and working capital requirements.

The previous discussions contain forward-looking information, as defined by the Private Securities Litigation Reform Act of 1995, and, as such, are subject to risks and uncertainties that could cause actual results to differ materially. Potential risks and uncertainties include but are not limited to: (1) the overall economic environment, (2) the ability of the Company to develop and market new capabilities and services to take advantage of changes in the STM journals publishing process and the Company's content management business,
(3) continuing competitive pricing in the markets in which the Company competes,
(4) the loss of significant customers or the decrease in demand from existing customers, (5) the ability of the Company to continue to obtain improved efficiencies and lower overall production costs, (6) changes in the Company's product sales mix, (7) the impact of industry consolidation among key customers,
(8) the ability to successfully complete certain consolidation initiatives and effect other restructuring actions, and (9) the ability of the Company to operate profitably and effectively with high levels of indebtedness. The information included in this analysis is representative only on the date hereof, and the Company undertakes no obligation to update any forward-looking statements made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Except as noted below, there have been no material changes to the information concerning the Company's "Quantitative and Qualitative Disclosures about Market Risk" as previously reported in the Company's Report on Form 10-K for the year ended June 30, 2001. Additional information concerning the Company's quantitative and qualitative disclosures about market risk are included in Note 6 of the Notes to Consolidated Financial Statements and information presented under the caption "Management's Discussion and Analysis - Liquidity and Capital Resources" of the Company's report on Form 10-Q for the quarterly period ended September 30, 2001, incorporated herein by reference.

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.


              b)  Reports on Form 8-K:


                  On July 13, 2001, the Company filed a Form 8-K that included the July 11, 2001 press release regarding the Company's announcement of amendments to its bank revolving credit agreement.

                  On July 20, 2001, the Company filed a Form 8-K that included the July 18, 2001 press release regarding the appointment of Bruce G. Willis to serve as interim Chief Financial Officer.

                  On July 23, 2001, the Company filed a Form 8-K regarding the Board of Directors amendment of the Company's Bylaws. Pursuant to the amended Bylaws, a special meeting of the stockholders of the Company may be held upon the written request of one or more stockholders holding fifteen percent (15%) or more of the issued and outstanding capital stock of the Company.

                  On August 6, 2001, the Company filed a Form 8-K that included the August 2, 2001 press release regarding 2001 fourth quarter and year-end financial results, as well as a copy of the remarks made from prepared notes on a conference call to analysts on the same date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

        CADMUS COMMUNICATIONS CORPORATION


Date:   November 13, 2001


         /s/ Bruce V. Thomas
         -------------------
         Bruce V. Thomas
         President and Chief Executive Officer

Date:   November 13, 2001


         /s/ Stephen E. Hare
         -------------------
         Stephen E. Hare
         Executive Vice President, Chief Financial Officer, and Treasurer