Form 10-Q
period 2001-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2002-02-12
CIK 745274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    Form 10-Q

                                  ------------
(Mark One)

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 2001

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from __________ to


                        Commission File Number 000-12954
                        --------------------------------

                        CADMUS COMMUNICATIONS CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          Virginia                                                   54-1274108
------------------------                                        ---------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                         1801 Bayberry Court, Suite 200
                            Richmond, Virginia 23226
           (Address of principal executive offices including zip code)
           -----------------------------------------------------------

               Registrant's telephone number, including area code:
                                 (804) 287-5680
                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and( 2) has been subject to such
filing requirements for the past 90 days. Yes    X    No _____
                                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2002.

           Class                              Outstanding at January 31, 2002
           -----                              -------------------------------
Common Stock, $.50 Par Value                              8,954,092

                   CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                        INDEX

                                                                                                 Page Number
                                                                                                 -----------
Part I.      Financial Information

             Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets --                                          3
                  December 31, 2001 (unaudited) and June 30, 2001

                  Condensed Consolidated Statements of Income (unaudited) --                        4
                  Three and Six Months Ended December 31, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows (unaudited) --                    5
                  Six Months Ended December 31, 2001 and 2000

                  Condensed Consolidated Statements of Shareholders' Equity --
                  December 31, 2001 (unaudited) and June 30, 2001                                   6

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                                                       7

             Item 2.      Management's Discussion and Analysis of Financial                        11
                          Condition and Results of Operations

             Item 3.      Quantitative and Qualitative Disclosures about Market
                          Risk                                                                     15

Part II.     Other Information

             Item 6.      Exhibits and Reports on Form 8-K                                         16

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                December 31,           June 30,
                                                                                   2001                 2001
                                                                                ---------------     ------------
                                                                                 (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                 $         2,040        $      3,130
   Accounts receivable (net of allowance for doubtful accounts of
     $1,843 at December 31, 2001 and $1,741 at June 30, 2001)                         28,936              33,662
   Inventories                                                                        24,078              24,863
   Deferred income taxes                                                               3,631               5,690
   Prepaid expenses and other                                                          4,394               5,922
                                                                                ---------------     ------------

        Total current assets                                                          63,079              73,267

Property, plant, and equipment (net of accumulated depreciation
   of $132,317 at December 31, 2001 and $129,663 at June 30, 2001)                   129,295             138,002
Goodwill and other intangibles, net                                                  170,905             172,436
Other assets                                                                          13,484              13,723
                                                                                ---------------     ------------

TOTAL ASSETS                                                                 $       376,763        $    397,428
                                                                                ===============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                      $             -        $      2,572
   Accounts payable                                                                   43,582              28,021
   Accrued expenses                                                                   29,012              32,580
   Restructuring reserve                                                               2,196               6,253
                                                                                ---------------     ------------

        Total current liabilities                                                     74,790              69,426

Long-term debt, less current maturities                                              156,590             180,415
Other long-term liabilities                                                           28,520              29,823
Deferred income taxes                                                                  6,186               8,206
                                                                                ---------------     ------------

            Total liabilities                                                        266,086             287,870

Shareholders' equity:
  Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares-8,954,092 at
     December 31, 2001 and 8,937,592 at June 30, 2001)                                 4,477               4,469
  Capital in excess of par value                                                      67,507              67,363
  Retained earnings                                                                   39,286              38,319
  Accumulated other comprehensive loss                                                  (593)               (593)
                                                                                ---------------     ------------

      Total shareholders' equity                                                     110,677             109,558
                                                                                ---------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $       376,763        $    397,428
                                                                                ===============     ============

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended                    Six Months Ended
                                                                December 31,                         December 31,
                                                         ---------------------------          ---------------------------
                                                             2001          2000                  2001           2000
                                                         -------------  ------------          ------------   ------------
   Net sales                                            $   120,919    $   140,180           $    234,040   $    268,922
                                                         -------------  ------------          ------------   ------------

   Operating expenses:
       Cost of sales                                         99,185        115,741                193,002        219,634
       Selling and administrative                            14,800         13,886                 28,235         28,212
       Restructuring and other charges                            -          1,650                      -          2,406
                                                         -------------  ------------          ------------   ------------
                                                            113,985        131,277                221,237        250,252
                                                         -------------  ------------          ------------   ------------

   Operating income                                           6,934          8,903                 12,803         18,670
                                                         -------------  ------------          ------------   ------------

   Interest and other expenses:
       Interest                                               4,006          4,901                  8,440         10,141
       Securitization costs                                     309            810                    692          1,570
       Other, net                                                86             13                    158            (69)
                                                         -------------  ------------          ------------   ------------
                                                              4,401          5,724                  9,290         11,642
                                                         -------------  ------------          ------------   ------------

   Income before income taxes                                 2,533          3,179                  3,513          7,028

   Income tax expense                                         1,193          1,319                  1,651          2,917
                                                         -------------  ------------          ------------   ------------

   Net income                                           $     1,340    $     1,860           $      1,862   $      4,111
                                                         =============  ============          ============   ============



   Earnings per common share                            $       .15    $       .21           $        .21   $        .46
                                                         =============  ============          ============   ============
   Weighted-average common shares
         outstanding                                          8,954          8,938                  8,949          8,938
                                                         =============  ============          ============   ============


   Earnings per common share - assuming dilution        $       .15    $       .21           $        .21   $        .46
                                                         =============  ============          ============   ============
   Weighted-average common shares
         outstanding                                          8,995          8,938                  9,002          8,938
                                                         =============  ============          ============   ============


   Cash dividends per common share                      $       .05    $       .05           $        .10   $        .10
                                                         =============  ============          ============   ============

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                    -----------------------------
                                                                                       2001              2000
                                                                                    ------------      -----------
Operating Activities
Net income                                                                         $     1,862       $     4,111
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                                       12,669            13,159
    Restructuring and other charges                                                          -             2,406
    Other, net                                                                              26             2,244
                                                                                    ------------      -----------

                                                                                        14,557            21,920
                                                                                    ------------      -----------
Changes in assets and liabilities, excluding debt and effects of acquisitions and dispositions:
   Accounts receivable, net                                                              2,736           (11,249)
   Inventories                                                                             785            (4,723)
   Accounts payable and accrued expenses                                                11,159             9,631
   Restructuring payments                                                               (3,536)           (1,974)
   Pension payments                                                                        (95)           (4,275)
   Other, net                                                                              634            (1,219)
                                                                                    ------------      -----------

                                                                                        11,683           (13,809)
                                                                                    ------------      -----------

Net cash provided by operating activities                                               26,240             8,111
                                                                                    ------------      -----------

Investing Activities
Purchases of property, plant, and equipment                                             (4,670)           (8,460)
Proceeds from sales of property, plant, and equipment                                    1,977             3,108
Net proceeds from divested businesses                                                        -             3,899
Other, net                                                                                   -              (783)
                                                                                    ------------      -----------

Net cash used in investing activities                                                   (2,693)           (2,236)
                                                                                    ------------      -----------

Financing Activities
Net proceeds from sale of accounts receivable                                            2,078             2,600
Repayment of long-term revolving credit facility                                       (23,400)          (13,200)
Repayment of long-term borrowings                                                       (2,572)              (17)
Dividends paid                                                                            (895)             (894)
Proceeds from exercise of stock options                                                    152                 -
                                                                                    ------------      -----------

Net cash used in financing activities                                                  (24,637)          (11,511)
                                                                                    ------------      -----------

Decrease in cash and cash equivalents                                                   (1,090)           (5,636)

Cash and cash equivalents at beginning of period                                         3,130             6,411
                                                                                    ------------      -----------

Cash and cash equivalents at end of period                                         $     2,040       $       775
                                                                                    ============      ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

---------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                          Capital in                    Other
                                       Common Stock       Excess of     Retained    Comprehensive
                                      Shares   Amount     Par Value     Earnings    Income (Loss)     Total
---------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000              8,938   $ 4,469     $ 67,363      $ 46,598    $   (488)     $  117,942
Net loss                                 --        --           --        (6,490)         --          (6,490)
Change in minimum pension liability      --        --           --            --        (105)           (105)
                                                                                                  ----------
     Comprehensive loss                                                                               (6,595)
                                                                                                  ----------
Cash dividends - $.20 per share          --        --           --        (1,789)         --          (1,789)
---------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001              8,938     4,469       67,363        38,319        (593)        109,558
(the following data is unaudited)
Net income (and comprehensive income)                                      1,862          --           1,862
Cash dividends - $.10 per share          --        --           --          (895)         --            (895)
Net shares issued upon exercise
  of stock options                       16         8          144            --          --             152
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001          8,954  $  4,477     $ 67,507      $ 39,286   $    (593)     $  110,677
===============================================================================================================


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

     In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended December 31, 2001, are not necessarily indicative of results for the entire fiscal year.

     Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2. In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires companies to classify as revenues any shipping and handling fees billed to customers. Previously, shipping and postage revenues and shipping and postage expenses were included in cost of sales. All periods presented in the Condensed Consolidated Statements of Income have been reclassified to conform to the current year presentation. The adoption of this standard increased net sales and cost of sales by approximately $10.4 million and $14.2 million for the quarter ended December 31, 2001 and 2000, respectively, and $20.6 million and $27.2 million for the six months ended December 31, 2001 and 2000, respectively.

3. Earnings per common share is computed on the basis of weighted-average common shares outstanding from the date of issue. Earnings per common share assuming dilution is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) for the three and six months ended December 31, 2001 were 41,000 and 53,000, respectively. There were no incremental shares for dilutive stock options for either the three months or for the six months ended December 31, 2000.

4. Components of inventories at December 31, 2001 and June 30, 2001, were as follows (in thousands):

                                           December 31,          June 30,
                                               2001               2001
                                           -------------      ------------
     Raw materials and supplies            $      8,127        $    9,772
     Work in process                             14,387            13,613
     Finished goods                               1,564             1,478
                                           -------------      ------------
                                           $     24,078        $   24,863
                                           =============      ============


5. The Company is focused around its Publication Services business, which provides products and services to both not-for-profit and commercial publishers in three primary product lines: scientific, technical and medical ("STM") journals, special interest and trade magazines, and books and directories. Publication Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services under the division names of Cadmus Professional

     Communications, CadmusMack, and Port City Press. In addition, the Company provides high quality specialty packaging, assembly, fulfillment and distribution services.

     The accounting policies for the segments are the same as those described in
     Note 1 "Significant Accounting Policies" in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001. The Company primarily evaluates the performance of its operating segments based on operating income, excluding amortization of goodwill, gains/losses on sales of assets, and restructuring charges. Intergroup sales are not significant. The Company manages income taxes on a consolidated basis.

     Summarized group data is as follows:
     ----------------------------------------------------------------------------------------------
                                               Publication         Other
     (In thousands)                              Services         Services            Total
     ----------------------------------------------------------------------------------------------
     Three Months Ended December 31, 2001:
         Net sales                             $  101,307         $  19,612         $ 120,919
         Operating income                          10,702               480            11,182

     Three Months Ended December 31, 2000:
         Net sales                             $  118,059         $  22,121         $ 140,180
         Operating income                           11,941            1,074            13,015


     Six Months Ended December 31, 2001:
         Net sales                             $  200,893         $  33,147         $ 234,040
         Operating income                          19,933               433            20,366

     Six Months Ended December 31, 2000:
         Net sales                             $  230,209         $  38,713         $ 268,922
         Operating income                          25,678               621            26,299


     A reconciliation of group data to consolidated data is as follows:

                                                    Three Months Ended              Six Months Ended
                                                        December 31,                   December 31,
                                                  -------------------------      -------------------------
     (In thousands)                                  2001           2000            2001          2000
                                                  ------------   ----------      -----------   -----------
     Earnings from operations:
     Reportable group operating income            $    11,182    $   13,015      $   20,366    $   26,299
     Amortization of goodwill                          (1,215)       (1,292)         (2,461)       (2,595)
     Unallocated shared services and other
       expenses                                        (2,681)       (1,213)         (4,690)       (2,702)
     Gain (loss) on sale of fixed assets                 (352)           43            (412)           74
     Restructuring and other charges                        -        (1,650)              -        (2,406)
                                                  -----------    ----------      ----------    ----------
       Total operating income                           6,934         8,903          12,803        18,670
     Interest expense, net                             (4,006)       (4,901)         (8,440)      (10,141)
     Securitization costs                                (309)         (810)           (692)       (1,570)
     Other                                                (86)          (13)           (158)           69
                                                  -----------    ----------     ----------    ----------
     Income before income taxes                   $     2,533    $    3,179      $    3,513    $    7,028
                                                  -----------    ----------     ----------    ----------

6. The Company recorded restructuring and other charges totaling $1.7 million ($1.0 million net of taxes) in the second quarter of fiscal 2001. These charges related to the final settlement of certain post-closing contingencies and other facility closure costs associated with the sale of its Dynamic Diagrams subsidiary. Restructuring and other charges related to the sale of Dynamic Diagrams totaled $2.4 million ($1.4 million net of taxes) for the first six months of fiscal 2001.

     The $2.2 million restructuring reserve balance at December 31, 2001, was comprised of the following from fiscal 2001 and fiscal 2000 restructuring actions: $0.9 million for involuntary termination costs for approximately 80 associates, $1.0 million for contract termination costs and $0.3 million for other post closure shutdown costs. For the six-month period ended December 31, 2001, the Company made severance payments totaling $1.4 million to approximately 130 associates, paid $1.8 million in contract termination costs and $0.3 million in other post closure shutdown costs. Restructuring actions are expected to be substantially completed by June 30, 2002.

7. In September 2001, the Company entered into a fixed interest rate to floating interest rate swap agreement covering a notional amount of debt of $35.0 million. This swap was entered into to convert $35.0 million of the 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the counterparty to the swap agreement has an option to terminate the agreement in fiscal 2004. The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 1 and June 1. Based on the change in rates during the quarter, the interest rate swap agreement had a fair market value to the Company of negative $0.4 million as of December 31, 2001. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," this swap qualifies as a hedge against the debt. Therefore, its value is recorded in other liabilities with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets. The change in value of the swap has no impact on earnings. The Company's strategy to effectively convert fixed rate financing to variable rate financing through the aforementioned swap agreement resulted in a reduction of interest expense of $0.1 million and $0.2 million for the three and six-month periods ended December 31, 2001, respectively.

8. At December 31, 2001 and 2000, approximately $40.1 million and $46.9 million, respectively, of net accounts receivable had been sold by the Company's wholly-owned, bankruptcy-remote subsidiary to an unrelated third party purchaser under the Company's securitization program and reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable, the proceeds of which were used to repay a corresponding amount of the Company's senior bank facility.

9. On January 24, 2002 the Company sold its Atlanta-based Cadmus Creative Marketing division to Emergence, Inc., a strategic consultancy headquartered in Richmond, Virginia. Cash proceeds from the sale will be used to reduce debt. In connection with this sale, the Company will record an after-tax loss on disposal of discontinued operations of approximately $1.0 million in the third quarter of fiscal 2002.

10. On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which changed the accounting for goodwill and intangible assets. SFAS No. 142 requires that goodwill no longer be amortized. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Annual goodwill impairment losses will be classified as a component of income from continuing operations.

     The Company is required to adopt the new pronouncement on July 1, 2002 and perform a fair market valuation analysis of goodwill as of the same date. The Company expects to perform this valuation and identify whether an impairment exists under the new pronouncement by the end of the first quarter of fiscal 2003. Impairment losses, if any, as a result of the adoption, will be recognized as a cumulative effect of a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is required to and will adopt SFAS No. 143 in the first quarter of fiscal 2003. The Company does not expect adoption of this standard to have a significant effect on its consolidated results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Early adoption is allowed. The Company will adopt SFAS No. 144 in the third quarter of fiscal 2002. The Company does not expect adoption of this standard to have a significant effect on its consolidated results of operations or financial position. Under the new pronouncement, the Company's Atlanta-based Cadmus Creative Marketing division will be reclassified as a discontinued operation.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------
Headquartered in Richmond, Virginia, Cadmus Communications Corporation ("Cadmus" or the "Company") provides end-to-end, integrated graphic communications services to professional publishers, not-for-profit societies and corporations. Cadmus is the largest provider of content management and production services to scientific, technical and medical ("STM") journal publishers in the world, the fourth largest publications printer in North America, and a leading national provider of specialty packaging products and services.

The Company is focused around its Publication Services business, which provides products and services to both not-for-profit and commercial publishers in three primary product lines: STM journals, special interest and trade magazines, and books and directories. Publication Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services under the division names of Cadmus Professional Communications, CadmusMack, and Port City Press. In addition, the Company provides high quality specialty packaging, assembly, fulfillment and distribution services.

RESULTS OF OPERATIONS
---------------------
The following table presents the major components from the Condensed Consolidated Statements of Income as a percent of net sales for the three and six-month periods ended December 31, 2001 and 2000, respectively. In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires companies to classify as revenues any shipping and handling fees billed to customers. Previously, shipping and postage revenues and shipping and postage expenses were included in cost of sales. All periods presented in the Condensed Consolidated Statements of Income have been reclassified to conform to the current year presentation.

                                                           Three Months Ended               Six Months Ended
                                                              December 31,                    December 31,
                                                        -------------------------        ----------------------
                                                          2001           2000              2001         2000
                                                        ----------     ----------        ----------   ---------
    Net sales                                             100.0%         100.0%            100.0%      100.0%
    Cost of sales                                          82.0           82.5              82.5        81.7
                                                        ----------     ----------        ----------   ---------
    Gross profit                                           18.0           17.5              17.5        18.3
    Selling and administrative expenses                    12.2            9.9              12.0        10.5
    Restructuring and other charges                           -            1.2                 -         0.9
                                                        ----------     ----------        ----------   ---------
    Operating income                                        5.8            6.4               5.5         6.9
    Interest expense                                        3.3            3.5               3.6         3.7
    Securitization costs                                    0.3            0.6               0.3         0.6
    Other, net                                              0.1              -               0.1           -
                                                        ----------     ----------        ----------   ---------
    Income before income taxes                              2.1            2.3               1.5         2.6
    Income tax expense                                      1.0            1.0               0.7         1.1
                                                        ----------     ----------        ----------   ---------
    Net income                                              1.1%           1.3%              0.8%        1.5%
                                                        ==========     ==========        ==========   =========

Net sales

Net sales for the second quarter of fiscal 2002 were $120.9 million, compared to $140.2 million in the same period last year. These amounts included shipping and postage fees billed to customers totaling $10.4 million and $14.2 million for the three months ended December 31, 2001 and 2000, respectively. Excluding the impact of operations that were divested or closed in fiscal 2001, net sales were $128.6 million in the second quarter of fiscal 2001. Net sales for the first six months of fiscal 2002 totaled $234.0 million compared to $268.9 million for the same period of fiscal 2001. These amounts included shipping and postage fees billed to customers totaling $20.6 million and $27.2 million for the six months ended December 31, 2001 and 2000, respectively. Excluding the impact of operations that were divested or closed in fiscal 2001, net sales were $245.7 million for the first six months of fiscal 2001. The decline in net sales for the three and six-month periods ended December 31, 2001, compared to the same periods in the prior year, was primarily attributable to lower special interest magazine revenues.

Net sales in the Publication Services segment, which includes the STM journal, special interest magazine, and books and directories businesses, were $101.3 million in the second quarter of fiscal 2002, compared to $118.1 million in the comparable period of the prior year. Excluding the impact of operations that were divested or closed in fiscal 2001, net sales for the Publication Services segment declined 7% in the second quarter of fiscal 2002, primarily as a result of a 13% decline in special interest magazine net sales. The decrease in special interest magazine net sales was due to continued reduction in advertising pages as a result of the overall weakened economy. The STM and professional books and directories businesses experienced moderate declines in net sales of 2% and 3%, respectively, in the second quarter of fiscal 2002 as a result of volume and pricing pressures and the impact of changes in the amounts of shipping and handling charges billed to customers. For the six months ended December 31, 2001, net sales in the Publication Services segment were $200.9 million compared to $230.2 million in the corresponding period of the prior year. Excluding the impact of operations that were divested or closed in fiscal 2001, net sales for the Publication Services segment declined 6% for the six-month period ended December 31, 2001 from the comparable period of the prior year, due primarily to lower special interest magazine net sales.

In the Other Services segment, net sales were $19.6 million and $33.1 million for the three and six-month periods ended December 31, 2001, respectively, compared to $22.1 million and $38.7 million in corresponding periods of the prior year. Excluding operations that were divested or closed in fiscal 2001, net sales for this segment increased by 1% and 2% for the three and six-month periods ended December 31, 2001, respectively, compared to the prior year.

Gross Profit

Gross profit increased to 18.0% of net sales for the second quarter of fiscal 2002, compared to 17.5% of net sales in fiscal 2001, and decreased to 17.5% of net sales for the first six months of fiscal 2002, compared to 18.3% of net sales for the same period of fiscal 2001. The margin improvement for the quarter was primarily attributable to the impact of operations that were divested or closed in fiscal 2001. The margin decline for the six months ended December 31, 2001 compared to the corresponding period of the prior year, reflected decreased sales volume in addition to continued pricing pressures.

Selling and Administrative Expenses

Selling and administrative expenses increased to 12.2% of net sales for the second quarter of fiscal 2002, compared to 9.9% for the same period of the prior year. For the first six months of fiscal 2002, selling and administrative expenses were 12.0% of net sales compared to 10.5% of net sales in the corresponding period of the prior year. The increased ratios reflected the impact of costs relative to declining sales in fiscal 2002 and the effects in fiscal 2001 of i) a $0.7 million gain recognized under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" and ii) a $0.5 million gain resulting from the demutualization of one of the Company's insurance providers. Excluding these special one-time gains, selling and administrative expenses would have been 10.7% and 11.2% of net sales for the three and six-month periods ended December 31, 2000, respectively.

Restructuring and Other Charges

The Company recorded restructuring and other charges totaling $1.7 million ($1.0 million net of taxes) in the second quarter of fiscal 2001. These charges related to the final settlement of certain post-closing contingencies and other facility closure costs associated with the sale of its Dynamic Diagrams subsidiary. Restructuring and other charges related to the sale of Dynamic Diagrams totaled $2.4 million ($1.4 million net of taxes) for the first six months of fiscal 2001.

The $2.2 million restructuring reserve balance at December 31, 2001, was comprised of the following from fiscal 2001 and fiscal 2000 restructuring actions: $0.9 million for involuntary termination costs for approximately 80 associates, $1.0 million for contract termination costs and $0.3 million for other post closure shutdown costs. For the six-month period ended December 31, 2001, the Company made severance payments totaling $1.4 million to approximately 130 associates, paid $1.8 million in contract termination costs and $0.3 million in other post closure shutdown costs. Restructuring actions are expected to be substantially completed by June 30, 2002.

Operating Income

Operating income totaled $6.9 million and $12.8 million for the three and six months ended December 31, 2001, respectively, compared to $8.9 million and $18.7 million in the comparable periods of the prior year. Excluding restructuring and other charges, operating income declined to 5.8% of net sales for the second quarter of fiscal 2002, compared to 7.5% in the prior year. For the six months ended December 31, 2001, operating income declined to 5.5% of net income compared to 7.8% in the prior year, excluding restructuring and other charges. Continued reduction in advertising pages as a result of the overall weakened economy and pricing pressures were contributing factors to these declines, especially for special interest magazines.

Interest and Other Expenses

Interest expense and securitization costs in the second quarter of fiscal 2002 declined to $4.3 million compared to $5.7 million in the prior year. For the first six months of fiscal 2002, interest expense and securitization costs declined to $9.1 million from $11.7 million in the prior year. The decrease in interest expense was due to lower debt levels and lower year-over-year short-term interest rates.

Income Taxes

The Company's effective income tax rate was 47% for the second quarter and first six months of fiscal 2002. In the prior year, the Company's effective income tax rate was 41.5% for both the second quarter and first six months. The increase in the effective tax rate is largely attributable to the impact of non tax-deductible goodwill amortization applied to a lower year-over-year taxable income base.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating Activities

Net cash provided by operating activities for the first six months of fiscal 2002 totaled $26.2 million, compared to $8.1 million in fiscal 2001. This $18.1 million increase was primarily attributable to reduced working capital requirements as a result of lower net sales, a $4.2 million decrease in cash contributions to the Company's pension plan, and a $1.0 million Federal income tax refund. This increase was partially offset by a $1.6 million increase in restructuring payments made during fiscal 2002.

Investing Activities

Net cash used in investing activities was $2.7 million for the first six months of fiscal 2002 compared to $2.2 million in the prior year. Capital expenditures for the first six months of fiscal 2002 totaled $4.7 million compared to $8.5 million for the corresponding period of the prior year, and included investments primarily in digital prepress equipment, new business and manufacturing systems, and building improvements. Reported capital expenditures do not reflect the impact of transferred and redeployed production equipment as a result of the Company's consolidation of its operations in fiscal 2001. Proceeds from the sale of property, plant and equipment in fiscal 2002 totaled $2.0 million, and related primarily to the sale of a composition facility located in Akron, Pennsylvania and a press at the Company's Charlotte facility.

Proceeds from the sale of property, plant and equipment of $3.1 million in fiscal 2001 related primarily to the sale of a press and building related to the Company's former point of purchase business. Net proceeds from divested businesses totaled $3.9 million in fiscal 2001 and related to the sale of the Company's Dynamic Diagrams business.

The Company estimates that capital expenditures for fiscal 2002 will be approximately $15 million.

Financing Activities

Net cash used in financing activities was $24.6 million for the first six months of fiscal 2002 compared to $11.5 million for the first six months of fiscal 2001. Cash provided by operating activities was used to pay down $23.4 million on the Company's revolving credit facility, to pay off a $2.6 million mortgage on the Company's Lancaster facility, and to fund $0.9 million in dividend payments. The Company also received $2.1 million in net proceeds from the sale of accounts receivable and $0.2 million in proceeds from the exercise of stock options.

In September 2001, the Company entered into a fixed interest rate to floating interest rate swap agreement covering a notional amount of debt of $35.0 million. This swap was entered into to convert $35.0 million of the 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the counterparty to the swap agreement has an option to terminate the agreement in fiscal 2004. The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 1 and June 1. Based on the change in rates during the quarter, the interest rate swap agreement had a fair market value to the Company of negative $0.4 million as of December 31, 2001. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," this swap qualifies as a hedge against the debt. Therefore, its value is recorded in other liabilities with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets. The change in value of the swap has no impact on earnings. The Company's strategy to effectively convert fixed rate financing to variable rate financing through the aforementioned swap agreement resulted in a reduction of interest expense of $0.1 million and $0.2 million for the three and six-month periods ended December 31, 2001, respectively.

For the six months ended December 31, 2000, the Company utilized cash provided by operations to pay down $13.2 million in debt and to fund $0.9 million in dividend payments. Net proceeds from the sale of accounts receivable totaled $2.6 million.

Long-term debt at December 31, 2001, was $156.6 million, down $26.4 million from $183.0 million at June 30, 2001. The Company's debt to capital ratio, defined as long-term debt as a percentage of total long-term debt plus total shareholders' equity, was 58.6% at December 31, 2001, down from 62.6% at June 30, 2001, primarily due to the reduction in overall debt.

At December 31, 2001 and 2000, approximately $40.1 million and $46.9 million, respectively, of net accounts receivable had been sold by the Company's wholly-owned, bankruptcy-remote subsidiary to an unrelated third party purchaser under the Company's securitization program and reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable, the proceeds of which were used to repay a corresponding amount of the Company's senior bank facility. If the market for the sale of the Company's accounts receivable under its securitization program were not available, the Company would have to rely on additional available borrowings under its senior credit facility.

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

Statements contained in this report relating to Cadmus' future prospects and performance are "forward-looking statements" that are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied by such statements. Discussion of factors that could cause actual results to differ materially from management's projections, forecasts, estimates and expectations may include factors that are beyond the Company's ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants. Other potential risks and uncertainties include but are not limited to: (1) the overall economic environment in North America, (2) our ability to develop and market new capabilities and services to take advantage of technology changes in the publishing process, especially for scientific, technical and medical journals, (3) significant price pressure in the markets in which we compete, (4) the loss of significant customers or the decrease in demand from customers, (5) our ability to continue to obtain improved efficiencies and lower production costs, (6) adverse changes in our product sales mix, (7) the impact of industry consolidation among key customers, (8) our ability to successfully complete certain consolidation initiatives and effect other restructuring actions, and
(9) our ability to operate profitably and effectively with high levels of indebtedness. Other risk factors are detailed from time to time in our Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made therein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Except as noted below, there have been no material changes to the information concerning the Company's "Quantitative and Qualitative Disclosures about Market Risk" as previously reported in the Company's Report on Form 10-K for the year ended June 30, 2001. Additional information concerning the Company's quantitative and qualitative disclosures about market risk is included in Note 7 of the Notes to Consolidated Financial Statements, and under the caption "Management's Discussion and Analysis - Liquidity and Capital Resources" in this report on Form 10-Q for the quarterly period ended December 31, 2001, which information is incorporated herein by reference.

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

    (a) At the 2001 Annual Meeting of Shareholders of the Company ("Annual Meeting") held on November 8, 2001, 7,927,062 shares of the Company's outstanding common stock were present in person or by proxy and entitled to vote.

    (b) At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

         (1) Election of Class I Director. The nominee for director was elected,
             ----------------------------
             having received the following vote:

                 Nominee                        For            Withheld
                 -------                        ---            --------
             John C. Purnell, Jr.            7,515,420          411,642

             Election of Class III Directors.  The nominees for director were
             -------------------------------
             elected, having received the following vote:

                 Nominee                        For            Withheld
                 -------                        ---            --------
             Martina L. Bradford             7,510,962          416,100
             Russell M. Robinson, II         7,412,144          514,918
             James E. Rogers                 7,511,034          416,028

         Directors who will serve until the 2002 Annual Meeting include Nathu R. Puri, John C. Purnell, Jr., Jerry I. Reitman and Wallace Stettinius.

         Directors who will serve until the 2003 Annual Meeting include G. Waddy Garrett, Bruce V. Thomas and Thomas C. Norris.

         Directors who will serve until the 2004 Annual Meeting include Martina
         L. Bradford, Russell M. Robinson, II and James E. Rogers.

         (2) Ratification of designation of Arthur Andersen LLP as independent
             -----------------------------------------------------------------
             public accountants for current fiscal year. Designation of the
             ------------------------------------------
             auditors was ratified, having received the following vote:

              For:                           7,580,917
              Against:                         342,691
              Abstain:                           3,454
              Broker Non-vote:                     ---


Item 6.      Exhibits and Reports on Form 8-K

             b)  Reports on Form 8-K:

                 On October 31, 2001, the Company filed a Form 8-K that included the October 30, 2001 press release regarding Fiscal 2002 first quarter financial results, as well as a copy of the remarks made from prepared notes on a conference call to analysts on the same date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

         CADMUS COMMUNICATIONS CORPORATION


Date:   February 12, 2002


         /s/ Bruce V. Thomas
         -------------------
         Bruce V. Thomas
         President and Chief Executive Officer

Date:   February 12, 2002


         /s/ Stephen E. Hare
         -------------------
         Stephen E. Hare
         Executive Vice President, Chief Financial Officer and Treasurer