Form 10-Q
period 2002-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2002-05-14
CIK 745274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    Form 10-Q

                                  ------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from         to
                                               -------

                        Commission File Number 000-12954

                                   ----------

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

                                   ----------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002.

             Class                                 Outstanding at April 30, 2002
             -----                                 -----------------------------
Common Stock, $.50 Par Value                                8,975,092

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                                                       Page Number
                                                                                                       -----------
Part I.    Financial Information

           Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets --                                                     3
                March 31, 2002 (unaudited) and June 30, 2001

                Condensed Consolidated Statements of Income (unaudited) --                                   4
                Three and Nine Months Ended March 31, 2002 and 2001

                Condensed Consolidated Statements of Cash Flows (unaudited) --                               5
                Nine Months Ended March 31, 2002 and 2001

                Condensed Consolidated Statements of Shareholders' Equity --
                March 31, 2002 (unaudited) and June 30, 2001                                                 6

                Notes to Condensed Consolidated Financial Statements (unaudited)                             7

           Item 2.   Management's Discussion and Analysis of Financial                                      11
                     Condition and Results of Operations

           Item 3.   Quantitative and Qualitative Disclosures about Market Risk                             18

Part II.   Other Information

           Item 1.   Legal Proceedings                                                                      18

           Item 6.   Exhibits and Reports on Form 8-K                                                       18

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                   March 31,     June 30,
                                                                     2002         2001
                                                                  -----------   ---------
                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                       $  1,643     $  3,130
   Accounts receivable, net of allowance for doubtful accounts       30,034       33,662
   Inventories                                                       19,654       24,863
   Deferred income taxes                                              3,641        5,690
   Prepaid expenses and other                                         4,461        5,922
                                                                   --------     --------

      Total current assets                                           59,433       73,267

Property, plant, and equipment (net of accumulated depreciation
   of  $131,350 at March 31, 2002 and $129,663 at June 30, 2001)    126,088      138,002
Goodwill and other intangibles, net                                 168,804      172,436
Other assets                                                         13,217       13,723
                                                                   --------     --------

TOTAL ASSETS                                                       $367,542     $397,428
                                                                   ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                            $     --     $  2,572
   Accounts payable                                                  36,293       28,021
   Accrued expenses                                                  29,392       32,580
   Restructuring reserves                                             1,815        6,253
                                                                   --------     --------
      Total current liabilities                                      67,500       69,426

Long-term debt, less current maturities                             153,108      180,415
Other long-term liabilities                                          28,845       29,823
Deferred income taxes                                                 7,321        8,206
                                                                   --------     --------

      Total liabilities                                             256,774      287,870
                                                                   --------     --------

Shareholders' equity:
   Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares-8,975,092 at
      March 31, 2002 and 8,937,592 at June 30, 2001)                  4,487        4,469
   Capital in excess of par value                                    67,693       67,363
   Retained earnings                                                 39,181       38,319
   Accumulated other comprehensive loss                                (593)        (593)
                                                                   --------     --------

      Total shareholders' equity                                    110,768      109,558
                                                                   --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $367,542     $397,428
                                                                   ========     ========

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended      Nine Months Ended
                                                               March 31,                March 31,
                                                         --------------------    --------------------
                                                           2002        2001        2002        2001
                                                         --------    --------    --------    --------
Net sales                                                $112,656    $132,423    $338,259    $392,355
                                                         --------    --------    --------    --------

Operating expenses:
   Cost of sales                                           91,989     109,972     277,712     322,838
   Selling and administrative                              13,304      15,333      40,487      42,362
   Restructuring and other charges                                     15,490                  17,896
                                                         --------    --------    --------    --------
                                                          105,293     140,795     318,199     383,096
                                                         --------    --------    --------    --------

Operating income (loss)                                     7,363      (8,372)     20,060       9,259
                                                         --------    --------    --------    --------

Interest and other expenses:
   Interest                                                 3,773       4,754      12,107      14,752
   Securitization costs                                       220         663         911       2,233
   Other, net                                                  72         (21)        230         (90)
                                                         --------    --------    --------    --------
                                                            4,065       5,396      13,248      16,895
                                                         --------    --------    --------    --------

Income (loss) from continuing operations before taxes       3,298     (13,768)      6,812      (7,636)

Income tax expense (benefit)                                1,750      (4,317)      3,372      (1,794)
                                                         --------    --------    --------    --------
Income (loss) from continuing operations                    1,548      (9,451)      3,440      (5,842)

Income (loss) from discontinued operations, net of tax     (1,205)        (93)     (1,236)        409
                                                         --------    --------    --------    --------

Net income (loss)                                        $    343    $ (9,544)   $  2,204    $ (5,433)
                                                         ========    ========    ========    ========

Earnings per share - basic:
   Income (loss) from continuing operations                   .17       (1.06)        .38        (.65)
   Income (loss) from discontinued operations                (.13)       (.01)       (.14)        .04
                                                         --------    --------    --------    --------
   Net income (loss)                                     $    .04    $  (1.07)   $    .24    $   (.61)
                                                         ========    ========    ========    ========

   Weighted-average common shares outstanding               8,960       8,938       8,953       8,938
                                                         ========    ========    ========    ========
Earnings per share - diluted:
   Income (loss) from continuing operations                   .17       (1.06)        .38        (.65)
   Income (loss) from discontinued operations                (.13)       (.01)       (.14)        .04
                                                         --------    --------    --------    --------
   Net income (loss)                                     $    .04    $  (1.07)   $    .24    $   (.61)
                                                         ========    ========    ========    ========

   Weighted-average common shares outstanding               9,053       8,938       9,019       8,938
                                                         ========    ========    ========    ========

Cash dividends per common share                          $    .05    $    .05    $    .15    $    .15
                                                         ========    ========    ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Nine Months Ended
                                                                   March 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Operating Activities
Net income (loss)                                             $  2,204    $ (5,433)
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                19,182      19,783
   Loss on disposal of discontinued operations, net of tax       1,205          --
   Restructuring and other charges                                  --      17,896
   Other, net                                                      682      (2,438)
                                                              --------    --------

                                                                23,273      29,808
                                                              --------    --------
Changes in operating assets and liabilities, excluding
   acquisitions and dispositions:
   Accounts receivable, net                                      4,620      (5,440)
   Inventories                                                   2,752        (748)
   Accounts payable and accrued expenses                         9,131       7,790
   Restructuring reserves (due to cash payments)                (3,928)     (2,786)
   Pension payments                                               (141)     (4,862)
   Other, net                                                      924       3,160
                                                              --------    --------

                                                                13,358      (2,886)
                                                              --------    --------

Net cash provided by operating activities                       36,631      26,922
                                                              --------    --------

Investing Activities
Purchases of property, plant, and equipment                     (8,776)    (13,704)
Proceeds from sales of property, plant, and equipment            3,691       3,174
Investment in unconsolidated business                               --      (3,080)
Net proceeds from divested operations                            1,500       4,207
Other, net                                                          --      (1,484)
                                                              --------    --------

Net cash used in investing activities                           (3,585)    (10,887)
                                                              --------    --------

Financing Activities
Net payments on receivables securitization program              (4,567)     (2,852)
Repayment of long-term revolving credit facility               (26,400)    (15,300)
Repayment of long-term borrowings                               (2,572)       (109)
Dividends paid                                                  (1,342)     (1,342)
Proceeds from exercise of stock options                            348          --
                                                              --------    --------

Net cash used in financing activities                          (34,533)    (19,603)
                                                              --------    --------

Decrease in cash and cash equivalents                           (1,487)     (3,568)

Cash and cash equivalents at beginning of period                 3,130       6,411
                                                              --------    --------

Cash and cash equivalents at end of period                    $  1,643    $  2,843
                                                              ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

---------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                            Capital in                  Other
                                          Common Stock      Excess of     Retained    Comprehensive
                                        Shares    Amount    Par Value     Earnings    Income (Loss)      Total
===============================================================================================================
Balance at June 30, 2000                 8,938    $4,469     $67,363      $46,598         $(488)       $117,942
                                                                                                       --------

Net loss                                    --        --          --       (6,490)           --          (6,490)
Change in minimum pension liability                                                        (105)           (105)
                                                                                                       --------
   Comprehensive loss                                                                                    (6,595)
                                                                                                       --------

Cash dividends - $.20 per share             --        --          --       (1,789)           --          (1,789)
---------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                 8,938    $4,469     $67,363      $38,319         $(593)       $109,558
(the following data is unaudited)
Net income (and comprehensive income)                                       2,204            --           2,204
Cash dividends - $.15 per share             --        --          --       (1,342)           --          (1,342)
Net shares issued upon exercise
   of stock options                         37        18         330           --            --             348
---------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                8,975    $4,487     $67,693      $39,181         $(593)       $110,768
===============================================================================================================

See accompanying Notes to Condensed Consolidated Financial Statements.

               CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying unaudited condensed consolidated financial statements of Cadmus Communications Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001.

     In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended March 31, 2002, are not necessarily indicative of results for the entire fiscal year.

     Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2. In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires companies to classify as revenues any shipping and handling fees billed to customers. Previously, shipping and postage revenues and shipping and postage expenses were included in cost of sales. All periods presented in the Condensed Consolidated Statements of Income have been reclassified to conform to the current year presentation. The adoption of this standard increased net sales and cost of sales by approximately $10.1 million and $13.6 million for the quarters ended March 31, 2002 and 2001, respectively, and $30.7 million and $40.6 million for the nine months ended March 31, 2002 and 2001, respectively.

3. In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 in the third quarter of fiscal 2002. On January 24, 2002, the Company sold its Atlanta-based Cadmus Creative Marketing division to Emergence, Inc., a strategic consultancy headquartered in Richmond, Virginia. In connection with the sale, the Company reported a $1.2 million loss on the sale of discontinued operations, net of taxes. Under the new pronouncement, the Company reclassified the results of its Cadmus Creative Marketing division as a discontinued operation.

4. Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 93,000 shares and 66,000 shares for the three and nine months ended March 31, 2002, respectively. There were no incremental shares for dilutive stock options for either the three or nine months ended March 31, 2001, respectively.

5. Components of net inventories at March 31, 2002 and June 30, 2001, were as follows (in thousands):

                                                          March 31,    June 30,
                                                            2002        2001
                                                         -----------   --------
                                                         (Unaudited)

     Raw materials and supplies                            $ 7,977      $ 9,772
     Work in process                                        10,144       13,613
     Finished goods                                          1,533        1,478
                                                           -------      -------
                                                           $19,654      $24,863
                                                           =======      =======

6. The Company is focused around its Publication Services segment which provides products and services to both not-for-profit societies and commercial publishers in three primary product lines: scientific, technical and medical ("STM") journals, special interest and trade magazines, and books and directories. Publication Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services under the division names of Cadmus Professional Communications, CadmusMack, and Port City Press. In addition, the Company provides high quality specialty packaging, assembly, fulfillment and distribution services to consumer product and other customers.

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

     Summarized group data is as follows:
     -------------------------------------------------------------------------
                                            Publication   Specialty
     (In thousands)                          Services     Packaging    Total
     -------------------------------------------------------------------------
     Three Months Ended March 31, 2002:
        Net sales                            $ 98,203      $14,453    $112,656
        Operating income                        9,365        1,021      10,386

     Three Months Ended March 31, 2001:
        Net sales                            $115,162      $17,261    $132,423
        Operating income                       10,645         (338)     10,307


     Nine Months Ended March 31, 2002:
        Net sales                            $299,097      $39,162    $338,259
        Operating income                       29,298        1,264      30,562

     Nine Months Ended March 31, 2001:
        Net sales                            $345,371      $46,984    $392,355
        Operating income                       36,323         (841)     35,482

     A reconciliation of group data to consolidated data is as follows:

                                                Three Months Ended       Nine Months Ended
                                                     March 31,               March 31,
                                                -------------------    --------------------
     (In thousands)                              2002        2001        2002        2001
                                                -------    --------    --------    --------
     Earnings from operations:
     Reportable group operating income          $10,386    $ 10,307    $ 30,562    $ 35,482
     Unallocated shared services and other
        expenses                                 (1,835)     (1,969)     (6,525)     (4,670)
     Amortization of goodwill                    (1,174)     (1,212)     (3,551)     (3,723)
     Gain (loss) on sale of fixed assets            (14)         (8)       (426)         66
     Restructuring and other charges                 --     (15,490)         --     (17,896)
     Interest expense, net                       (3,773)     (4,754)    (12,107)    (14,752)
     Securitization costs                          (220)       (663)       (911)     (2,233)
     Other                                          (72)         21        (230)         90
                                                -------    --------    --------    --------
     Income (loss) from continuing operations
        before income taxes                     $ 3,298    $(13,768)   $  6,812    $ (7,636)
                                                =======    ========    ========    ========

7. The Company recorded restructuring and other charges totaling $15.5 million ($10.0 million net of taxes) in the third quarter of fiscal 2001. These charges related to the consolidation of the Company's Atlanta-based packaging logistics operations, the consolidation of two Richmond-based commercial and magazine printing operations and other actions to reduce operating costs. Total restructuring and other costs in the third quarter of fiscal 2001 consisted of asset write-downs of $5.0 million, the write-off of intangible assets related primarily to the Company's Atlanta-based packaging logistics operation totaling $4.0 million, involuntary termination costs of $2.7 million, contract termination costs of $3.3 million and other post-closure shutdown costs of $0.5 million. Involuntary termination costs related to approximately 200 employees. Year to date restructuring and other charges totaling $17.9 million for fiscal 2001 also included $2.7 million related to the final settlement of certain post-closing contingencies and other facility closure costs associated with the sale of the Company's Dynamic Diagrams subsidiary.

     The $1.8 million restructuring reserve balance at March 31, 2002 resulted from prior year restructuring activity: $0.8 million for involuntary termination costs for approximately 50 associates, $0.8 million for contract termination costs and $0.2 million for other post closure shutdown costs. For the nine-month period ended March 31, 2002, the Company made severance payments totaling $1.6 million to approximately 140 associates, paid $1.7 million in contract termination costs and $0.6 million in other post closure shutdown costs. Restructuring actions are expected to be substantially completed by September 30, 2002.

8. In September 2001, the Company entered into a fixed interest rate to floating interest rate swap agreement covering a notional amount of debt of $35.0 million. This swap was entered into to convert $35.0 million of the 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the counterparty to the swap agreement has an option to terminate the agreement in fiscal 2004. The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 1 and June 1. The Company's strategy to effectively convert fixed rate financing to variable rate financing through the aforementioned swap agreement resulted in a reduction of interest expense of $0.4 million and $0.6 million for the three and nine-month periods ended March 31, 2002, respectively. Based on the change in rates during the quarter, the interest rate swap agreement had a fair market value to the Company of negative $0.9 million as of March 31, 2002 offset by an equal change in the market value of the underlying debt. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," this swap qualifies as a hedge against the debt. Therefore, its value is recorded in other long-term liabilities with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets. The change in value of the swap has no impact on earnings.

     At July 1, 2000, the Company had two fixed-to-floating interest rate swap agreements which, when adjusted to fair value, resulted in a gain of $1.5 million for the nine-month period ended March 31, 2001. The Company terminated these interest rate swap agreements in the second quarter of fiscal 2001.

9. The Company uses an accounts receivable securitization program to fund some of its working capital requirements. At March 31, 2002 and 2001, approximately $33.4 million and $41.4 million, respectively, of net accounts receivable had been sold by the Company's wholly-owned, bankruptcy-remote subsidiary to an unrelated third party purchaser under the securitization program. The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with proceeds used to repay a corresponding amount of borrowing under the Company's senior bank facility.

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

     The Company is required to adopt SFAS No. 142 on July 1, 2002 and perform a fair market valuation analysis of goodwill as of the same date. The Company expects to perform this valuation and identify whether an impairment exists under this statement by the end of the first quarter of fiscal 2003. Impairment losses, if any, as a result of the adoption, will be recognized as a cumulative effect of a change in accounting principle.

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

The Company is focused around its Publication Services segment which provides products and services to both not-for-profit societies and commercial publishers in three primary product lines: STM journals, special interest and trade magazines, and books and directories. Publication Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services under the division names of Cadmus Professional Communications ("CPC"), CadmusMack, and Port City Press. In addition, the Company provides high quality specialty packaging, assembly, fulfillment and distribution services to consumer product and other customers.

CRITICAL ACCOUNTING POLICIES
----------------------------

In December 2001, the Securities and Exchange Commission issued Financial Reporting Release No. 60 that requires all companies to include a discussion of their critical accounting policies or methods used in the preparation of their financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company considers the following accounting policies to be critical policies which involve various estimation processes:

..    Allowance for doubtful accounts
..    Valuation of intangible assets and goodwill
..    Pension benefits
..    Income taxes

Allowance for doubtful accounts. Cadmus' policy with respect to its trade and notes receivable is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of its customers or noteholders to make required payments. The Company's policy to estimate the collectibility of its trade accounts receivable balances consists of two steps. First, the Company evaluates specific accounts for which it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy). In these cases, the Company uses its judgment, based on available facts and circumstances, and records a specific allowance for that customer against the receivable to reflect the amount it expects to ultimately collect. Second, the Company then establishes a general reserve for all customers based on a range of percentages applied to aging categories. The Company periodically evaluates the adequacy of its reserves on notes receivable based on the available facts and circumstances at the time. If the financial condition of Cadmus' customers or noteholders were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

Valuation of intangible assets and goodwill. In accordance with Financial Accounting Standards Board Statement No. 142 "Goodwill and Other Intangible Assets," goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests. The Company is required to adopt SFAS No. 142 on July 1, 2002 and perform a fair market valuation analysis of goodwill as of the same date. The Company expects to perform this valuation and identify whether impairment exists under this statement by the end of the first quarter of fiscal 2003. Impairment losses, if any, as a result of the adoption, will be recognized as a cumulative effect of a change in accounting principle. Subsequent to the initial test of impairment, the Company is subject to financial statement risk to the extent that indefinite-lived intangible assets and goodwill become impaired at some point in the future. At March 31, 2002, the Company had $168.8 million in goodwill and other intangible assets.

Pension and other post retirement benefits. The Company sponsors pension and other postretirement plans covering employees who meet eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used to calculate the expense and liability related to the plans. These factors include assumptions determined by the Company about the discount rate, expected return on plan assets and rate of future compensation increases. In addition, the Company's actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate expected future events. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While the Company believes its assumptions are appropriate, significant differences in actual experience or significant changes in the Company's assumptions may materially affect its pension and other postretirement obligations and its future expense.

Income Taxes. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which the Company operates. In addition to estimating the actual current tax exposure, the Company must assess future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and operating loss carryforwards. Such differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. Management then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not considered likely, establishes a valuation allowance against those assets. The valuation allowance is based on estimates of future taxable income by jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable. Significant management judgment is involved in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets.

In the event that actual results differ from management's estimates, new information results in changes to estimates, or there is a material change in the actual tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company may need to establish an additional valuation allowance or adjust the effective tax rate which could materially impact the financial position and results of operations.

RESULTS OF OPERATIONS
---------------------

Results of operations for the current and prior periods reflect the adoption of Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" as set forth by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board in July 2000. EITF 00-10 requires companies to classify as revenues any shipping and handling fees billed to customers. Previously, shipping and postage revenues and shipping and postage expenses were included in cost of sales. Additionally, results of operations reflect the Company's sale of its Atlanta-based Creative Marketing operation in January 2002, which has been reported as a discontinued operation. All periods presented have been reclassified to conform to the current-year presentation.

The following table presents the major components of the Condensed Consolidated Statements of Income as a percent of net sales for the three and nine-month periods ended March 31, 2002 and 2001, respectively.

                                                Three Months Ended    Nine Months Ended
                                                     March 31,            March 31,
                                                ------------------    -----------------
                                                2002         2001     2002        2001
                                                -----        -----    -----       -----
Net sales                                       100.0%       100.0%   100.0%      100.0%
Cost of sales                                    81.7         83.0     82.1        82.3
                                                -----        -----    -----       -----
Gross profit                                     18.3         17.0     17.9        17.7
Selling and administrative expenses              11.8         11.6     12.0        10.8
Restructuring and other charges                    --         11.7       --         4.5
                                                -----        -----    -----       -----
Operating income                                  6.5         (6.3)     5.9         2.4
Interest expense                                  3.3          3.6      3.6         3.8
Securitization costs                              0.2          0.5      0.2         0.6
Other, net                                        0.1           --      0.1          --
                                                -----        -----    -----       -----
Income (loss) from continuing operations,
   before taxes                                   2.9        (10.4)     2.0        (2.0)
Income tax expense (benefit)                      1.5         (3.3)     1.0        (0.5)
                                                -----        -----    -----       -----
Income (loss) from continuing operations          1.4         (7.1)     1.0        (1.5)
Income (loss) from discontinued operations,
   net of tax                                    (1.1)        (0.1)    (0.4)        0.1
                                                -----        -----    -----       -----
Net income                                        0.3%        (7.2)%    0.6%       (1.4)%
                                                =====        =====    =====       =====

Net Sales

Net sales for the third quarter of fiscal 2002 were $112.7 million, compared to $132.4 million in the same quarter last year. These amounts included shipping and postage fees billed to customers totaling $10.1 million and $13.6 million for the three months ended March 31, 2002 and 2001, respectively. Excluding the impact of operations that were closed or divested in fiscal 2001, net sales totaled $122.7 million for the third quarter of fiscal 2001. For the first nine months of fiscal 2002, net sales totaled $338.3 million, compared to $392.4 million in the prior year. These amounts included shipping and postage fees billed to customers totaling $30.7 million and $40.6 million for the nine months ended March 31, 2002 and 2001, respectively. Adjusted for divested and closed operations, net sales were $359.3 million for the nine months ended March 31, 2001.

Net sales in the Publication Services segment, which includes the STM journal services, special interest magazines and books and directories divisions, were $98.2 million in the third quarter of fiscal 2002 compared to $115.2 million in the corresponding period of the prior year. These amounts included shipping and postage fees billed to customers totaling $9.4 million and $12.4 million for the three months ended March 31, 2002 and 2001, respectively. Excluding the impact of operations that were divested or closed in fiscal 2001, net sales for the Publication Services segment were $108.8 million in the third quarter of fiscal 2001. For the nine months ended March 31, 2002, net sales in the Publication Services segment were $299.1 million compared to $345.4 million in the corresponding period of fiscal 2001. These amounts included shipping and postage fees billed to customers totaling $28.5 million and $37.4 million for the nine months ended March 31, 2002 and 2001, respectively. Excluding the impact of operations that were divested or closed in fiscal 2001, net sales for the Publication Services segment totaled $321.8 million for the nine-month period ended March 31, 2001. Within the Publication Services segment, net sales for CPC declined for the three- and nine-month periods ended March 31, 2002 compared to the prior year. The decline in CPC net sales was attributable to volume and pricing pressures resulting from customer consolidation in the STM market and lower paper prices. Net sales for CadmusMack declined for both the three- and nine-month periods ended March 31, 2002, respectively, compared to fiscal 2001, due to continued softness in advertising pages, lower paper prices and general industry overcapacity in the special interest magazine market. Port City Press also experienced a decline in net sales for the third quarter of fiscal 2002 and for the nine months ended

March 31, 2002 compared to the prior year, primarily as a result of competitive pricing pressures, a temporary decline in sales to a major customer and lower paper prices.

Specialty Packaging net sales were $14.5 million and $39.2 million for the three and nine-month periods ended March 31, 2002, respectively, compared to $17.3 million and $47.0 million in the corresponding periods of the prior year. Adjusted for operations that were closed in fiscal 2001, net sales for Specialty Packaging totaled $13.9 million and $37.5 million for the three and nine-month periods ended March 31, 2001. The 4% increase in Specialty Packaging sales for both the three and nine-months periods ended March 31, 2002 compared to the prior year was a result of new business wins and increased business from existing accounts.

Gross Profit

Gross profit increased to 18.3% of net sales for the third quarter of fiscal 2002, compared to 17.0% of net sales for the third quarter of fiscal 2001, and increased to 17.9% of net sales for the first nine months of fiscal 2002, compared to 17.7% of net sales for the same period of fiscal 2001. The margin improvement was attributable to company-wide cost reduction efforts, improvement in facility efficiencies, improved offshore workflows within the Publication Services segment and favorable product mix within the Specialty Packaging division.

Selling and Administrative Expenses

Selling and administrative expenses were 11.8% of net sales for the third quarter of fiscal 2002, compared to 11.6% for the same period of the prior year. For the first nine months of fiscal 2002, selling and administrative expenses were 12.0% of net sales compared to 10.8% of net sales in the corresponding period of the prior year. The increased ratios reflected the impact of declining sales in fiscal 2002 and the effects in fiscal 2001 of (i) a $1.5 million gain recognized under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" and (ii) a $0.7 million gain resulting from the demutualization of one of the Company's insurance providers. Excluding these special one-time gains, selling and administrative expenses would have been 11.7% and 11.3% of net sales for the three and nine-month periods ended March 31, 2001, respectively.

Restructuring and Other Charges

The Company recorded restructuring and other charges totaling $15.5 million ($10.0 million net of taxes) in the third quarter of fiscal 2001. These charges related to the consolidation of the Company's Atlanta-based packaging logistics operations, the consolidation of two Richmond-based commercial and magazine printing operations and other actions to reduce operating costs. Total restructuring and other costs in the third quarter of fiscal 2001 consisted of asset write-downs of $5.0 million, the write-off of intangible assets related primarily to the Company's Atlanta-based packaging logistics operation totaling $4.0 million, involuntary termination costs of $2.7 million, contract termination costs of $3.3 million and other post-closure shutdown costs of $0.5 million. Involuntary termination costs related to approximately 200 employees. Year to date restructuring and other charges totaling $17.9 million for fiscal 2001 also included $2.7 million related to the final settlement of certain post-closing contingencies and other facility closure costs associated with the sale of the Company's Dynamic Diagrams subsidiary.

The $1.8 million restructuring reserve balance at March 31, 2002 resulted from prior year restructuring activity: $0.8 million for involuntary termination costs for approximately 50 associates, $0.8 million for contract termination costs and $0.2 million for other post closure shutdown costs. For the nine-month period ended March 31, 2002, the Company made severance payments totaling $1.6 million to approximately 140 associates, paid $1.7 million in contract termination costs and $0.6 million in other post closure shutdown costs. Restructuring actions are expected to be substantially completed by September 30, 2002.

Operating Income

The Company recorded operating income of $7.4 million for the third quarter of fiscal 2002 compared to an operating loss of $8.4 million in the same quarter of the prior year. Operating income for the first nine months of fiscal 2002 was $20.1 million, compared to $9.3 million for the comparable period of fiscal 2001. Excluding restructuring and other charges in fiscal 2001, operating income improved to

6.5% of net sales for the third quarter of fiscal 2002 compared to 5.4% of net sales for the corresponding period of the prior year. For the nine months ended March 31, 2002, operating income totaled 5.9% of net sales compared to 6.9% in fiscal 2001, excluding restructuring and other charges. Company-wide cost reduction efforts and improved facility efficiencies led to improvements in operating income for the quarter serving to offset continued reduction in advertising pages and pricing pressures which negatively impacted year to date results.

Interest and Other Expenses

Interest expense and securitization costs in the third quarter of fiscal 2002 declined to $4.0 million compared to $5.4 million in the prior year. For the first nine months of fiscal 2002, interest expense and securitization costs declined to $13.0 million from $17.0 million for the comparable period in the prior year. The decrease in interest expense was due to lower debt levels and lower year-over-year short-term interest rates.

Income Taxes

The Company recognized income tax expense (benefits) for the three and nine-month periods of fiscal 2002 and 2001, respectively, at the effective tax rates indicated below:

                                                Three Months Ended    Nine Months Ended
                                                     March 31,            March 31,
                                                ------------------    -----------------
                                                2002         2001     2002        2001
                                                ----         -----    ----        -----
Effective income tax expense (benefit) rate     53.1%        (31.5)%  49.5%       (23.5)%

The variation in rates from statutory rates was primarily attributable to the impact of non-tax deductible goodwill amortization. The 53.1% tax rate for the third quarter of fiscal 2002 was due to a cumulative adjustment to increase the effective tax rate for the first nine months to a revised estimated tax rate of 49.5% for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating Activities

Net cash provided by operating activities for the first nine months of fiscal 2002 totaled $36.6 million, compared to $26.9 million for the first nine months of fiscal 2001. This $9.7 million increase was primarily attributable to reduced working capital requirements as a result of inventory reduction initiatives, collection efforts and lower net sales which reduced accounts receivable, a $4.7 million decrease in cash contributions to the Company's pension plan, and a $1.0 million Federal income tax refund. This increase was partially offset by a $1.1 million increase in restructuring payments made during fiscal 2002.

Investing Activities

Net cash used in investing activities was $3.6 million for the first nine months of fiscal 2002 compared to $10.9 million in the prior year. Capital expenditures for the first nine months of fiscal 2002 totaled $8.8 million compared to $13.7 million for the corresponding period of the prior year, and included investments primarily in an 8-unit sheetfed press, digital prepress equipment, new business and manufacturing systems, and building improvements. Reported capital expenditures in fiscal 2002 do not reflect the impact of transferred and redeployed production equipment as a result of the Company's consolidation of its operations in fiscal 2001 and 2002. Proceeds from the sale of property, plant and equipment in fiscal 2002 totaled $3.7 million, and related primarily to the sale of a composition facility located in Akron, Pennsylvania, a press at the Company's Charlotte facility, and a warehouse facility located in Lancaster, Pennsylvania. Net proceeds from divested operations totaled $1.5 million and related to the sale of the Company's Atlanta-based Creative Marketing division.

Proceeds from the sale of property, plant and equipment of $3.2 million in fiscal 2001 related primarily to the sale of a press and building related to the Company's former point of purchase division. Net proceeds from divested operations totaled $4.2 million in fiscal 2001 and related to the sale of the Company's Dynamic Diagrams division. The Company also made a strategic investment of $3.1 million in Xyvision Enterprise Solutions, Inc., a developer of XML content management and publishing software, in fiscal 2001.

The Company estimates that capital expenditures for fiscal 2002 will be approximately $15 million.

Financing Activities

Net cash used in financing activities was $34.5 million for the first nine months of fiscal 2002 compared to $19.6 million for the first nine months of fiscal 2001. Cash provided by operating activities was used to pay down $26.4 million on the Company's revolving credit facility, to pay off a $2.6 million mortgage on the Company's Lancaster facility and to fund $1.3 million in dividend payments. The Company also received $0.4 million in proceeds from the exercise of stock options. Lower sales and funding rates at March 31, 2002 combined with the removal of receivables from the securitization program for closed operations resulted in a reduction of $4.6 million in funding under the Company's receivables securitization program.

In September 2001, the Company entered into a fixed interest rate to floating interest rate swap agreement covering a notional amount of debt of $35.0 million. This swap was entered into to convert $35.0 million of the 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the counterparty to the swap agreement has an option to terminate the agreement in fiscal 2004. The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 1 and June 1. The Company's strategy to effectively convert fixed rate financing to variable rate financing through the aforementioned swap agreement resulted in a reduction of interest expense of $0.4 million and $0.6 million for the three and nine-month periods ended March 31, 2002, respectively. Based on the change in rates during the quarter, the interest rate swap agreement had a fair market value to the Company of negative $0.9 million as of March 31, 2002 offset by an equal change in the market value of the underlying debt. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," this swap qualifies as a hedge against the debt. Therefore, its value is recorded in other liabilities with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets. The change in value of the swap has no impact on earnings.

For the nine months ended March 31, 2001, the Company utilized cash provided by operations to pay down $15.3 million in debt and to fund $1.3 million in dividend payments. At March 31, 2001 there was a reduction of $2.9 million in funding under the Company's receivables securitization program.

Long-term debt at March 31, 2002, was $153.1 million, down $29.9 million from $183.0 million at June 30, 2001. The Company's debt to capital ratio, defined as long-term debt as a percentage of total long-term debt plus total shareholder's equity, was 58.0% at March 31, 2002, down from 62.6% at June 30, 2001, primarily due to the reduction in overall debt levels.

The Company uses an accounts receivable securitization program to fund some of its working capital requirements. At March 31, 2002 and 2001, approximately $33.4 million and $41.4 million, respectively, of net accounts receivable had been sold by the Company's wholly-owned, bankruptcy-remote subsidiary to an unrelated third party purchaser under the securitization program. The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with proceeds used to repay a corresponding amount of borrowing under the Company's senior bank facility.

The primary cash requirements of the Company are for debt service, capital expenditures, and working capital. The primary sources of liquidity are cash flow provided by operations and unused capacity under the Company's senior credit and receivables securitization facilities. The future operating performance and the ability to service or refinance the Company's debt depends on the ability to implement the business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company. The Company believes that these sources will provide sufficient liquidity and capital resources to meet its operating requirements for capital expenditures and working capital requirements.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no material changes to the information concerning the Company's "Quantitative and Qualitative Disclosures about Market Risk" as previously reported in the Company's Report on Form 10-K for the year ended June 30, 2001. Additional information concerning the Company's quantitative and qualitative disclosures about market risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements and information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" of the Company's report on Form 10-Q for the quarterly period ended March 31, 2002, incorporated herein by reference.

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, Cadmus and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

3.1 Restated Articles of Incorporation of Cadmus Communications Corporation, as amended. (1)

3.2  Bylaws of Cadmus Communications Corporation, as amended. (2)

10.1 Cadmus Non-Qualified Savings Plan, as adopted effective March 15, 2002. (3)

----------
1. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954).

2. Incorporated by reference to the Company's Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954).

3. Incorporated by reference to the Company's Registration Statement on Form S-8 dated March 15, 2002 (Commission File No. 333-84390).

(b)  Reports on Form 8-K:

     On January 25, 2002, the Company filed a Form 8-K that included the January 24, 2002 press release regarding Fiscal 2002 second quarter financial results, as well as a copy of the prepared notes used for remarks made during a conference call to analysts on the same date.

     On January 29, 2002, the Company filed a Form 8-K that included the January 25, 2002 press release announcing the Company's sale of its Atlanta-based Cadmus Creative Marketing division to Emergence, Inc., a strategic consultancy headquartered in Richmond, Virginia.

     On February 4, 2002, the Company filed a Form 8-K that included the December 17, 2001 and January 31, 2002 press releases announcing that Edward B. Hutton and Keith Hamill were elected to the Company's board of directors. The elections increased the number of directors to twelve.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         CADMUS COMMUNICATIONS CORPORATION

Date:    May 14, 2002


         /s/ Bruce V. Thomas
         ----------------------------------------------------
         Bruce V. Thomas
         President and Chief Executive Officer


Date:    May 14, 2002


         /s/ Stephen E. Hare
         ----------------------------------------------------
         Stephen E. Hare
         Executive Vice President and Chief Financial Officer