Form 10-K
period 2002-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2002-09-26
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-12954

Cadmus Communications Corporation

(Exact Name of Registrant as specified in its charter)

VIRGINIA	54-1274108
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1801 Bayberry Court, Suite 200

Richmond, Virginia 23226
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (804) 287-5680

Securities registered pursuant to Section 12(g) of the Act:
Cadmus Communications Corporation Common Stock, $.50 par value, and
Preferred Stock Purchase Rights
(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of July 31, 2002, 9,002,092 shares of Registrant’s common stock were outstanding, and the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $34,486,317 based on the last sale price on July 31, 2002.

Documents Incorporated by Reference:

      Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2002 are incorporated in Parts I and II of this report. Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on November 7, 2002 are incorporated in Part III of this report.

ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Signatures
INDEX OF EXHIBITS
EX-10.6 1990 TERM STOCK INCENTIVE PLAN
EX-10.17 AMENDED AND RESTATED PURCHASE AND SALE
EX-10.18 AMENDED AND RESTATED RECEIVABLES PURCHASE
EX-10.18.1 AMENDMENT NO. 1 DATED OCTOBER 24, 2001
EX-10.34 EMPLOYEE RETENTION AGREEMENT
EX-10.35 EMPLOYEE RETENTION AGREEMENT
EX-13 PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDER
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.2 NOTICE REGARDING LACK OF CONSENT
EX-24 POWERS OF ATTORNEY

PART I

ITEM 1. BUSINESS

Introduction

     Headquartered in Richmond, Virginia, Cadmus Communications Corporation (the “Company” or “Cadmus”) provides end-to-end integrated graphic communications services to professional publishers, not-for-profit societies, and corporations. Cadmus is the world’s largest provider of content management and production services to scientific, technical and medical (“STM”) journal publishers, the fourth largest periodicals printer in North America, and a leading provider of specialty packaging and promotional printing services.

     Cadmus was formed in 1984 through the merger of The William Byrd Press, Incorporated (“Byrd”), a leading regional publications printer in Virginia, and Washburn Graphics, Inc. (“Washburn”), a graphic arts firm based in North Carolina. Since the merger, Cadmus has grown through enhancement of existing products, internal development of new products, and acquisitions. The Company’s principal executive offices are located at 1801 Bayberry Court, Suite 200, Richmond, Virginia 23226, and its telephone number is (804) 287-5680. The Company’s Internet address is http://www.cadmus.com. Unless the context otherwise requires, references herein to Cadmus or the Company shall refer to Cadmus Communications Corporation and its consolidated subsidiaries.

     Cadmus has augmented its core printing and content management competency through a series of strategic mergers and acquisitions. Significant acquisitions have included:

•	in fiscal 1993, the assets of the Waverly Press Division of Waverly, Inc., a division located in Baltimore and Easton, Maryland, engaged in the printing of STM journals;

•	in fiscal 1996, Lancaster Press, Inc. and its subsidiaries, a Pennsylvania-based producer of STM journals; and

•	in fiscal 1999, the Mack Printing group, based in Maryland and Pennsylvania, one of the nation’s largest producers of STM journals, magazines, and soft-cover books.

     Over the course of the past three fiscal years, the Company has focused its operations around the Publisher Services and Specialty Packaging segments. As a result, the Company has exited non-strategic businesses and concentrated its resources on these two segments in an attempt to develop targeted solutions for its customers and to differentiate its products and services from its competitors. The information that follows will further describe the specific actions the Company took during this time.

     During the first quarter of fiscal 2000, the Company adopted a restructuring plan intended to (1) effect planned synergies in connection with its April 1999 acquisition of the Mack Printing group (“Mack”) and (2) to focus the Company’s resources on the markets within the Publisher Services and Specialty Packaging segments. These actions, which are substantially completed, included:

•	closing the Atlanta-based Cadmus Point of Purchase (“POP”) business unit in October 1999;

•	integrating the workflows of two composition facilities in Lancaster, Pennsylvania;

•	closing the Richmond-based marketing agency in July 1999, and divesting the Charlotte-based agency in September 1999; and

•	consolidating corporate functions and overhead, including eliminating certain overhead within Publisher Services and eliminating overhead costs associated with the former Marketing Communications Group.

     The Company took additional restructuring and other actions in fiscal 2001 as a result of its continuing efforts to sharpen its focus on the Company’s core businesses, and to address changes in demand prompted by a general downturn in the economy. These actions, which the Company expects to be substantially completed by September 30, 2002, included:

•	consolidating the Company’s Charlotte and Atlanta-based technology-related logistics operations;

•	consolidating two Richmond-based commercial and magazine printing operations;

•	continuing the consolidation of duplicate facilities in the Publisher Services segment; and

•	settling certain post-closing contingencies and other facility closure costs associated with the sale of the Company’s Dynamic Diagrams subsidiary.

     In the third quarter of fiscal 2002, the Company sold its Atlanta-based Cadmus Creative Marketing Division to a strategic consultancy firm headquartered in Richmond, Virginia.

Organizational Structure and Product Lines

     The Company is focused around its Publisher Services segment, which provides products and services to both not-for-profit and commercial publishers under the division names of Cadmus Professional Communications, Cadmus Specialty Publications (formerly CadmusMack), and Cadmus Port City Press. In addition, the Company provides high quality specialty packaging services , under the division name of Cadmus Whitehall.

Publisher Services

     Publisher Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services to not-for-profit and commercial publishers in three primary product lines: STM journals, special interest and trade magazines, and books and directories. STM services includes electronic peer review, editing, content processing, content management, production, distribution, and reprint services for publishers in the STM markets. Special interest magazine services includes ad and digital content management, short- to medium-run publication production and delivery services for special interest and business-to-business publishers. Professional books and directories services include book and directory database management, composition, production, distribution, and fulfillment services for the association, legal, STM, and specialty directory markets. Publisher Services generated approximately 88% of the Company’s net sales in fiscal 2002.

Specialty Packaging

     Specialty Packaging provides services to its customers with high quality folding carton production, web and sheet-fed promotional printing, assembly, fulfillment and distribution for the telecommunications, software, apparel/fashion, healthcare, and financial services markets. Specialty Packaging generated approximately 12% of the Company’s net sales in fiscal 2002.

Seasonal Fluctuations

     Seasonal fluctuations occur in the overall demand for the Company’s services. Services associated with both periodicals for the educational and scholarly market and promotional materials tends to decline in the summer months. Consumer publications tend to peak before Christmas and before Easter. Specialty packaging tends to increase prior to the Christmas shopping season and decline during the summer months. All of these factors combine to give Cadmus a seasonal pattern with the months October through June typically being stronger than the months July through September.

Raw Materials

     The principal raw material used in Cadmus’ business is paper. Paper stock inventories are maintained in the Publisher Services business, where a supply of roll paper stock is required to operate the web presses. The Company’s other operations generally purchase paper on a direct order basis for specific jobs with minimal inventory requirements. Cadmus purchases its paper requirements under agreements that guarantee tonnage and provide short-range price protection for three- to six-month intervals. The price of paper charged to customers is subject to adjustment so that usually Cadmus does not have exposure to changes in the cost of paper.

     The Company uses a variety of other raw materials including ink, film, offset plates, chemicals and solvents, glue, wire, and subcontracted components. In general, the Company has not experienced any significant difficulty in obtaining raw materials.

Competition

     Cadmus competes with a large number of companies, some of which have greater resources and capacity. In recent years, there has been excess capacity in the printing industry that has increased competition. Rapid technological changes as well as a more global market place, both in terms of supply and demand, have also brought new competitors to the market place. The markets served by Cadmus face competition based on a combination of factors including quality, service levels, and price. To lessen exposure to larger competitors with greater resources, Cadmus focuses generally on specialized markets with small- to medium-sized print run requirements where the Company can achieve market differentiation and gain competitive advantages through knowledge of the market and the ability to offer high quality solutions to customers.

Employees

     Cadmus employs approximately 3,000 persons, approximately 24% of whom are currently covered by collective bargaining agreements. Cadmus believes its relationship with its employees is good. In addition, the Company believes that no single collective bargaining agreement is material to the operations taken as a whole.

Regulation

     Cadmus’ operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination. Cadmus believes that it is in substantial compliance with environmental laws and regulations.

Certain Financial Information

     Information with respect to Cadmus’ sales, operating profits, and financial condition for each of its past five years appears in the “Selected Financial Data” referred to in Item 6 of this report on Form 10-K.

ITEM 2. PROPERTIES

     The Company considers all of its properties and the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present needs. The Company may expand as necessary for the continued development of its operations. The following table contains information regarding the Company’s primary facilities as of June 30, 2002.

			Owned/	Size
Product Line	Location	Primary Use	Leased	(sq. ft.)

Publisher Services
Books, Directories	Baltimore, MD	Manufacturing/Printing	Leased	175,000
Books, Directories	Baltimore, MD	Warehouse/Distribution	Leased	40,000
Journal Services	Linthicum, MD	Content Management/Editorial Services	Leased	51,704
Magazines	East Stroudsburg, PA	Manufacturing/Printing	Owned	164,570
Journal Services	Easton, MD	Manufacturing/Printing	Owned	196,800
Journal Services	Hurlock, MD	Backcopy Warehouse/Fulfillment	Leased	200,000
Journal Services, Magazines	Easton, PA	Manufacturing/Printing/Warehouse/ Office	Owned	252,320
Journal Services	Ephrata, PA	Content Management/Manufacturing/ Printing	Owned	142,300
Journal Services, Magazines	Ephrata, PA	Warehouse	Leased	25,027
Journal Services	Lancaster, PA	Manufacturing/Printing	Owned	175,000
Journal Services, Magazines	Lititz, PA	Warehouse/Distribution	Leased	18,000
Journal Services, Magazines	Richmond, VA	Manufacturing/Printing	Owned	266,900
Journal Services	Richmond, VA	Content Management/Editorial Services	Owned	14,761
Graphic Solutions	Richmond, VA	Available for sale	Owned	89,633

Specialty Packaging
Specialty Packaging	Charlotte, NC	Manufacturing/Printing	Owned	180,000
Specialty Packaging	Charlotte, NC	Warehouse/Fulfillment	Leased	62,400

Corporate
Corporate Office	Richmond, VA	Corporate Office	Leased	21,600

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Cadmus are elected by the Board of Directors (“Board”) of the Company to serve one-year terms. The following table contains information about the executive officers of Cadmus:

Other Business Experience
Name (Age)	Position and Length of Service	During Past Five Years

Bruce V. Thomas (46)	President and Chief Executive Officer, Cadmus, July 2000-present	Senior Vice President and Chief Operating Officer, Cadmus, 1999-2000. Senior Vice President and Chief Financial Officer, Cadmus, 1997-1999.

Stephen E. Hare (49)	Executive Vice President, Chief Financial Officer, Cadmus, September 2001-present	Executive Vice President, Chief Financial Officer and Director, AMF Bowling Worldwide, Inc., 1996-September 2001. (A)

Wayne B. Luck (45)	Senior Vice President and Chief Information Officer, Cadmus, July 2000-present	Vice President, eBusiness, Owens and Minor Co., Inc., 1998-2000. Vice President, Information Systems, Owens and Minor Co., Inc., 1995-1998.

Lisa S. Licata (41)	Senior Vice President, Human Resources, and Corporate Secretary, May 2002-present	Partner, Troutman Sanders LLP, 1999-2002. Principal, mV-10, LLC, 1999-2002. President, Swedish Match North America’s Chewing Tobacco Division, 1997-1999.

Bruce G. Willis (41)	Vice President and Controller, Cadmus, 1999-July 2001 and September 2001-present	Interim Chief Financial Officer, Cadmus, July 2001-September 2001. Vice President of Finance, Marketing Communications Group, Cadmus, 1997 to 1999.

Christopher T. Schools (35)	Vice President and Treasurer, Cadmus, February 2002-present	Assistant Treasurer, Cadmus, 2000-2002. Director of Treasury Services, Cadmus, 1999-2000. Manager of Acquisition Analysis, Cadmus, 1998-1999. Controller, Cadmus/O’Keefe Marketing, 1997-1998.

Joseph J. Ward (56)	President, Cadmus Professional Communications Division, January 2002-present	Executive Vice President, Cadmus Professional Communications, July 1998-2002. Bertelsmann AG, President, Direct Response for Europe & North America, Bertelsmann Book Group, 1996-1998.

Mark R. Ploucha (45)	President, Cadmus Specialty Publications, Cadmus, January 2002-present	Executive Vice President, CadmusMack (now Cadmus Specialty Publications), Cadmus, 2000-2002. Senior Vice President, Operations, Professional Communications Sector, 1999-2000. Executive Vice President, Mack Printing Company, 1996-1999.

David J. Hajek (50)	President, Cadmus Port City Press, Cadmus, July 2000-present	President, Graphic Solutions, Cadmus, 1997-2000. Vice President, Customer Service, Cadmus, 1995-1997.

Gerard P. Lux, Jr. (44)	President, Cadmus Specialty Packaging, Cadmus, May 2000-present	President, Specialty Packaging/Promotional Printing, Cadmus, 1997-2000. Vice President of Manufacturing, Washburn Graphics, Cadmus, 1995-1997.

(A)	On July 2, 2001, AMF Bowling Worldwide, Inc. and its U.S. Subsidiaries (AMF) filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Code (the Bankruptcy Code). AMF remained in possession of its assets, and managed and operated its businesses as debtor-in-possession under the Bankruptcy Code. Effective March 8, 2002, AMF successfully consummated its plan of reorganization and completed its Chapter 11 reorganization proceeding.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Statements in this annual report on Form 10-K relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s projections, forecasts, estimates and expectations may include factors that are beyond Cadmus’ ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants. Other potential risks and uncertainties include but are not limited to: (1) the overall economic environment in North America, (2) our ability to develop and market new capabilities and services to take advantage of technology changes in the publishing process, especially for scientific, technical and medical journals, (3) significant price pressure in the markets in which we compete, (4) the loss of significant customers or the decrease in demand from customers, (5) our ability to continue to obtain improved efficiencies and lower production costs, (6) adverse changes in our product sales mix, (7) the impact of industry consolidation among key customers, (8) our ability to successfully complete certain consolidation initiatives and effect other restructuring actions, and (9) our ability to operate profitably and effectively with high levels of indebtedness. Other risk factors are detailed from time to time in our Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Cadmus common stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System under the symbol “CDMS.” Information with respect to market prices is presented on page F-1 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.

     As of August 31, 2002, the approximate number of beneficial holders of Cadmus common stock was 3,000, which includes stockholders recorded on security position listings.

     On August 14, 2002, Cadmus declared a regular quarterly cash dividend of $0.05 per share, payable on September 10, 2002, to shareholders of record as of August 26, 2002. Additional information with respect to dividends declared is presented on page F-1 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.

     The amount of any future dividends will depend on general business conditions encountered by Cadmus, as well as the financial condition, earnings and capital requirements of Cadmus, and such other factors as the Board of Directors may deem relevant. For additional information regarding restrictions on payment of dividends, see the Notes to Consolidated Financial Statements referenced in Item 8 of this report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

     The information presented under the caption “Selected Financial Data” on page F-1 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information presented under the caption “Management’s Discussion and Analysis” on pages F-2 through F-9 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For quantitative and qualitative disclosures about market risk, see the Notes to Consolidated Financial Statements (Note 7) referenced in Item 8 of this report on Form 10-K, and the information presented under the captions “Management’s Discussion and Analysis — Liquidity and Capital Resources” and “Management’s Discussion and Analysis — Market Risk” on pages F-8 through F-9 of the 2002 Annual Report to Shareholders, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Cadmus and subsidiaries contained on pages F-11 through F-29 of the 2002 Annual Report to Shareholders are incorporated herein by reference.

     The supplementary data regarding quarterly results presented under the caption “Selected Quarterly Data” on page F-10 of the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information presented under the caption “Change in Certifying Accountant” on page 26 of the Proxy Statement is incorporated herein by reference.

PART III

     Except as otherwise indicated, information called for by the following items under Part III is contained in the Proxy Statement for the Annual Meeting of Cadmus Stockholders (“Proxy Statement”) to be mailed to the Stockholders on or about October 7, 2002.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the directors of Cadmus is contained on pages 7 through 10 of the Proxy Statement and is incorporated herein by reference.

Executive Officers

     For information regarding the executive officers of Cadmus, see “Executive Officers of the Registrant” at the end of Part I of this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information on Executive Compensation is contained on pages 13 through 24 of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on Security Ownership of Certain Beneficial Owners and Management is contained on pages 2 through 5 of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on Certain Relationships and Related Transactions is contained on pages 11 through 13 of the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

     The financial statements incorporated by reference into Item 8 of this report and the financial statement schedule filed as part of this report are listed in the Index to Financial Statements and Schedules on page 16 hereof.

(b) Reports on Form 8-K

     On April 9, 2002, the Company filed a Form 8-K to report that it had terminated the engagement of Arthur Andersen LLP and retained Ernst & Young LLP as its independent public accountants with respect to the audit of Cadmus’ consolidated financial statements for its fiscal year ending June 30, 2002.

     On April 26, 2002, the Company filed a Form 8-K that included its April 25, 2002 press release announcing fiscal 2002 third quarter financial results, as well as a copy of the prepared notes used for remarks made during a conference call to analysts on the same date.

     On June 6, 2002, the Company filed a Form 8-K to report an amendment to the Company’s 1990 Long Term Incentive Stock Plan, extending the term of the plan until June 30, 2003.

     On June 25, 2002, the Company filed a Form 8-K that included its June 24, 2002 press release announcing an amendment to Cadmus’ amended and restated senior bank credit agreement.

(c) Exhibits

     The Exhibits listed in the accompanying “Index of Exhibits” on pages 18 through 21 hereof are filed or incorporated by reference as a part of this report.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of September, 2002.

CADMUS COMMUNICATIONS CORPORATION

/s/ Bruce V. Thomas Bruce V. Thomas President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of the 26th day of September 2002.

Signature		Title

/s/	Bruce V. Thomas Bruce V. Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/	Stephen E. Hare Stephen E. Hare	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*/s/	Martina L Bradford Martina L. Bradford	Director

*/s/	G. Waddy Garrett G. Waddy Garrett	Director

*/s/	Keith Hamill Keith Hamill	Director

*/s/	Edward B. Hutton, Jr. Edward B. Hutton, Jr.	Director

*/s/	Thomas C. Norris Thomas C. Norris	Chairman of the Board

*/s/	Nathu R. Puri Nathu R. Puri	Director

*/s/	John C. Purnell, Jr. John C. Purnell, Jr.	Director

*/s/	Jerry I. Reitman Jerry I. Reitman	Director

*/s/	Russell M. Robinson, II Russell M. Robinson, II	Director

*/s/	James E. Rogers James E. Rogers	Director

*/s/	Wallace Stettinius Wallace Stettinius	Director

*By	/s/ Bruce V. Thomas Bruce V. Thomas Attorney-in-fact

Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 enclosed separately as correspondence with this filing.

CERTIFICATION

I, Bruce V. Thomas, certify that:

1.     I have reviewed this annual report on Form 10-K of Cadmus Communications Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 26, 2002

/s/ Bruce V. Thomas Bruce V. Thomas President and Chief Executive Officer

CERTIFICATION

I, Stephen E. Hare, certify that:

1.     I have reviewed this annual report on Form 10-K of Cadmus Communications Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

September 26, 2002

/s/ Stephen E. Hare Stephen E. Hare Executive Vice President and Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

     The Consolidated Balance Sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 2002 and 2001, and the related Consolidated Statements of Operations, Cash Flows, and Shareholders’ Equity for each of the three years in the period ended June 30, 2002, including the notes thereto, are included on pages F-11 through F-29 of Cadmus’ 2002 Annual Report to Shareholders and are incorporated herein by reference. With the exception of the information incorporated by reference in numbered Items 5, 6, 7 and 8, no other data appearing in the 2002 Annual Report to Shareholders is deemed to be “filed” as part of this Form 10-K. The following additional financial data should be read in conjunction with these consolidated financial statements.

Page

Financial Statement Schedules:
II - Valuation and Qualifying Accounts	17

     All other schedules have been omitted because they are not applicable, because the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

SCHEDULE II

CADMUS COMMUNICATIONS CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions

Reserves and Allowances		Charged to	Charged to
Deducted from Asset	Balance at	Costs and	Other			Balance
Accounts: Allowance	Beginning	Other	Accounts-		Deductions-	at End of
for Doubtful Accounts	of Period	Expenses	Describe		Describe (A)	Period

Years Ended:
June 30, 2000	$3,081	$1,152	$(629	)(B)	$1,257	$2,347
June 30, 2001	2,347	805	(826	)(C)	585	1,741
June 30, 2002	1,741	1,034	—		813	1,962

(A)	Uncollectible accounts charged off, net of recoveries.

(B)	Includes adjustments for the fiscal 2000 sale of Cadmus Direct Marketing and the shutdown of Cadmus Point of Purchase operations.

(C)	Includes adjustments for the fiscal 2001 shutdown of Cadmus Graphic Solutions operations.

		Additions

		Charged to	Charged to
	Balance at	Costs and	Other		Balance
	Beginning	Other	Accounts-	Deductions-	at End of
Restructuring Reserves	of Period	Expenses	Describe	Describe (D)	Period

Years Ended:
June 30, 2000	$—	$36,544	$—	$33,840	$2,704
June 30, 2001	2,704	19,905	—	16,356	6,253
June 30, 2002	6,253	—	—	5,126	1,127

(D)	Restructuring related charges to the reserve.

INDEX OF EXHIBITS

2.1	Stock Purchase Agreement, dated as of April 1, 1999, by and among Cadmus Communications Corporation, Melham U.S. Inc., Purico (IOM) Limited and Paul F. Mack. (1)

2.2	Stock and Note Purchase Agreement, dated as of April 1, 1999, by and among Mack Printing Company, Mack Printing Group, Inc., Science Craftsman Incorporated, Port City Press, Inc., Melham, Inc. and G. S. Mezzanine Partners, L.P., G. S. Mezzanine Partners Offshore, L.P., Stone Street Fund 1997, L.P. and Bridge Street Fund 1997, L.P. (2)

2.3	Asset Purchase Agreement, dated as of February 20, 1999, by and among Washburn Graphics, Inc., Washburn of New York, Inc., Cadmus Communications Corporation and R. R. Donnelley & Sons Company. (3)

The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of any schedules and exhibits to the foregoing exhibits that are not filed herewith in accordance with Item 601(b)(2) of Regulation S-K.

3.1	Restated Articles of Incorporation of Cadmus Communications Corporation, as amended. (4)

3.2	Bylaws of Cadmus Communications Corporation, as amended. (5)

4.5	Senior Subordinated Notes due 2009, Series A and Series B Indenture dated June 1, 1999, among Cadmus Communications Corporation, Cadmus Journal Services, Inc., Washburn Graphics, Inc., American Graphics, Inc., Expert Graphics, Inc., Cadmus Direct Marketing, Inc., Three Score, Inc., Mack Printing Company, Port City Press, Inc., Mack Printing Group, Inc., Science Craftsman Incorporated, each of the Cadmus Communications Corporation’s Restricted Subsidiaries that in the future executes a supplemental indenture in which such Restricted Subsidiary agrees to be bound by the terms of this Indenture as a Guarantor and First Union National Bank. (6)

The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Company that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

4.6	Rights Agreement dated as of February 15, 1999 between Cadmus Communications Corporation and First Union National Bank, as Rights Agent. (7)

4.7	Amendment dated as of February 17, 2000 to Rights Agreement dated as of February 15, 1999 between Cadmus Communications Corporation and First Union National Bank. (8)

10.1	Cadmus Executive Incentive Plan dated November 11, 1997. (9)

10.2	Cadmus Supplemental Executive Retirement Plan, as restated effective July 1, 1992. (10)

10.3	Cadmus 1984 Stock Option Plan. (11)

10.4	Cadmus 1992 Non-Employee Director Stock Compensation Plan. (12)

10.5	Cadmus 1997 Non-Employee Director Stock Compensation Plan, as amended through February 17, 2000. (13)

10.6	Cadmus 1990 Long Term Stock Incentive Plan, as amended effective May 10, 2002, filed herewith.

10.11	Employment Agreement dated as of July 1, 2000 between Cadmus Communications Corporation and Bruce V. Thomas. (14)

10.17	Amended and Restated Purchase and Sale Agreement dated as of May 17, 2000 between the Sellers (named therein), Cadmus Receivables Corp., and Cadmus Communications Corporation, filed herewith.

10.18	Amended and Restated Receivables Purchase Agreement dated as of January 2, 2001 among Cadmus Receivables Corp., as Seller, Cadmus Communications Corporation, as Master Servicer, Blue Ridge Asset Funding Corporation, as Purchaser and Wachovia Bank, N.A., as Agent, filed herewith.

10.18.1	Amendment No. 1 dated as of October 24, 2001 to Amended and Restated Receivables Purchase Agreement dated as of January 2, 2001, filed herewith.

10.19	Retirement Agreement dated as of May 10, 2000 between Cadmus Communications Corporation and C. Stephenson Gillispie. (15)

10.20	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Wayne B. Luck. (16)

10.22	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Bruce G. Willis. (17)

10.24	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and David J. Hajek. (18)

10.25	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Gerald P. Lux, Jr. (19)

10.26	Amendment to Cadmus Supplemental Executive Retirement Plan, as restated, effective June, 1999. (20)

10.28	Series A Preferred Stock Purchase Agreement between XYVISION Enterprises, Inc. and Cadmus Communications Corporation dated as of February 16, 2001. (21)

10.29	$105,000,000 Amended and Restated Credit Agreement dated as of July 21, 2001 among Cadmus Communications Corporation, the Banks listed therein, Bank of America, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent and Wachovia, N.A., as Agent. (22)

10.30	Swing Line Note pursuant to the Amended and Restated Credit Agreement dated as of June 21, 2001. (23)

10.31	Revolving Credit Note pursuant to the Amended and Restated Credit Agreement dated as of June 21, 2001. (24)

10.31.1	First Amendment dated as of June 21, 2002 to Amended and Restated Credit Agreement dated as of July 21, 2001. (25)

10.32	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Joseph J. Ward. (26)

10.33	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Mark R. Ploucha. (27)

10.34	Employee Retention Agreement dated as of May 9, 2002 between Cadmus Communications Corporation and Stephen E. Hare, filed herewith.

10.35	Employee Retention Agreement dated as of May 9, 2002 between Cadmus Communications Corporation and Lisa S. Licata, filed herewith.

10.36	Employee Retention Agreement dated as of July 1, 2000 between Cadmus Communications Corporation and Bruce V. Thomas. (28)

10.37	Non-Qualified Savings Plan, as adopted effective March 15, 2002. (29)

13.	Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2002 which are incorporated by reference in this Annual Report on Form 10-K, filed herewith.

21.	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of Ernst & Young LLP, filed herewith.

23.2	Notice Regarding Lack of Consent of Arthur Andersen LLP, filed herewith.

24.	Powers of Attorney, filed herewith.

1.	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 1, 1999 (Commission File No. 0-12954).

2.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 1, 1999 (Commission File No. 0-12954).

3.	Incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated March 1, 1999 (Commission File No. 0-12954).

4.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954).

5.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954).

6.	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed July 19, 1999 (Commission File No. 333-83121).

7.	Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A12G filed February 11, 1999 (Commission File No. 0-12954).

8.	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 17, 2000 (Commission File No. 0-12954).

9.	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-12954).

10.	Incorporated by reference to Exhibit 10.2 to the Company’s Form SE dated September 25, 1992.

11.	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1985 (Commission File No. 0-12954).

12.	Incorporated by reference to Exhibit 10.5 to the Company’s Form SE dated September 25, 1992.

13.	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

14.	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 0-12954).

15.	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

16.	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

17.	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

18.	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

19.	Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

20.	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

21.	Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (Commission File No. 0-12954).

22.	Incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K dated July 13, 2001 (Commission File No. 0-12954).

23.	Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K dated July 13, 2001 (Commission File No. 0-12954).

24.	Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K dated July 13, 2001 (Commission File No. 0-12954).

25.	Incorporated by reference to Exhibit 10.31.1 to the Company’s Current Report on Form 8-K dated June 21, 2002 (Commission File No. 0-12954).

26.	Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 0-12954).

27.	Incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K dated July 13, 2001 (Commission File No. 0-12954).

28.	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

29.	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed March 15, 2002 (Commission File No. 333-84390).

Copies of exhibits listed above may be obtained by writing to Stephen E. Hare, Executive Vice President and Chief Financial Officer, at 1801 Bayberry Court, Suite 200, Richmond, Virginia 23226.