Form 10-Q/A
period 2002-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2002-09-27
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
Amendment No. 1

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to

Commission File Number 000-12954

CADMUS COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1274108

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1801 Bayberry Court, Suite 200
Richmond, Virginia 23226
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code:
(804) 287-5680

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2002.

Class	Outstanding at April 30, 2002

Common Stock, $.50 Par Value	8,975,092

Explanation for Technical Revision to Filed Form 10-Q

     This Amendment No. 1 to the Form 10-Q of Cadmus Communications Corporation (the “Company”) for the quarter ended March 31, 2002, is being filed solely to make a technical revision to the fiscal 2001 accounting treatment of the January 2002 sale of the Company’s Atlanta-based Creative Marketing division. This technical revision has no impact on the Company’s reported net income (loss) for any period.

     The Company sold its Creative Marketing division in January 2002. In accordance with generally accepted accounting principles, the Company has treated the results of operations of the Creative Marketing division as a discontinued operation for fiscal 2002. The Company has determined, however, not to reclassify the results of the Creative Marketing division as a discontinued operation for fiscal 2001, because the changes that would result from such a reclassification would not be material. (See Note 3 (and the comparison table included therein) to the consolidated financial statements contained in Item 1 of this Amendment and the discussion of “Discontinued Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies” in Item 2 of this Amendment for a further explanation of the Company’s decision not to reclassify fiscal year 2001 results.)

     The Form 10-Q previously filed by the Company for the quarter ended March 31, 2002, did reclassify the Company’s fiscal 2001 results of operations by treating the Creative Marketing division’s results as discontinued operations for that prior fiscal year. The sole purpose of this Amendment is to revise that accounting treatment and conform the previously filed Form 10-Q to the Company’s decision not to reclassify its fiscal 2001 results of operations based on the sale of its Creative Marketing division.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
INDEX

		Page Number

Part I	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets — March 31, 2002 (unaudited) and June 30, 2001	3

	Condensed Consolidated Statements of Income (unaudited) — Three and Nine Months Ended March 31, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine Months Ended March 31, 2002 and 2001	5

	Condensed Consolidated Statements of Shareholders’ Equity — March 31, 2002 (unaudited) and June 30, 2001	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	June 30,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,643	$3,130
Accounts receivable, net of allowance for doubtful accounts	30,034	33,662
Inventories	19,654	24,863
Deferred income taxes	3,641	5,690
Prepaid expenses and other	4,461	5,922

Total current assets	59,433	73,267
Property, plant, and equipment (net of accumulated depreciation of $131,350 at March 31, 2002 and $129,663 at June 30, 2001)	126,088	138,002
Goodwill and other intangibles, net	168,804	172,436
Other assets	13,217	13,723

TOTAL ASSETS	$367,542	$397,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$2,572
Accounts payable	36,293	28,021
Accrued expenses	29,392	32,580
Restructuring reserves	1,815	6,253

Total current liabilities	67,500	69,426
Long-term debt, less current maturities	153,108	180,415
Other long-term liabilities	28,845	29,823
Deferred income taxes	7,321	8,206

Total liabilities	256,774	287,870

Shareholders’ equity:
Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares-8,975,092 at March 31, 2002 and 8,937,592 at June 30, 2001)	4,487	4,469
Capital in excess of par value	67,693	67,363
Retained earnings	39,181	38,319
Accumulated other comprehensive loss	(593)	(593)

Total shareholders’ equity	110,768	109,558

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$367,542	$397,428

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net sales	$112,656	$135,617	$338,259	$404,539

Operating expenses:
Cost of sales	91,989	112,737	277,712	332,371
Selling and administrative	13,304	15,849	40,487	44,061
Restructuring and other charges		15,490	—	17,896

	105,293	144,076	318,199	394,328

Operating income (loss)	7,363	(8,459)	20,060	10,211

Interest and other expenses:
Interest	3,773	4,833	12,107	14,974
Securitization costs	220	663	911	2,233
Other, net	72	(21)	230	(90)

	4,065	5,475	13,248	17,117

Income (loss) from continuing operations before taxes	3,298	(13,934)	6,812	(6,906)
Income tax expense (benefit)	1,750	(4,390)	3,372	(1,473)

Income (loss) from continuing operations	1,548	(9,544)	3,440	(5,433)
Income (loss) from discontinued operations, net of tax	(1,205)	—	(1,236)	—

Net income (loss)	$343	$(9,544)	$2,204	$(5,433)

Earnings per share – basic:
Income (loss) from continuing operations	.17	(1.07)	.38	(.61)
Income (loss) from discontinued operations	(.13)	—	(.14)	—

Net income (loss)	$.04	$(1.07)	$.24	$(.61)

Weighted-average common shares outstanding	8,960	8,938	8,953	8,938

Earnings per share – diluted:
Income (loss) from continuing operations	.17	(1.07)	.38	(.61)
Income (loss) from discontinued operations	(.13)	—	(.14)	—

Net income (loss)	$.04	$(1.07)	$.24	$(.61)

Weighted-average common shares outstanding	9,053	8,938	9,019	8,938

Cash dividends per common share	$.05	$.05	$.15	$.15

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,

	2002	2001

Operating Activities
Net income (loss)	$2,204	$(5,433)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,182	19,783
Loss on disposal of discontinued operations, net of tax	1,205	—
Restructuring and other charges	—	17,896
Other, net	682	(2,438)

	23,273	29,808

Changes in operating assets and liabilities, excluding acquisitions and dispositions:
Accounts receivable, net	4,620	(5,440)
Inventories	2,752	(748)
Accounts payable and accrued expenses	9,131	7,790
Restructuring reserves (due to cash payments)	(3,928)	(2,786)
Pension payments	(141)	(4,862)
Other, net	924	3,160

	13,358	(2,886)

Net cash provided by operating activities	36,631	26,922

Investing Activities
Purchases of property, plant, and equipment	(8,776)	(13,704)
Proceeds from sales of property, plant, and equipment	3,691	3,174
Investment in unconsolidated business	—	(3,080)
Net proceeds from divested operations	1,500	4,207
Other, net	—	(1,484)

Net cash used in investing activities	(3,585)	(10,887)

Financing Activities
Net payments on receivables securitization program	(4,567)	(2,852)
Repayment of long-term revolving credit facility	(26,400)	(15,300)
Repayment of long-term borrowings	(2,572)	(109)
Dividends paid	(1,342)	(1,342)
Proceeds from exercise of stock options	348	—

Net cash used in financing activities	(34,533)	(19,603)

Decrease in cash and cash equivalents	(1,487)	(3,568)
Cash and cash equivalents at beginning of period	3,130	6,411

Cash and cash equivalents at end of period	$1,643	$2,843

     See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total

Balance at June 30, 2000	8,938	$4,469	$67,363	$46,598	$(488)	$117,942

Net loss	—	—	—	(6,490)	—	(6,490)
Change in minimum pension liability					(105)	(105)

Comprehensive loss						(6,595)

Cash dividends — $.20 per share	—	—	—	(1,789)	—	(1,789)

Balance at June 30, 2001	8,938	$4,469	$67,363	$38,319	$(593)	$109,558
(the following data is unaudited)
Net income (and comprehensive income)				2,204	-—	2,204
Cash dividends — $.15 per share	—	—	—	(1,342)	—	(1,342)
Net shares issued upon exercise of stock options	37	18	330	—	—	348

Balance at March 31, 2002	8,975	$4,487	$67,693	$39,181	$(593)	$110,768

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of Cadmus Communications Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2001.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended March 31, 2002, are not necessarily indicative of results for the entire fiscal year.

Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2.	In July 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus on Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 requires companies to classify as revenues any shipping and handling fees billed to customers. Previously, shipping and postage revenues and shipping and postage expenses were included in cost of sales. All periods presented in the Condensed Consolidated Statements of Income have been reclassified to conform to the current year presentation. The adoption of this standard increased net sales and cost of sales by approximately $10.1 million and $13.7 million for the quarters ended March 31, 2002 and 2001, respectively, and $30.7 million and $40.9 million for the nine months ended March 31, 2002 and 2001, respectively.

3.	In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company early adopted SFAS No. 144 in the third quarter of fiscal 2002. In the third quarter of fiscal 2002, the Company recorded a $1.2 million loss, net of taxes, in connection with the sale of its Atlanta-based Creative Marketing division. The Company has reported the sale as a discontinued operation for fiscal 2002. The Company did not reclassify the results of the Creative Marketing division as a discontinued operation in the prior year because, as displayed in the table below, the changes that would result from a reclassification would not be material to the consolidated financial statements for fiscal 2001. The Creative Marketing division accounted for less than 5% of sales, operating income and income from continuing operations (before restructuring and other charges) for the three- and nine-month periods ended March 31, 2001, respectively. In addition, the impact of reclassifying would have no impact on the Company’s reported net income (loss), compliance with loan covenants or other contractual requirements, and no significant impact on earnings trends. The Company also notes that fiscal year 2001 was audited by Arthur Andersen LLP (“AA”). If the Company were to restate the consolidated financial statements for fiscal 2001 to reflect the Creative Marketing division as a discontinued operation, generally accepted auditing standards would require the Company to either have the firm that initially audited that year audit any adjustments, or have the financial statements for that year reaudited. Given AA’s unavailability to reissue its audit report, a reaudit would be necessary. Since the Company has concluded that the changes would not be material, the Company has determined, and its Audit Committee has concurred, that the benefits, if any, of reauditing fiscal 2001 do not justify the costs of, or the delay associated with, a reaudit.

	Three Months Ended			Nine Months Ended
	March 31, 2001			March 31, 2001

		Income			Income
(In thousands)	Sales	(Loss)	EPS	Sales	(Loss)	EPS

As reported	$135,617	$(9,544)	$(1.07)	$404,539	$(5,433)	$(.61)
Impact of Creative Marketing	3,194	(93)	(.01)	12,184	409	.04

As Adjusted	$132,423	$(9,451)	$(1.06)	$392,355	$(5,842)	$(.65)

4.	Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 93,000 shares and 66,000 shares for the three and nine months ended March 31, 2002, respectively. There were no incremental shares for dilutive stock options for either the three or nine months ended March 31, 2001, respectively.

5.	Components of net inventories at March 31, 2002 and June 30, 2001, were as follows (in thousands):

	March 31,	June 30,
	2002	2001

	(Unaudited)
Raw materials and supplies	$7,977	$9,772
Work in process	10,144	13,613
Finished goods	1,533	1,478

	$19,654	$24,863

6.	The Company is focused around its Publisher Services segment which provides products and services to both not-for-profit societies and commercial publishers in three primary product lines: scientific, technical and medical (“STM”) journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services under the division names of Cadmus Professional Communications, Cadmus Specialty Publications (formerly CadmusMack), and Cadmus Port City Press. In addition, the Company’s Specialty Packaging segment provides high quality specialty packaging, assembly, fulfillment and distribution services to consumer product and other customers.

Other sales and operating income presented in the following table relate to the Company’s Atlanta-based Creative Marketing division, which was divested in the third quarter of fiscal 2002. The Company has reported the sale as a discontinued operation for fiscal 2002. As discussed in Footnote 3, fiscal year 2001 results of operations have not been reclassified to reflect the Company’s Creative Marketing division as a discontinued operation.

The accounting policies for the segments are the same as those described in Note 1 “Significant Accounting Policies” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2001. The Company primarily evaluates the performance of its operating segments based on operating income, excluding amortization of goodwill, gains/losses on sales of assets, and restructuring charges. Intergroup sales are not significant. The Company manages income taxes on a consolidated basis.

Summarized group data is as follows:

	Publisher	Specialty
(In thousands)	Services	Packaging	Other	Total

Three Months Ended March 31, 2002:
Net sales	$98,203	$14,453	$—	$112,656
Operating income	9,365	1,021	—	10,386
Three Months Ended March 31, 2001:
Net sales	$115,162	$17,261	$3,194	$135,617
Operating income	10,645	(338)	(45)	10,262
Nine Months Ended March 31, 2002:
Net sales	$299,097	$39,162	$—	$338,259
Operating income	29,298	1,264	—	30,562
Nine Months Ended March 31, 2001:
Net sales	$345,371	$46,984	$12,184	$404,539
Operating income	36,323	(841)	1,079	36,561

     A reconciliation of group data to consolidated data is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(In thousands)	2002	2001	2002	2001

Earnings from operations:
Reportable group operating income	$10,386	$10,262	$30,562	$36,561
Unallocated shared services and other expenses	(1,835)	(1,969)	(6,525)	(4,670)
Amortization of goodwill	(1,174)	(1,254)	(3,551)	(3,850)
Gain (loss) on sale of fixed assets	(14)	(8)	(426)	66
Restructuring and other charges	—	(15,490)	—	(17,896)
Interest expense, net	(3,773)	(4,833)	(12,107)	(14,974)
Securitization costs	(220)	(663)	(911)	(2,233)
Other	(72)	21	(230)	90

Income (loss) from continuing operations before income taxes	$3,298	$(13,934)	$6,812	$(6,906)

7.	The Company recorded restructuring and other charges totaling $15.5 million ($10.0 million net of taxes) in the third quarter of fiscal 2001. These charges related to the consolidation of the Company’s Atlanta-based packaging logistics operations, the consolidation of two Richmond-based commercial and magazine printing operations and other actions to reduce operating costs. Total restructuring and other costs in the third quarter of fiscal 2001 consisted of asset write-downs of $5.0 million, the write-off of intangible assets related primarily to the Company’s Atlanta-based packaging logistics operation totaling $4.0 million, involuntary termination costs of $2.7 million, contract termination costs of $3.3 million and other post-closure shutdown costs of $0.5 million. Involuntary termination costs related to approximately 200 employees. Year to date restructuring and other charges totaling $17.9 million for fiscal 2001 also included $2.7 million related to the final settlement of certain post-closing contingencies and other facility closure costs associated with the sale of the Company’s Dynamic Diagrams subsidiary.

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

8.	In September 2001, the Company entered into a fixed interest rate to floating interest rate swap agreement covering a notional amount of debt of $35.0 million. This swap was entered into to convert $35.0 million of the 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the counterparty to the swap agreement has an option to terminate the agreement in fiscal 2004. The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 1 and June 1. The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the aforementioned swap agreement resulted in a reduction of interest expense of $0.4 million and $0.6 million for the three and nine-month periods ended March 31, 2002, respectively. Based on the change in rates during the quarter, the interest rate swap agreement had a fair market value to the Company of negative $0.9 million as of March 31, 2002 offset by an equal change in the market value of the underlying debt. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” this swap qualifies as a hedge against the debt. Therefore, its value is recorded in other long-term liabilities with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets. The change in value of the swap has no impact on earnings.

At July 1, 2000, the Company had two fixed-to-floating interest rate swap agreements which, when adjusted to fair value, resulted in a gain of $1.5 million for the nine-month period ended March 31, 2001. The Company terminated these interest rate swap agreements in the second quarter of fiscal 2001.

9.	The Company uses an accounts receivable securitization program to fund some of its working capital requirements. At March 31, 2002 and 2001, approximately $33.4 million and $41.4 million, respectively, of net accounts receivable had been sold by the Company’s wholly-owned, bankruptcy-remote subsidiary to an unrelated third party purchaser under the securitization program. The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank facility.

10.	On June 30, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” which changed the accounting for goodwill and intangible assets. SFAS No. 142 requires that goodwill no longer be amortized. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Annual goodwill impairment losses will be classified as a component of income from continuing operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Headquartered in Richmond, Virginia, Cadmus Communications Corporation (“Cadmus” or the “Company”) provides end-to-end, integrated graphic communications services to professional publishers, not-for-profit societies and corporations. Cadmus is the largest provider of content management and production services to scientific, technical and medical (“STM”) journal publishers in the world, the fourth largest publications printer in North America, and a leading provider of specialty packaging products and services.

The Company is focused around its Publisher Services segment which provides products and services to both not-for-profit societies and commercial publishers in three primary product lines: STM journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services under the division names of Cadmus Professional Communications (“CPC”), Cadmus Specialty Publications (formerly CadmusMack), and Port City Press. In addition, the Company provides high quality specialty packaging, assembly, fulfillment and distribution services to consumer product and other customers.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

In December 2001, the Securities and Exchange Commission issued Financial Reporting Release No. 60 that requires all companies to include a discussion of critical accounting policies or methods used in the preparation of their financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company considers the following accounting policies to be critical policies which involve various estimation processes:

•	Allowance for doubtful accounts

•	Valuation of intangible assets and goodwill

•	Pension benefits

•	Income taxes

•	Discontinued operations

Allowance for doubtful accounts. Cadmus’ policy with respect to its trade and notes receivable is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of its customers or noteholders to make required payments. The Company’s process to estimate the collectibility of its trade accounts receivable balances consists of two steps. First, the Company evaluates specific accounts for which it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy). In these cases, the Company uses its judgment, based on available facts and circumstances, and records a specific allowance for that customer against the receivable to reflect the amount it expects to ultimately collect. Second, the Company then establishes an additional reserve for all customers based on a range of percentages applied to aging categories, based on management’s best estimate. The Company periodically evaluates the adequacy of its reserves on notes receivable based on the available facts and circumstances at the time. If the financial condition of Cadmus’ customers or noteholders were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

Valuation of intangible assets and goodwill. Through fiscal 2002, the Company amortized costs in excess of fair value of net assets of businesses acquired (goodwill) using the straight-line method over a period not to exceed 40 years. Accordingly, recoverability was reviewed annually or sooner if events or changes in circumstances indicated that the carrying amount may not be recovered. Recoverability is determined by comparing the undiscounted net cash flows of the assets to which the goodwill applied to the net book value, including goodwill, of those assets.

On June 30, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” which changed the accounting for goodwill and intangible assets. SFAS No. 142 requires that goodwill no longer be amortized. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Annual goodwill impairment losses will be classified as a component of income from continuing operations.

The Company is required to adopt SFAS No. 142 on July 1, 2002 and perform a fair market valuation analysis of goodwill as of the same date. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment. The Company expects to perform the required impairment tests of goodwill to identify whether an impairment exists under this statement by the end of the first quarter of fiscal 2003. Based on steps the Company has taken to prepare for the adoption of SFAS No. 142, the Company anticipates that between $45 million and $60 million of the goodwill related to the Publisher Services business will be impaired using the impairment test required by SFAS No. 142. Any impairment charge resulting from these transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle in the first quarter of fiscal 2003. At March 31, 2002, the Company had $168.8 million in goodwill and other intangible assets.

Pension and other post retirement benefits. The Company sponsors pension and other postretirement plans covering employees who meet eligibility requirements. Several statistical and other factors which attempt to anticipate future events are used to calculate the expense and liability related to the plans. These factors include assumptions determined by the Company about the discount rate, expected return on plan assets, and rate of future compensation increases. In addition, the Company’s actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate the impact of these trends on expense and liability amounts. The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While the Company believes its assumptions are appropriate, significant differences in actual experience or significant changes in the Company’s assumptions may materially affect its pension and other postretirement obligations and its future expense.

Income Taxes. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which the Company operates. In addition to estimating the actual current tax liability, the Company must assess future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and operating loss carryforwards. Such differences result in deferred tax assets and liabilities, which are recorded on the Company’s Consolidated Balance Sheets. Management then assesses the likelihood that deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not considered likely, establishes a valuation allowance against those assets. The valuation allowance is based on estimates of future taxable income by jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable. Judgment is involved in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets.

To the extent that actual results differ from management’s estimates, new information results in changes to estimates, or there is a material change in the actual tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company may need to establish an additional valuation allowance or adjust the effective tax rate which could materially impact the Company’s financial position and results of operations.

Discontinued Operations. In the third quarter of fiscal 2002, the Company recorded a $1.2 million loss, net of taxes, in connection with the sale of its Atlanta-based Creative Marketing division. The Company has reported the sale as a discontinued operation for fiscal 2002. The Company did not reclassify the results of the Creative Marketing division as a discontinued operation in the prior year because, as displayed in the table below, the changes that would result from a reclassification would not be material to the consolidated financial statements for fiscal 2001. The Creative Marketing division accounted for less than 5% of sales, operating income and income from continuing operations (before restructuring and other charges) for the three- and nine-month periods ended March 31, 2001, respectively. In addition, the impact of reclassifying would have no impact on the Company’s reported net income (loss), compliance with loan covenants or other contractual requirements, and no significant impact on earnings trends. The Company also notes that fiscal year 2001 was audited by Arthur Andersen LLP (“AA”). If the Company were to restate the consolidated financial statements for fiscal 2001 to reflect the Creative Marketing division as a discontinued operation, generally accepted auditing standards would require the Company to either have the firm that initially audited that year audit any adjustments, or have the financial statements for that year reaudited. Given AA’s unavailability to reissue its audit report, a reaudit would be necessary. Since the Company has concluded that the changes would not be material, the Company has determined, and its Audit Committee has concurred, that the benefits, if any, of reauditing fiscal 2001 do not justify the costs of, or the delay associated with, a reaudit.

	Three Months Ended			Nine Months Ended
	March 31, 2001			March 31, 2001

		Income			Income
(In thousands)	Sales	(Loss)	EPS	Sales	(Loss)	EPS

As reported	$135,617	$(9,544)	$(1.07)	$404,539	$(5,433)	$(.61)
Impact of Creative Marketing	3,194	(93)	(.01)	12,184	409	.04

As Adjusted	$132,423	$(9,451)	$(1.06)	$392,355	$(5,842)	$(.65)

RESULTS OF OPERATIONS
 Results of operations for the current and prior periods reflect the adoption of Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” as set forth by the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board in July 2000. EITF 00-10 requires companies to classify as revenues any shipping and handling fees billed to customers. Previously, shipping and postage revenues and shipping and postage expenses were included in cost of sales.

The following table presents the major components of the Condensed Consolidated Statements of Income as a percent of net sales for the three and nine-month periods ended March 31, 2002 and 2001, respectively. Results of operations for fiscal 2002 reflect the Company’s sale of its Atlanta-based Creative Marketing operation in January 2002, which has been reported as a discontinued operation. As discussed above, fiscal year 2001 results of operations have not been reclassified to reflect the Company’s Creative Marketing division as a discontinued operation.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.7	83.1	82.1	82.2

Gross profit	18.3	16.9	17.9	17.8
Selling and administrative expenses	11.8	11.7	12.0	10.9
Restructuring and other charges	—	11.4	—	4.4

Operating income	6.5	(6.2)	5.9	2.5
Interest expense	3.3	3.6	3.6	3.7
Securitization costs	0.2	0.5	0.2	0.5
Other, net	0.1	—	0.1	—

Income (loss) from continuing operations, before taxes	2.9	(10.3)	2.0	(1.7)
Income tax expense (benefit)	1.5	(3.3)	1.0	(0.4)

Income (loss) from continuing operations	1.4	(7.0)	1.0	(1.3)
Income (loss) from discontinued operations, net of tax	(1.1)	—	(0.4)	—

Net income	0.3%	(7.0)%	0.6%	(1.3)%

Net Sales
 Net sales for the third quarter of fiscal 2002 were $112.7 million, compared to $135.6 million in the same quarter last year. These amounts included shipping and postage fees billed to customers totaling $10.1 million and $13.7 million for the three months ended March 31, 2002 and 2001, respectively. Excluding the impact of divested and closed operations, net sales totaled $122.7 million for the third quarter of fiscal 2001. For the first nine months of fiscal 2002, net sales totaled $338.3 million, compared to $404.5 million in the prior year. These amounts included shipping and postage fees billed to customers totaling $30.7 million and $40.9 million for the nine months ended March 31, 2002 and 2001, respectively. Adjusted for divested and closed operations, net sales were $359.3 million for the nine months ended March 31, 2001.

Net sales in the Publisher Services segment, which includes the STM journal services, special interest magazines and books and directories divisions, were $98.2 million in the third quarter of fiscal 2002 compared to $115.2 million in the corresponding period of the prior year. These amounts included shipping and postage fees billed to customers totaling $9.4 million and $12.4 million for the three months ended March 31, 2002 and 2001, respectively. Excluding the impact of operations that were divested or closed in fiscal 2001, net sales for the Publisher Services segment were $108.8 million in the third quarter of fiscal 2001. For the nine months ended March 31, 2002, net sales in the Publisher Services segment were $299.1 million compared to $345.4 million in the corresponding period of fiscal 2001. These amounts included shipping and postage fees billed to customers totaling $28.5 million and $37.4 million for the nine months ended March 31, 2002 and 2001, respectively. Excluding the impact of operations that were divested or closed in fiscal 2001, net sales for the Publisher Services segment totaled $321.8 million for the nine-month period ended March 31, 2001. Within the Publisher Services segment, net sales for CPC declined for the three- and nine-month periods ended March 31, 2002 compared to the prior year. The decline in CPC net sales was attributable to volume and pricing pressures resulting from customer consolidation in the STM market and lower paper prices. Net sales for CadmusMack declined for both the three- and nine-month periods ended March 31, 2002, respectively, compared to fiscal 2001, due to continued softness in advertising pages, lower paper prices and general industry overcapacity in the special interest magazine market. Port City Press also experienced a decline in net sales for the third quarter of fiscal 2002 and for the nine months ended March 31, 2002 compared to the prior year, primarily as a result of competitive pricing pressures, a temporary decline in sales to a major customer and lower paper prices.

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

Net sales for the Company’s Creative Marketing operation, which was sold in January 2002, totaled $3.2 million and $12.2 million for the three- and nine-month periods ended March 31, 2001, respectively. As discussed above, the Company has reported fiscal 2002 results for Creative Marketing as a discontinued operation.

Gross Profit
 Gross profit increased to 18.3% of net sales for the third quarter of fiscal 2002, compared to 16.9% of net sales for the third quarter of fiscal 2001, and increased to 17.9% of net sales for the first nine months of fiscal 2002, compared to 17.8% of net sales for the same period of fiscal 2001. The margin improvement was attributable to company-wide cost reduction efforts, improvement in facility efficiencies, improved offshore workflows within the Publisher Services segment and favorable product mix within the Specialty Packaging division.

Selling and Administrative Expenses
 Selling and administrative expenses were 11.8% of net sales for the third quarter of fiscal 2002, compared to 11.7% for the same period of the prior year. For the first nine months of fiscal 2002, selling and administrative expenses were 12.0% of net sales compared to 10.9% of net sales in the corresponding period of the prior year. The increased ratios reflected the impact of declining sales in fiscal 2002 and the effects in fiscal 2001 of (i) a $1.5 million gain recognized under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and (ii) a $0.7 million gain resulting from the demutualization of one of the Company’s insurance providers. Excluding these special one-time gains, selling and administrative expenses would have been 11.9% and 11.4% of net sales for the three and nine-month periods ended March 31, 2001, respectively.

Restructuring and Other Charges
 The Company recorded restructuring and other charges totaling $15.5 million ($10.0 million net of taxes) in the third quarter of fiscal 2001. These charges related to the consolidation of the Company’s Atlanta-based packaging logistics operations, the consolidation of two Richmond-based commercial and magazine printing operations and other actions to reduce operating costs. Total restructuring and other costs in the third quarter of fiscal 2001 consisted of asset write-downs of $5.0 million, the write-off of intangible assets related primarily to the Company’s Atlanta-based packaging logistics operation totaling $4.0 million, involuntary termination costs of $2.7 million, contract termination costs of $3.3 million and other post-closure shutdown costs of $0.5 million. Involuntary termination costs related to approximately 200 employees. Year to date restructuring and other charges totaling $17.9 million for fiscal 2001 also included $2.7 million related to the final settlement of certain post-closing contingencies and other facility closure costs associated with the sale of the Company’s Dynamic Diagrams subsidiary.

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

Operating Income
 The Company recorded operating income of $7.4 million for the third quarter of fiscal 2002 compared to an operating loss of $8.5 million in the same quarter of the prior year. Operating income for the first nine months of fiscal 2002 was $20.1 million, compared to $10.2 million for the comparable period of fiscal 2001. Excluding restructuring and other charges in fiscal 2001, operating income improved to 6.5% of net sales for the third quarter of fiscal 2002 compared to 5.2% of net sales for the corresponding period of the prior year. For the nine months ended March 31, 2002, operating income totaled 5.9% of net sales compared to 6.9% in fiscal 2001, excluding restructuring and other charges. Company-wide cost reduction efforts and improved facility efficiencies led to improvements in operating income for the quarter serving to offset continued reduction in advertising pages and pricing pressures which negatively impacted year to date results.

Interest and Other Expenses
 Interest expense and securitization costs in the third quarter of fiscal 2002 declined to $4.0 million compared to $5.5 million in the prior year. For the first nine months of fiscal 2002, interest expense and securitization costs declined to $13.0 million from $17.2 million for the comparable period in the prior year. The decrease in interest expense was due to lower debt levels and lower year-over-year short-term interest rates.

Income Taxes
 The Company recognized income tax expense (benefits) for the three and nine-month periods of fiscal 2002 and 2001, respectively, at the effective tax rates indicated below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Effective income tax expense (benefit) rate	53.1%	(31.5)%	49.5%	(21.3)%

The variation in rates from statutory rates was primarily attributable to the impact of non-tax deductible goodwill amortization. The 53.1% tax rate for the third quarter of fiscal 2002 was due to a cumulative adjustment to increase the effective tax rate for the first nine months to a revised estimated tax rate of 49.5% for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
 Net cash provided by operating activities for the first nine months of fiscal 2002 totaled $36.6 million, compared to $26.9 million for the first nine months of fiscal 2001. This $9.7 million increase was primarily attributable to reduced working capital requirements as a result of inventory reduction initiatives, collection efforts and lower net sales which reduced accounts receivable, a $4.7 million decrease in cash contributions to the Company’s pension plan, and a $1.0 million Federal income tax refund. This increase was partially offset by a $1.1 million increase in restructuring payments made during fiscal 2002.

Investing Activities
 Net cash used in investing activities was $3.6 million for the first nine months of fiscal 2002 compared to $10.9 million in the prior year. Capital expenditures for the first nine months of fiscal 2002 totaled $8.8 million compared to $13.7 million for the corresponding period of the prior year, and included investments primarily in an 8-unit sheetfed press, digital prepress equipment, new business and manufacturing systems, and building improvements. Reported capital expenditures in fiscal 2002 do not reflect the impact of transferred and redeployed production equipment as a result of the Company’s consolidation of its operations in fiscal 2001 and 2002. Proceeds from the sale of property, plant and equipment in fiscal 2002 totaled $3.7 million, and related primarily to the sale of a composition facility located in Akron, Pennsylvania, a press at the Company’s Charlotte facility, and a warehouse facility located in Lancaster, Pennsylvania. Net proceeds from divested operations totaled $1.5 million and related to the sale of the Company’s Atlanta-based Creative Marketing division.

Proceeds from the sale of property, plant and equipment of $3.2 million in fiscal 2001 related primarily to the sale of a press and building related to the Company’s former point of purchase division. Net proceeds from divested operations totaled $4.2 million in fiscal 2001 and related to the sale of the Company’s Dynamic Diagrams division. The Company also made a strategic investment of $3.1 million in Xyvision Enterprise Solutions, Inc., a developer of XML content management and publishing software, in fiscal 2001.

The Company estimates that capital expenditures for fiscal 2002 will be approximately $15 million.

Financing Activities
 Net cash used in financing activities was $34.5 million for the first nine months of fiscal 2002 compared to $19.6 million for the first nine months of fiscal 2001. Cash provided by operating activities was used to pay down $26.4 million on the Company’s revolving credit facility, to pay off a $2.6 million mortgage on the Company’s Lancaster facility and to fund $1.3 million in dividend payments. The Company also received $0.4 million in proceeds from the exercise of stock options. Lower sales and funding rates at March 31, 2002 combined with the removal of receivables from the securitization program for closed operations resulted in a reduction of $4.6 million in funding under the Company’s receivables securitization program.

In September 2001, the Company entered into a fixed interest rate to floating interest rate swap agreement covering a notional amount of debt of $35.0 million. This swap was entered into to convert $35.0 million of the 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the counterparty to the swap agreement has an option to terminate the agreement in fiscal 2004. The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 1 and June 1. The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the aforementioned swap agreement resulted in a reduction of interest expense of $0.4 million and $0.6 million for the three and nine-month periods ended March 31, 2002, respectively. Based on the change in rates during the quarter, the interest rate swap agreement had a fair market value to the Company of negative $0.9 million as of March 31, 2002 offset by an equal change in the market value of the underlying debt. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” this swap qualifies as a hedge against the debt. Therefore, its value is recorded in other liabilities with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets. The change in value of the swap has no impact on earnings.

For the nine months ended March 31, 2001, the Company utilized cash provided by operations to pay down $15.3 million in debt and to fund $1.3 million in dividend payments. At March 31, 2001 there was a reduction of $2.9 million in funding under the Company’s receivables securitization program.

Long-term debt at March 31, 2002, was $153.1 million, down $29.9 million from $183.0 million at June 30, 2001. The Company’s debt to capital ratio, defined as long-term debt as a percentage of total long-term debt plus total shareholder’s equity, was 58.0% at March 31, 2002, down from 62.6% at June 30, 2001, primarily due to the reduction in overall debt levels.

The Company uses an accounts receivable securitization program to fund some of its working capital requirements. At March 31, 2002 and 2001, approximately $33.4 million and $41.4 million, respectively, of net accounts receivable had been sold by the Company’s wholly-owned, bankruptcy-remote subsidiary to an unrelated third party purchaser under the securitization program. The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank facility.

The primary cash requirements of the Company are for debt service, capital expenditures, and working capital. The primary sources of liquidity are cash flow provided by operations and unused capacity under the Company’s senior credit and receivables securitization facilities. The future operating performance and the ability to service or refinance the Company’s debt depends on the ability to implement the business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company. The Company believes that these sources will provide sufficient liquidity and capital resources to meet its operating requirements for capital expenditures and working capital requirements.

Statements contained in this report relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s projections, forecasts, estimates and expectations may include factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants. Other potential risks and uncertainties include but are not limited to: (1) the overall economic environment in North America, (2) our ability to develop and market new capabilities and services to take advantage of technology changes in the publishing process, especially for scientific, technical and medical journals, (3) significant price pressure in the markets in which we compete, (4) the loss of significant customers or the decrease in demand from customers, (5) our ability to continue to obtain improved efficiencies and lower production costs, (6) adverse changes in our product sales mix, (7) the impact of industry consolidation among key customers, (8) our ability to successfully complete certain consolidation initiatives and effect other restructuring actions, and (9) our ability to operate profitably and effectively with high levels of indebtedness. Other risk factors are detailed from time to time in our Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION

Date:	September 26, 2002

/s/ Bruce V. Thomas

Bruce V. Thomas President and Chief Executive Officer

Date:	September 26, 2002

/s/ Stephen E. Hare

Stephen E. Hare Executive Vice President and Chief Financial Officer

Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 enclosed separately as correspondence with this filing.