Form 10-Q
period 2002-09-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2002-11-13
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2002.

Class	Outstanding at October 31, 2002

Common Stock, $.50 Par Value	9,007,092

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2002	June 30, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,537	$1,196
Accounts receivable, net	30,812	34,845
Inventories	20,717	19,545
Deferred income taxes	3,516	3,653
Prepaid expenses and other	5,157	4,791

Total current assets	61,739	64,030
Property, plant, and equipment (net of accumulated depreciation of $138,739 at September 30, 2002 and $135,921 at June 30, 2002)	121,833	124,040
Goodwill and other intangibles, net	111,487	167,788
Other assets	14,767	13,737

TOTAL ASSETS	$309,826	$369,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,459	$38,322
Accrued expenses and other current liabilities	25,197	24,966
Restructuring reserve	891	1,127

Total current liabilities	62,547	64,415
Long-term debt, less current maturities	155,095	157,246
Other long-term liabilities	29,380	29,300
Deferred income taxes	6,007	7,120

Total liabilities	253,029	258,081
Shareholders’ equity:
Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares - 9,007,092 at September 30, 2002 and 8,992,092 at June 30, 2002)	4,503	4,496
Capital in excess of par value	67,957	67,805
Unearned compensation	(173)	(77)
Retained earnings (deficit)	(14,498)	40,282
Accumulated other comprehensive loss	(992)	(992)

Total shareholders’ equity	56,797	111,514

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$309,826	$369,595

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,

	2002	2001

Net sales	$105,425	$111,249

Operating expenses:
Cost of sales	85,482	92,483
Selling and administrative	12,747	11,711
Amortization	—	1,203

	98,229	105,397

Operating income	7,196	5,852
Interest and other expenses:
Interest	3,763	4,379
Securitization costs	188	383
Other, net	62	72

	4,013	4,834

Income from continuing operations before income taxes	3,183	1,018
Income tax expense	1,210	457

Income from continuing operations	1,973	561
(Loss) from discontinued operations	—	(39)
Cumulative effect of a change in accounting principle	(56,301)	—

Net income (loss)	$(54,328)	$522

Earnings per share – basic:
Income from continuing operations	$.22	$.06
Loss from discontinued operations	—	—
Cumulative effect of a change in accounting principle	(6.25)	—

Net income (loss) per share	$(6.03)	$.06

Weighted-average common shares outstanding	9,005	8,944

Earnings per share – diluted:
Income from continuing operations	$.22	$.06
Loss from discontinued operations	—	—
Cumulative effect of a change in accounting principle	(6.24)	—

Net income (loss) per share	$(6.02)	$.06

Weighted-average common shares outstanding	9,030	9,009

Cash dividends per common share	$.05	$.05

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,

	2002	2001

Operating Activities
Net income (loss)	$(54,328)	$522
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,913	6,337
Cumulative effect of a change in accounting principle for goodwill	56,301	—
Other, net	(976)	69

	5,910	6,928

Changes in assets and liabilities, excluding debt:
Accounts receivable, net	4,889	(2,746)
Inventories	(1,172)	(290)
Accounts payable and accrued expenses	1,463	9,667
Restructuring payments	(207)	(2,124)
Pension payments	(3,513)	(22)
Other, net	869	991

	2,329	5,476

Net cash provided by operating activities	8,239	12,404

Investing Activities
Purchases of property, plant, and equipment	(2,768)	(2,334)
Proceeds from sales of property, plant, and equipment	33	635

Net cash used in investing activities	(2,735)	(1,699)

Financing Activities
Repayment of long-term revolving credit facility	(3,900)	(5,400)
Net payments on receivables securitization program	(856)	(4,615)
Dividends paid	(452)	(447)
Proceeds from exercise of stock options	45	152

Net cash used in financing activities	(5,163)	(10,310)

Increase in cash and cash equivalents	341	395
Cash and cash equivalents at beginning of period	1,196	3,130

Cash and cash equivalents at end of period	$1,537	$3,525

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

(in thousands)	Common Stock		Capital in Excess of Par Value	Unearned Income	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total

	Shares	Par Value

Balance at June 30, 2001	8,938	$4,469	$67,363	$—	$(593)	$38,319	$109,558
Net income	—	—	—	—		3,755	3,755
Change in minimum pension liability net of $266 in deferred taxes	—	—	—	—	(399)	—	(399)

Comprehensive income							3,356

Cash dividends - $.20 per share	—	—	—	—	—	(1,792)	(1,792)
Shares issued upon exercise of stock options	39	20	347	—	—	—	367
Restricted stock award	15	7	95	(77)	—	—	25

Balance at June 30, 2002 (the following data is unaudited)	8,992	4,496	67,805	(77)	(992)	40,282	111,514
Net loss (and comprehensive loss)	—	—	—	—	—	(54,328)	(54,328)
Cash dividends - $.05 per share	—	—	—	—	—	(452)	(452)
Shares issued upon exercise of stock options	5	2	43	—	—	—	45
Restricted stock award	10	5	109	(96)	—	—	18

Balance at September 30, 2002	9,007	$4,503	$67,957	$(173)	$(992)	$(14,498)	$56,797

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.

The accompanying unaudited consolidated financial statements of Cadmus Communications Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission.  They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2002.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included.  The results of operations for the period ended September 30, 2002, are not necessarily indicative of results for the entire fiscal year.

Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2.

Through fiscal 2002, the Company amortized costs in excess of fair value of net assets of businesses acquired (goodwill) using the straight-line method over a period not to exceed 40 years.  Accordingly, recoverability was reviewed annually or sooner if events or changes in circumstances indicated that the carrying amount might not be recovered.  Recoverability was determined by comparing the undiscounted net cash flows of the assets to which the goodwill applied to the net book value, including goodwill, of those assets.  The Company had $111.5 million of goodwill and other intangible assets at September 30, 2002, and $167.8 million at June 30, 2002.  Accumulated amortization at September 30, 2002 and June 30, 2002 was $9.7 million and $13.4 million, respectively.

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and to perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to estimated fair values.  In completing the transitional impairment test required by SFAS No. 142, the Company tested the net goodwill balances attributable to each of its reporting units for indications of impairment by comparing the fair value of each reporting unit to its carrying value.  Fair value was determined using discounted cash flow estimates for each reporting unit in accordance with the provisions of SFAS No. 142.  Based on these impairment tests as of July 1, 2002, the Company determined that goodwill related entirely to its Specialty Publications reporting unit (special interest magazines) within the Publisher Services segment was impaired.  As a result, the Company recorded an impairment charge of $56.3 million in the first quarter of fiscal 2003.  This charge is reflected as a cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statements of Income.

The following summary presents the Company’s unaudited consolidated net income (loss) and diluted earnings per share for the three months ended September 30, 2002 and its unaudited pro forma consolidated net income and diluted earnings per share for the three months ended September 30, 2001.

	Three Months Ended September 30, (unaudited)

	2002	2001 (proforma)

Reported income from continuing operations	$1,973	$561
Add back: goodwill amortization	—	1,203

Adjusted income from continuing operations	1,973	1,764
(Loss) from discontinued operations	—	(39)
Cumulative effect of a change in accounting principle	(56,301)	—

Adjusted net income (loss)	$(54,328)	$1,725

Earnings per share – diluted:
Reported income from continuing operations	$.22	$.06
Add back: goodwill amortization	—	.14

Adjusted income from continuing operations	.22	.20
(Loss) from discontinued operations	—	(.01)
Cumulative effect of a change in accounting principle	(6.24)	—

Adjusted net income (loss) per share	$(6.02)	$.19

3.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company adopted SFAS No. 144 in the third quarter of fiscal 2002 in connection with the sale of its Atlanta-based Creative Marketing division.  As a result, the Company has reclassified the results of its Creative Marketing division as a discontinued operation for fiscal 2002.

4.

Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue.  Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon exercise of dilutive stock options.  Incremental shares for dilutive stock options (computed under the treasury stock method) were 25,000 and 65,000 for the three months ended September 30, 2002 and 2001, respectively.

5.	Components of net inventories at September 30, 2002 and June 30, 2002, were as follows (in thousands):

	September 30, 2002	June 30, 2002

	(unaudited)
Raw materials and supplies	$8,231	$8,829
Work in process	10,720	9,424
Finished goods	1,766	1,292

	$20,717	$19,545

6.	Long-term debt at September 30, 2002 and June 30, 2002, consisted of the following (in thousands):

	September 30, 2002	June 30, 2002

	(unaudited)
Senior bank credit facility, due 2004	$21,400	$25,300
9.75% Senior subordinated notes, due 2009	125,000	125,000
11.5% Subordinated promissory notes, due 2010	6,415	6,415
Fair market value of interest rate swap agreement	2,280	531

Total long-term debt	$155,095	$157,246

7.

The Company is focused around its Publisher Services segment which provides products and services to both not-for-profit and commercial publishers in three primary product lines:  scientific, technical and medical (“STM”) journals, special interest and trade magazines, and books and directories.  Publisher Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services under the division names of Cadmus Professional Communications, Cadmus Specialty Publications (formerly CadmusMack), and Cadmus Port City Press.  In addition, the Company’s Specialty Packaging segment provides high quality specialty packaging, assembly, fulfillment and distribution services to consumer product and other customers.

The accounting policies for the segments are the same as those described in Note 1 “Significant Accounting Policies” in the Company’s fiscal 2002 Annual Report on Form 10-K.  The Company primarily evaluates the performance of its operating segments based on operating income, excluding amortization of goodwill, gains/losses on sales of assets, and restructuring charges and other charges.  Intergroup sales are not significant.  The Company manages income taxes on a consolidated basis.

Summarized segment data is as follows:
(In thousands)	Publisher Services	Specialty Packaging	Total Segments

Three Months Ended September 30, 2002:
Net sales	$93,156	$12,269	$105,425
Operating income	9,487	273	9,760
Three Months Ended September 30, 2001:
Net sales	$99,586	$11,663	$111,249
Operating income (loss)	9,231	(96)	9,135

A reconciliation of segment data to consolidated data is as follows:

	Three Months Ended September 30,

(In thousands)	2002	2001

Earnings from operations:
Reportable segment operating income	$9,760	$9,135
Amortization of goodwill	—	(1,203)
Unallocated shared services and other expenses	(2,563)	(2,020)
(Loss) on sale of fixed assets	(1)	(60)
Interest expense	(3,763)	(4,379)
Securitization costs	(188)	(383)
Other	(62)	(72)

Income from continuing operations before income taxes	$3,183	$1,018

8.

For the three months ended September 30, 2002, the Company made severance payments totaling $0.2 million to approximately 20 associates, and paid approximately $0.1 million in contract termination and other post-closure shutdown costs.  All restructuring actions are substantially complete.  The $0.9 million restructuring reserve remaining at September 30, 2002 consists of $0.4 million for involuntary termination costs for approximately 20 associates, and $0.5 million for contract termination costs and other post-closure shutdown costs which will be paid out according to contract or severance agreements.

9.

At September 30, 2002, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million.  This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt.  The initial term of this swap agreement expires in 2009, and the bank has an option to terminate the agreement in fiscal 2004.  The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread.  The six-month LIBOR rate is reset each December 1 and June 1.  Based on the change in interest rates during the quarter, the interest rate swap agreement had a positive value to the Company of $2.3 million and $0.5 million as of September 30, 2002 and June 30, 2002, respectively.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” this amount is recorded in other assets with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets.  The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the swap agreement resulted in a $0.3 million and $0.1 million reduction of interest expense for the three-month periods ended September 30, 2002 and 2001, respectively.

10.

The Company uses an accounts receivable securitization program to fund some of its working capital requirements.  At September 30, 2002 and June 30, 2002, approximately $28.7 million and $29.5 million, respectively, of net accounts receivable had been sold by the Company’s wholly owned, bankruptcy-

remote subsidiary to an unrelated third party purchaser under the securitization program.  The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank facility.

11.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company adopted SFAS No. 143 in the first quarter of fiscal 2003.  There was no material effect on the Company’s consolidated results of operations or financial position as a result of adopting this statement.

12.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 in the first quarter of fiscal 2003.  The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated financial position or results of operations.

13.	On November 4, 2002, the Company announced several actions to rationalize capacity and improve utilization in its special-interest magazine operation. Specifically, the Company announced that it will:

	•	close its printing operation at East Stroudsburg, Pennsylvania effective November 4, 2002, and relocate the work produced there to its facilities in Easton, Pennsylvania and Richmond, Virginia;

	•	close its reprint department in Easton, Pennsylvania and transfer this business to the Company’s existing reprint centers in Easton, Maryland and Lancaster, Pennsylvania; and

	•	relocate certain other manufacturing equipment to other facilities within Cadmus to support growth and improve efficiencies in those operations.

These actions will eliminate approximately 200 positions or about 6% of the Company’s total workforce.  The Company plans to record an after-tax restructuring charge to net income in the range of $5 million to $8 million, predominantly in its second fiscal quarter.  The restructuring charge will include approximately $1 million of severance expenses.  The remaining $4 million to $7 million of non-cash charges will relate primarily to the write-down of assets at East Stroudsburg and certain other locations to estimated market values and other non-cash charges in connection with the redeployment of assets within the Publisher Services segment.

In connection with these actions, the Company plans to adopt SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” in the second quarter of fiscal 2003.  SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged, and requires costs associated with exit or disposal activities to be recognized when they are incurred.

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

The Company is focused around its Publisher Services segment which provides products and services to both not-for-profit and commercial publishers in three primary product lines:  STM journals, special interest and trade magazines, and books and directories.  Publisher Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services under the division names of Cadmus Professional Communications, Cadmus Specialty Publications (formerly CadmusMack), and Cadmus Port City Press.  In addition, the Company’s Specialty Packaging segment provides high quality specialty packaging, assembly, fulfillment and distribution services to consumer product and other customers.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
In December 2001, the Securities and Exchange Commission issued Financial Reporting Release No. 60 that requires all companies to include a discussion of critical accounting policies or methods used in the preparation of their financial statements.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Except as noted below, there have been no material changes to the information concerning the Company’s “Application of Critical Accounting Policies” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2002.

Restructuring.  On November 4, 2002, the Company announced several actions to rationalize capacity and improve utilization in its special-interest magazine operation.  Specifically, the Company announced that it will:

•	close its printing operation at East Stroudsburg, Pennsylvania effective November 4, 2002, and relocate the work produced there to its facilities in Easton, Pennsylvania and Richmond, Virginia;

•	close its reprint department in Easton, Pennsylvania and transfer this business to the Company’s existing reprint centers in Easton, Maryland and Lancaster, Pennsylvania; and

•	relocate certain other manufacturing equipment to other facilities within Cadmus to support growth and improve efficiencies in those operations.

These actions will eliminate approximately 200 positions or about 6% of the Company’s total workforce.  The Company plans to record an after-tax restructuring charge to net income in the range of $5 million to $8 million, predominantly in its second fiscal quarter.  The restructuring charge will include approximately $1 million of severance expenses.  The remaining $4 million to $7 million of non-cash charges will relate to the write-down of assets at East Stroudsburg and certain other locations to estimated market values and other non-cash charges in connection with the redeployment of assets within the Publisher Services segment

RESULTS OF OPERATIONS
The following table presents the major components from the Condensed Consolidated Statements of Income as a percent of net sales for the three months ended September 30, 2002 and 2001, respectively.  Results of operations for fiscal 2002 reflect the Company’s sale of its Atlanta-based Creative Marketing operation, which has been reported as a discontinued operation.

	Three Months Ended September 30,

	2002	2001

Net sales	100.0%	100.0%
Cost of sales	81.1	83.1

Gross profit	18.9	16.9
Selling and administrative expenses	12.1	11.6

Operating income	6.8	5.3
Interest expense	3.6	3.9
Securitization costs	0.2	0.4
Other expenses, net	—	0.1

Income from continuing operations before income taxes	3.0	0.9
Income tax expense	1.1	0.4

Income from continuing operations	1.9	0.5
Cumulative effect of a change in accounting principle for goodwill	(53.4)	—

Net income (loss)	(51.5% )	0.5%

Net Sales
Net sales for the first quarter of fiscal 2003 were $105.4 million compared to $111.2 million in the first quarter of fiscal 2002, a decline of 5%.  These amounts included shipping and postage fees billed to customers totaling $8.5 million and $10.1 million for the three months ended September 30, 2002 and 2001, respectively.  Excluding the impact of changes in paper prices and these pass-through costs of shipping and postage, net sales declined 3% over the prior year.

Publisher Services segment (STM journals, special interest magazines, and professional books and directories) net sales for the first quarter of fiscal 2003 totaled $93.2 million compared to $99.6 million in the prior year.  These amounts included shipping and postage fees billed to customers totaling $8.1 million and $9.7 million for the three months ended September 30, 2002 and 2001, respectively.  Excluding the impact of changes in paper prices and these pass-through costs of shipping and postage, net sales declined 4% over the prior year.  Growth in STM services in this segment was offset by continued decline in page counts in many of the Company’s magazine print titles as well as volume and pricing pressures in the magazine market.

Specialty Packaging net sales totaled $12.3 million in the first quarter of fiscal 2003 compared to $11.7 million in the same period of the prior year, an increase of 5%.  These amounts included shipping and postage fees billed to customers totaling $0.4 million and $0.5 million for the three months ended September 30, 2002 and 2001, respectively.  Excluding the impact of changes in paper prices and these pass-through costs of shipping and postage, net sales increased 8% over the prior year.   The increase in Specialty Packaging sales resulted from new business wins, primarily in the health care market.

Gross Profit
Gross profit increased to 18.9% of net sales for the first quarter of fiscal 2003 compared to 16.9% for the same period of fiscal 2002.  The margin improvement reflected favorable product mix in the STM journals and Specialty Packaging divisions, company-wide cost reduction efforts, improved facility efficiencies and improved offshore workflows within the Publisher Services segment.

Selling and Administrative Expenses
Selling and administrative expenses, as a percentage of net sales, were 12.1% for the first quarter of fiscal 2003 compared to 11.6% in the same period of the prior year.  The increase was primarily due to costs associated with the addition of new sales and marketing staff in the Publisher Services segment, the impact of fixed costs relative to declining sales in fiscal 2003 within the magazine division and the effects of additional accruals for medical expense and bad debt expense.

Operating Income
Operating income for the first quarter of fiscal 2003 was $7.2 million, or 6.8% of net sales, compared to $5.9 million, or 5.3% of net sales, in the corresponding period of fiscal 2002.  Excluding goodwill amortization expense, operating income was 6.3% of net sales in fiscal 2002.  The increase in year-over-year operating income was due primarily to improved product mix and operating efficiencies, offset in part by lower sales volume, pricing pressures and increased sales, marketing and administrative expenses.

Interest and Other Expenses
Interest expense and securitization costs totaled $4.0 million for the first quarter of fiscal 2003, down from $4.8 million during the same period in fiscal 2002.  The decrease was due primarily to lower debt levels in fiscal 2003, lower year-over-year short-term interest rates and the favorable impact of the Company’s swap agreement which resulted in a $0.3 million reduction of interest expense for the three-month period ended September 30, 2002, compared to a $0.1 million reduction of interest expense in the comparable period of the prior year.

Income Taxes
The Company’s effective income tax rate was 38.0% for the first quarter of fiscal 2003, compared to 44.9% in the first quarter of fiscal 2002.   The decrease in the effective tax rate is largely attributable to the impact in fiscal 2002 of non-taxable goodwill amortization.

Cumulative Effect of a Change in Accounting Principle
Through fiscal 2002, the Company amortized costs in excess of fair value of net assets of businesses acquired (goodwill) using the straight-line method over a period not to exceed 40 years.  Accordingly, recoverability was reviewed annually or sooner if events or changes in circumstances indicated that the carrying amount might not be recovered.  Recoverability was determined by comparing the undiscounted net cash flows of the assets to which the goodwill applied to the net book value, including goodwill, of those assets.

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and to perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to estimated fair values.  In completing the transitional impairment test required by SFAS No. 142, the Company tested the net goodwill balances attributable to each of its reporting units for indications of impairment by comparing the fair value of each reporting unit to its carrying value.  Fair value was determined using discounted cash flow estimates for each reporting unit in accordance with the provisions of SFAS No. 142. Based on these impairment tests as of July 1, 2002, the Company determined that goodwill related entirely to its Specialty Publications reporting unit (special interest magazines) within the Publisher Services segment was impaired.  As a result, the Company recorded an impairment charge of $56.3 million in the first quarter of fiscal 2003.  This charge is reflected as a cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statements of Income.

Discontinued Operations
In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company adopted SFAS No. 144 in the third quarter of fiscal 2002 in connection with the sale of its Atlanta-based Creative Marketing division.  As a result, the Company has reclassified the results of its Creative Marketing operation as a discontinued operation for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities for the first three months of fiscal 2003 totaled $8.2 million compared to $12.4 million for the first three months of fiscal 2002.  This $4.2 million decrease in cash flow was primarily attributable to changes in the timing of certain of the Company’s larger disbursements and a $3.5 million increase in cash contributions to the Company’s pension plan, offset in part by a reduction in receivables as a result of improved collections,  lower quarter to quarter sales, and a  $1.9 million decrease in restructuring payments made during fiscal 2003.

Investing Activities
Net cash used in investing activities was $2.7 million for the first three months of fiscal 2003, compared to $1.7 million in the prior year.  Capital expenditures in the first quarter of fiscal 2003 totaled $2.8 million, and included investments primarily in new manufacturing systems, prepress equipment and building improvements.  The Company estimates that capital expenditures for fiscal 2003 will be approximately $17 million.

Capital expenditures for the first quarter of fiscal 2002 totaled $2.3 million. Net proceeds from the sale of property, plant and equipment totaled $0.6 million, relating to the sale of a press at the Company’s Charlotte facility.

Financing Activities
Net cash used in financing activities was $5.2 million for the first quarter of fiscal 2003 compared to $10.3 million in fiscal 2002.  Cash provided by operating activities during the quarter was used to pay down $3.9 million on the Company’s revolving credit facility and to fund $0.5 million in dividend payments. Lower sales and funding rates at September 30, 2002 resulted in a reduction of $0.9 million in funding under the Company’s receivables securitization program.  At September 30, 2002, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million.  This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt.  The initial term of this swap agreement expires in 2009, and the bank has an option to terminate the agreement in fiscal 2004.  The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread.  The six-month LIBOR rate is reset each December 1 and June 1.  Based on the change in interest rates during the quarter, the interest rate swap agreement had a positive value to the Company of $2.3 million and $0.5 million as of September 30, 2002 and June 30, 2002, respectively.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” this amount is recorded in other assets with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets.  The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the swap agreement resulted in a $0.3 million and $0.1 million reduction of interest expense for the three-month periods ended September 30, 2002 and 2001, respectively.

During the first quarter of fiscal 2002, the Company utilized cash provided by operating activities to pay down $5.4 million on its long-term revolving credit facility and to fund $0.4 million in dividend payments.  At September 30, 2001 there was a reduction of $4.6 million in funding under the Company’s receivables securitization program. The Company also received $0.2 million in proceeds from the exercise of stock options.

The Company uses an accounts receivable securitization program to fund some of its working capital requirements.  At September 30, 2002 and June 30, 2002, approximately $28.7 million and $29.5 million, respectively, of net accounts receivable had been sold by the Company’s wholly owned, bankruptcy-remote subsidiary to an unrelated third party purchaser under the securitization program.  The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank facility.

Long-term debt at September 30, 2002, was $155.1 million, a $2.1 million decrease from $157.2 million at June 30, 2002.

The primary cash requirements of the Company are for debt service, capital expenditures, working capital, taxes and dividends.  The primary sources of liquidity are cash flow provided by operations and unused capacity under its senior credit and receivables securitization facilities. The future operating performance and the ability to service or refinance the Company’s debt depends on the ability to implement the business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company.  The Company believes that these sources will provide sufficient liquidity and capital resources to meet its operating requirements for capital expenditures and working capital.

Statements contained in this report relating to Cadmus’ future prospects and performance are "forward-looking statements" that are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied by such statements.  Factors that could cause actual results to differ materially from management’s projections, forecasts, estimates and expectations may include factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants.  Other potential risks and uncertainties include but are not limited to: (1) the overall economic environment in North America, (2) our ability to develop and market new capabilities and services to take advantage of technology changes in the publishing process, especially for scientific, technical and medical journals, (3) significant price pressure in the markets in which we compete, (4) the loss of significant customers or the decrease in demand from customers, (5) our ability to continue to obtain improved efficiencies and lower production costs, (6) the financial condition and ability to pay of certain customers, (7) the impact of industry consolidation among key customers, (8) our ability to successfully complete certain consolidation initiatives and effect other restructuring actions, and (9) our ability to operate profitably and effectively with high levels of indebtedness.  Other risk factors are detailed from time to time in our Securities and Exchange Commission filings.  The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made therein.

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2002.  Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” of the Company’s Report on Form 10-Q for the quarterly period ended September 30, 2002, incorporated herein by reference.

  ITEM 4.   CONTROLS AND PROCEDURES

In connection with the quarter ended September 30, 2002, in response to recent legislation and additional requirements, the Company reviewed its internal control structure and its disclosure controls and procedures.  As a result of these reviews, the Company formalized and documented the procedures already in place.  The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management on a timely basis.  As required, management will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so within 90 days of the filing of this quarterly report.  Based on this evaluation, management concluded that the disclosure controls and procedures were operating effectively to ensure appropriate disclosure.  Additionally, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II – OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS

In the normal course of business, Cadmus and its subsidiaries are involved in various legal proceedings.  Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

None

b)	Reports on Form 8-K:

On July 30, 2002, the Company filed a Form 8-K that included its July 30, 2002 press release announcing fiscal 2002 fourth quarter and year-end financial results, as well as a copy of the prepared notes used for remarks made during a conference call to analysts on the same date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION

Date: November 13, 2002

/s/ BRUCE V. THOMAS

Bruce V. Thomas President and Chief Executive Officer

Date: November 13, 2002

/s/ STEPHEN E. HARE

Stephen E. Hare Executive Vice President and Chief Financial Officer

(Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 enclosed separately as correspondence with this filing.)

CERTIFICATIONS

I, Bruce V. Thomas, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Cadmus Communications Corporation;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ BRUCE V. THOMAS

Bruce V. Thomas President and Chief Executive Officer

I, Stephen E. Hare, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Cadmus Communications Corporation;

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ STEPHEN E. HARE

Stephen E. Hare Executive Vice President and Chief Financial Officer