Form 10-Q
period 2002-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2003-02-14
CIK 745274

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of January 31, 2003.

Class	Outstanding at January 31, 2003

Common Stock, $.50 Par Value	9,007,092

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2002	June 30, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,240	$1,196
Accounts receivable (net of allowance for doubtful accounts of $2,559 at December 31, 2002 and $1,962 at June 30, 2002)	37,224	34,845
Inventories	22,632	19,545
Deferred income taxes	4,074	3,653
Prepaid expenses and other	4,907	4,791

Total current assets	70,077	64,030
Property, plant, and equipment (net of accumulated depreciation of $137,987 at December 31, 2002 and $134,908 at June 30,2002)	108,592	119,989
Assets held for sale	4,728	4,051
Goodwill and other intangibles, net	111,487	167,788
Other assets	14,965	13,737

TOTAL ASSETS	$309,849	$369,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,519	$38,322
Accrued expenses and other current liabilities	20,160	24,966
Restructuring reserve	1,248	1,127

Total current liabilities	63,927	64,415
Long-term debt, less current maturities	156,564	157,246
Other long-term liabilities	30,480	29,300
Deferred income taxes	5,695	7,120

Total liabilities	256,666	258,081
Shareholders’ equity:
Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares-9,007,092 at December 31, 2002 and 8,992,092 at June 30, 2002)	4,503	4,496
Capital in excess of par value	67,957	67,805
Unearned compensation	(155)	(77)
Retained earnings (deficit)	(18,130)	40,282
Accumulated other comprehensive loss	(992)	(992)

Total shareholders’ equity	53,183	111,514

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$309,849	$369,595

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Net sales	$113,696	$114,354	$219,121	$225,603

Operating expenses:
Cost of sales	92,434	93,240	177,916	185,723
Selling and administrative	12,962	13,095	25,709	24,806
Amortization	—	1,173	—	2,376
Restructuring and other charges	8,921	—	8,921	—

	114,317	107,508	212,546	212,905

Operating income (loss)	(621)	6,846	6,575	12,698

Interest and other expenses:
Interest	3,692	3,955	7,455	8,334
Securitization costs	176	309	364	692
Other, net	69	86	131	158

	3,937	4,350	7,950	9,184

Income (loss) from continuing operations before income taxes	(4,558)	2,496	(1,375)	3,514

Income tax expense (benefit)	(1,376)	1,164	(166)	1,621

Income (loss) from continuing operations	(3,182)	1,332	(1,209)	1,893
Income (loss) from discontinued operations	—	8	—	(31)
Cumulative effect of a change in accounting principle	—	—	(56,301)	—

Net income (loss)	$(3,182)	$1,340	$(57,510)	$1,862

Earnings per common share - basic
Income (loss) from continuing operations	$(0.35)	$0.15	$(0.14)	$0.21
Cumulative effect of a change in accounting principle	—	—	(6.25)	—

Net income (loss) per share	$(0.35)	$0.15	$(6.39)	$0.21

Weighted-average common shares outstanding	9,007	8,954	9,006	8,949

Earnings per common share - diluted
Income (loss) from continuing operations	$(0.35)	$0.15	$(0.14)	$0.21
Cumulative effect of a change in accounting principle	—	—	(6.25)	—

Net income (loss) per share	$(0.35)	$0.15	$(6.39)	$0.21

Weighted-average common shares outstanding	9,007	8,995	9,006	9,002

Cash dividends per common share	$.05	$.05	$.10	$.10

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,

	2002	2001

Operating Activities
Net income (loss)	$(57,510)	$1,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,734	12,669
Cumulative effect of a change in accounting principle for goodwill	56,301	—
Restructuring and other charges	8,921	—
Other, net	(1,795)	26

	15,651	14,557

Changes in assets and liabilities, excluding debt:
Accounts receivable, net	755	2,736
Inventories	(3,100)	785
Accounts payable and accrued expenses	2,601	11,159
Restructuring payments	(2,080)	(3,536)
Pension payments	(3,513)	(95)
Other, net	2,353	634

	(2,984)	11,683

Net cash provided by operating activities	12,667	26,240

Investing Activities
Purchases of property, plant, and equipment	(6,224)	(4,670)
Proceeds from sales of property, plant, and equipment	280	1,977

Net cash used in investing activities	(5,944)	(2,693)

Financing Activities
Net proceeds from (payments on) sale of accounts receivable	(3,222)	2,078
Repayment of long-term revolving credit facility	(2,600)	(23,400)
Repayment of long-term borrowings	—	(2,572)
Dividends paid	(902)	(895)
Proceeds from exercise of stock options	45	152

Net cash used in financing activities	(6,679)	(24,637)

Increase (decrease) in cash and cash equivalents	44	(1,090)
Cash and cash equivalents at beginning of period	1,196	3,130

Cash and cash equivalents at end of period	$1,240	$2,040

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total

(in thousands)	Shares	Par Value

Balance at June 30, 2001	8,938	$4,469	$67,363	$—	$(593)	$38,319	$109,558
Net income	—	—	—	—		3,755	3,755
Change in minimum pension liability net of $266 in deferred taxes	—	—	—	—	(399)	—	(399)

Comprehensive income							3,356

Cash dividends - $.20 per share	—	—	—	—	—	(1,792)	(1,792)
Shares issued upon exercise of stock options	39	20	347	—	—	—	367
Restricted stock award	15	7	95	(77)	—	—	25

Balance at June 30, 2002	8,992	4,496	67,805	(77)	(992)	40,282	111,514
(the following data is unaudited)
Net loss (and comprehensive loss)	—	—	—	—	—	(57,510)	(57,510)
Cash dividends - $.10 per share	—	—	—	—	—	(902)	(902)
Shares issued upon exercise of stock options	5	2	43	—	—	—	45
Restricted stock award	10	5	109	(78)	—	—	36

Balance at December 31, 2002	9,007	$4,503	$67,957	$(155)	$(992)	$(18,130)	$53,183

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included.  The results of operations for the period ended December 31, 2002, are not necessarily indicative of results for the entire fiscal year.

Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2.

Through fiscal 2002, the Company amortized costs in excess of fair value of net assets of businesses acquired (goodwill) using the straight-line method over a period not to exceed 40 years.  Accordingly, recoverability was reviewed annually or sooner if events or changes in circumstances indicated that the carrying amount might not be recovered.  Recoverability was determined by comparing the undiscounted net cash flows of the assets to which the goodwill applied to the net book value, including goodwill, of those assets.  .

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and to perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to estimated fair values.  In completing the transitional impairment test required by SFAS No. 142, the Company tested the net goodwill balances attributable to each of its reporting units for indications of impairment by comparing the fair value of each reporting unit to its carrying value.  Fair value was determined using discounted cash flow estimates for each reporting unit in accordance with the provisions of SFAS No. 142.  Based on these impairment tests as of July 1, 2002, the Company determined that goodwill related entirely to its Specialty Publications reporting unit (special interest magazines) within the Publisher Services segment was impaired.  The Specialty Publications reporting unit primarily serves customers in the special-interest magazine market, which has been negatively impacted by the significant downturn in advertising spending (as a result of cost reduction initiatives undertaken by advertisers) resulting in fewer page counts and correspondingly lower net sales.  In addition, due to excess capacity in the magazine printing industry, there have been volume and pricing pressures that resulted in lower operating profits and cash flows.   Therefore, the earnings forecasts for future periods reflect the impact of these items in the discounted cash flow computation for the Specialty Publications reporting unit, which resulted in a computed value that was lower than the carrying value.  As a result, the Company recorded an impairment charge of $56.3 million related to this reporting unit in the first quarter of fiscal 2003. This charge is reflected as a cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statements of Income.

The Company had $111.5 million of goodwill and other intangible assets, net of $9.7 million accumulated amortization, at December 31, 2002, and $167.8 million, net of $13.4 million accumulated amortization, at June 30, 2002, which related to the Company’s Publisher Services segment.

The following summary presents the Company’s unaudited consolidated net income (loss) and diluted earnings per share for the three and six months ended December 31, 2002, and its unaudited pro forma consolidated net income and diluted earnings per share for the three and six months ended December 31, 2001, as if SFAS No. 142’s amortization provisions had been in effect for the periods presented:

(In thousands)	Three Months Ended December 31, 2002 (unaudited)		Three Months Ended December 31, 2001 (unaudited pro forma)

	Total	Per Share	Total	Per Share

Reported income (loss) from continuing operations	$(3,182)	$(.35)	$1,332	$.15
Add back: goodwill amortization	—	—	1,173	.13

Adjusted income (loss) from continuing operations	(3,182)	(.35)	2,505	.28
Income from discontinued operations	—	—	8	—
Cumulative effect of a change in accounting principle	—	—	—	—

Adjusted net income (loss)	$(3,182)	$(.35)	$2,513	$.28

(In thousands)	Six Months Ended December 31, 2002 (unaudited)		Six Months Ended December 31, 2001 (unaudited pro forma)

Reported income (loss) from continuing operations	$(1,209)	$(.14)	$1,893	$.21
Add back: goodwill amortization	—	—	2,376	.26

Adjusted income (loss) from continuing operations	(1,209)	(.14)	4,269	.47
(Loss) from discontinued operations	—	—	(31)	—
Cumulative effect of a change in accounting principle	(56,301)	(6.25)	—	—

Adjusted net income (loss)	$(57,510)	$(6.39)	$4,238	$.47

3.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company adopted SFAS No. 144 in the third quarter of fiscal 2002 in connection with the sale of its Atlanta-based Creative Marketing division.  As a result, the Company has reclassified the results of its Creative Marketing division as a discontinued operation for fiscal 2002.

4.

Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue.  Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options.  In fiscal 2003, incremental shares for dilutive stock options (computed under the treasury stock method) were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive. These shares totaled 51,000 and 38,000 for the three and six months ended December 31, 2002, respectively.  Incremental shares that were used in the computation of diluted earnings per share for the three and six months ended December 31, 2001 were 41,000 and 53,000, respectively.

5.	Components of net inventories at December 31, 2002 and June 30, 2002, were as follows (in thousands):

	December 31, 2002 (unaudited)	June 30, 2002

Raw materials and supplies	$9,598	$8,829
Work in process	11,122	9,424
Finished goods	1,912	1,292

	$22,632	$19,545

6.	Long-term debt at December 31, 2002 and June 30, 2002, consisted of the following (in thousands):

	December 31, 2002 (unaudited)	June 30, 2002

Senior bank credit facility, due 3/31/04	$22,700	$25,300
9.75% Senior subordinated notes, due 6/1/09	125,000	125,000
11.5% Subordinated promissory notes, due 3/31/10	6,415	6,415
Fair market value of interest rate swap agreement	2,449	531

Total long-term debt	$156,564	$157,246

The Company’s senior bank credit facility is scheduled to mature on March 31, 2004.  Management intends to, and anticipates that it will be able to, refinance the senior bank credit facility prior to its scheduled maturity.  Both the senior bank credit facility and the senior subordinated notes contain a covenant that places restrictions on the ability of the Company to pay dividends.  The senior bank credit facility limits the Company’s payment of dividends to an aggregate amount per annum of $0.20 per share when the Company’s total debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization) ratio exceeds 3.0 to 1.0.  Currently, the Company’s total debt-to-EBITDA ratio exceeds 3.0 to 1.0 and, therefore, the Company is limited under this agreement to an annual dividend rate of $0.20 per share.  The senior subordinated notes include a computation for a restricted payments pool out of which dividends may be paid.  The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions and is reduced based on payment of dividends or other restricted payments.  The Company may continue to pay dividends to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend.  Currently, the Company’s restricted payments pool is sufficient to cover expected dividends and, therefore, the Company is not currently impacted by the limitation of this covenant.

7.

The Company is focused around its Publisher Services segment which provides products and services to both not-for-profit and commercial publishers in three primary product lines:  scientific, technical and medical (“STM”) journals, special interest and trade magazines, and professional books and directories.  Publisher Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services under the division names of Cadmus Professional Communications, Cadmus Specialty Publications (formerly CadmusMack), and Cadmus Port City Press.  In addition, the Company’s Specialty Packaging segment provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product and other customers.

The accounting policies for the segments conform to those described in Note 1 “Significant Accounting Policies” in the Company’s fiscal 2002 Annual Report on Form 10-K.  The Company primarily evaluates the performance of its operating segments based on operating income, excluding amortization of goodwill, gains/losses on sales of assets, and restructuring charges.  Intergroup sales are not significant.  The Company manages income taxes on a consolidated basis.

Summarized segment data is as follows:
(In thousands)	Publisher Services	Specialty Packaging	Total

Three Months Ended December 31, 2002:
Net sales	$98,164	$15,532	$113,696
Operating income	10,563	411	10,974
Three Months Ended December 31, 2001:
Net sales	$101,308	$13,046	$114,354
Operating income	10,702	359	11,061
Six Months Ended December 31, 2002:
Net sales	$191,320	$27,801	$219,121
Operating income	20,050	684	20,734
Six Months Ended December 31, 2001:
Net sales	$200,894	$24,709	$225,603
Operating income	19,933	263	20,196

A reconciliation of segment data to consolidated data is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

(In thousands)	2002	2001	2002	2001

Earnings from operations:
Reportable segment operating income	$10,974	$11,061	$20,734	$20,196
Amortization of goodwill	—	(1,173)	—	(2,376)
Unallocated shared services and other expenses	(2,624)	(2,690)	(5,187)	(4,710)
Loss on sale of fixed assets	(50)	(352)	(51)	(412)
Restructuring and other charges	(8,921)	—	(8,921)	—

Total operating income (loss)	(621)	6,846	6,575	12,698
Interest expense	(3,692)	(3,955)	(7,455)	(8,334)
Securitization costs	(176)	(309)	(364)	(692)
Other expenses	(69)	(86)	(131)	(158)

Income (loss) from continuing operations before income taxes	$(4,558)	$2,496	$(1,375)	$3,514

8.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, and provides for expanded financial statement disclosures.  The Company adopted SFAS No.146 in the second quarter of fiscal 2003.  As such, the fiscal 2003 restructuring and other charges have been accounted for in accordance with the provisions of SFAS No. 146, and the related disclosures have been expanded.

Over the course of the past several years, the Company has focused its operations around the Publisher Services and Specialty Packaging segments.  As a result, the Company has exited non-strategic businesses and concentrated its resources on these two segments in an attempt to develop targeted solutions for its customers and to differentiate its products and services from its competitors.  The information that follows will further describe the specific actions the Company took during this time.

In fiscal 2000, the Company adopted a restructuring plan intended to (1) effect additional planned synergies in connection with its April 1999 acquisition of the Mack Printing group (“Mack”), and (2) focus the Company’s resources on the markets within the Publisher Services segment and the specialty packaging market.  These actions resulted in a charge of $34.1 million ($25.5 million net of taxes) and included:

	•	Closure of the Atlanta-based Cadmus Point of Purchase (“POP”) business unit in October 1999,
	•	Integration of two composition facilities in Lancaster, Pennsylvania,
	•	Closure of the Richmond-based marketing agency in July 1999, and divestiture of the Charlotte-based agency in September 1999 and
•

Consolidation of corporate functions and overhead, including elimination of certain overhead within the Publisher Services segment and elimination of overhead costs associated with the former Marketing Communications group.

In fiscal 2001, the Company recorded restructuring and other charges totaling $19.9 million ($13.5 million net of taxes).  These charges related to the consolidation of the Company’s Atlanta-based technology-related logistics operations, the consolidation of two Richmond-based commercial and magazine printing operations, other actions to reduce operating costs, and the final settlement of certain post-closing contingencies and other facility closure costs associated with the sale of the Company’s Dynamic Diagrams subsidiary.

In the second quarter of fiscal 2003, the Company announced several actions to rationalize capacity and improve utilization within the Publisher Services segment, particularly in its special-interest magazine operation. These included:

•	Closure of the special interest magazine facility in East Stroudsburg, Pennsylvania,
•	Closure of the reprint department in Easton, Pennsylvania and
•	Relocation of certain manufacturing equipment to other facilities within the Company.

In connection with these fiscal 2003 actions, the Company recorded a pre-tax charge of $8.9 million ($5.9 million net of taxes) in the second quarter of fiscal 2003, which is included in restructuring and other charges on the Condensed Consolidated Statements of Income.  The Company estimates that there will be additional charges related to these actions of approximately $2 million over the remainder of the fiscal year. In January 2003, the Company also announced changes in the operating and management structure of the Company.

A summary of the restructuring and other charges, and activities against these charges follows:

(In thousands)	Write- off of Intangible Assets	Loss on Disposal of Assets	Employee Severance Costs	Other Exit Costs	Business Divest- itures	Total

FY 2000 provision	$11,018	$14,769	$5,301	$3,776	$(715)	$34,149
Costs Incurred	(11,018)	(14,769)	(4,500)	(1,874)	715	(31,446)

June 30, 2000 Accrual	—	—	801	1,902	—	2,703
FY 2001 provision	3,968	5,471	3,738	4,023	2,706	19,906
Costs incurred	(3,968)	(5,471)	(2,193)	(2,018)	(2,706)	(16,356)

June 30, 2001 Accrual	—	—	2,346	3,907	—	6,253
Costs incurred	—		(1,895)	(3,231)		(5,126)

June 30, 2002 Accrual	—	—	451	676	—	1,127
FY 2003 provision		6,720	1,481	720		8,921
Costs incurred		(6,720)	(1,292)	(788)		(8,800)

December 31, 2002 Accrual	$—	$—	$640	$608	$—	$1,248

Fiscal 2000 and 2001 Restructuring and other charges:

Write-off of intangible assets consisted of goodwill and related to the closure of the Company’s POP business in fiscal 2000, and the closure of the Company’s Atlanta-based packaging logistics operation in fiscal 2001.

Loss on disposal of assets for fiscal 2000 included a $6.2 million write-off of redundant manufacturing software resulting from the integration of Mack, a $6.8 million loss on disposal of assets pursuant to the closure of POP, and a $1.7 million loss on disposal of assets due to the consolidation of workflows within the Publisher Services segment. Loss on disposal of assets for fiscal 2001 included a $2.9 million loss on disposal of assets due to the closure of the Atlanta-based technology-related logistics operations, a $2.0 million loss on disposal of assets due to the consolidation of the two Richmond-based commercial and magazine printing operations, and a $0.6 million loss on disposal of assets due to the continued consolidation of duplicate facilities in the Publisher Services segment.  Loss on disposal of assets for both years related primarily to assets to be sold.  Write-downs were measured by the difference between the fair value of the asset, as determined by appraisal or best current market value information available at that time, and the net book value at the time of the restructuring plan commitment date.

Employee severance costs for fiscal 2000 included involuntary termination costs related to approximately 220 employees located within the POP business, the Cadmus Professional Communications division, and the corporate location.  As of June 30, 2000, almost all of the employees had been terminated and severance benefits begun.  Employee severance costs for fiscal 2001 included involuntary termination costs related to approximately 250 employees located within the Atlanta-based logistics operations, the two Richmond-based printing operations, and the Cadmus Professional Communications division.  By June 30, 2001, approximately 160 of these employees had been terminated, and severance payments begun.   During the year ended June 30, 2002, most of the remaining employees were terminated.  The severance remaining to be paid at December 31, 2002, relates to fiscal 2001 restructuring actions and approximates $0.2 million and is expected to be paid by the end of fiscal 2003.

Other exit costs consisted primarily of costs to pay off or terminate existing leases, costs to exit contractual commitments, closure costs associated with the shut-down of facilities, and incremental costs incurred as a direct result of the restructuring actions and do not result in any future economic benefit to the Company.  Other exit costs remaining to be paid at December 31, 2002, relates to fiscal 2001 restructuring actions, approximates $0.4 million, and is expected to be paid by the end of fiscal 2003.

Business divestitures includes a net gain from the closure and divestiture of the two marketing businesses in fiscal 2000, and a loss on the sale of Dynamic Diagrams in fiscal 2001.  Fiscal 2000 and 2001 restructuring actions are substantially complete.

Fiscal 2003 Restructuring and other charges:

One-time employee severance costs totaled $1.5 million and related to approximately 190 associates whose positions were eliminated as a result of the closure of the East Stroudsburg facility and Easton reprint operations.  As of December 31, 2002, approximately 180 employees had been terminated and severance payments totaled $1.1 million. Severance remaining to be paid at December 31, 2002 related to fiscal 2003 restructuring actions approximates $0.4 million, and is expected to be paid by the end of fiscal 2003.

Loss on impairment or disposal of assets for fiscal 2003 totaled $6.7 million and included a $4.9 million loss on assets to be disposed of due to the closure of the East Stroudsburg, Pennsylvania, facility and the Easton, Pennsylvania, reprint departments and a $1.8 million loss on impairment of assets related to a former operating facility in Richmond, Virginia, which has been closed and is now held for sale.  Write-downs were measured by the difference between the fair value of the assets, as determined by appraisal or best current market value information available, and the net book value of the asset.

Other exit costs totaled $0.7 million and included contract termination costs and other costs incurred to close the East Stroudsburg facility.  Other exit costs remaining to be paid at December 31, 2002 that related to fiscal 2003 restructuring actions totaled $0.2 million and are expected to be paid by early fiscal 2004

Fiscal 2003 restructuring actions are expected to be completed by early fiscal 2004.

9.

At December 31, 2002, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million.  This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt.  The initial term of this swap agreement expires in 2009, and the bank has an option to terminate the agreement in fiscal 2004.  The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread.  The six-month LIBOR rate is reset each December 1 and June 1.  Based on the change in interest rates during the quarter, the interest rate swap agreement had a positive value to the Company of $2.4 million and $0.5 million as of December 31, 2002 and June 30, 2002, respectively.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” this amount is recorded in other assets with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets. The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the swap agreement resulted in a reduction of interest expense of $0.3 million and $0.1 million for the three-month periods ended December 31, 2002 and 2001, respectively, and a reduction of $0.6 million and $0.2 million for the six-month periods ended December 31, 2002 and 2001, respectively.

10.

The Company uses an accounts receivable securitization program to fund some of its working capital requirements.  At December 31, 2002 and June 30, 2002, approximately $26.3 million and $29.5 million, respectively, of net accounts receivable had been sold by the Company’s wholly owned, bankruptcy-remote subsidiary without recourse to an unrelated third party purchaser under the securitization program.  The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank facility.

11.

Assets held for sale at December 31, 2002 include $2.0 million in property, plant and equipment related to the Company’s closure of its facility in East Stroudsburg, Pennsylvania and its reprint department in Easton, Pennsylvania, and $2.7 million related to a former operating facility in Richmond, Virginia (see Note 8).    Assets held for sale at June 30, 2002 relate to a former operating facility in Richmond, Virginia.  All of the assets held for sale are part of the Publisher Services segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Headquartered in Richmond, Virginia, Cadmus Communications Corporation  (“Cadmus” or the “Company”) provides end-to-end, integrated graphic communications services to professional publishers, not-for-profit societies and corporations.  Cadmus is the world’s largest provider of content management and production services to scientific, technical and medical (“STM”) journal publishers, the fifth largest periodicals printer in North America, and a leading provider of specialty packaging and promotional printing services.

The Company is focused around its Publisher Services segment which provides products and services to both not-for-profit and commercial publishers in three primary product lines:  STM journals, special interest and trade magazines, and professional books and directories.  Publisher Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services under the division names of Cadmus Professional Communications, Cadmus Specialty Publications (formerly CadmusMack), and Cadmus Port City Press.  In addition, the Company’s Specialty Packaging segment provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product and other customers.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
Except as noted below, there have been no material changes to the information concerning the Company’s “Application of Critical Accounting Policies” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2002.

Pension and other postretirement benefits.  The Company sponsors pension and other postretirement plans covering employees who meet eligibility requirements.  Several factors are used to calculate the expense and liability related to the plans.  These factors include assumptions determined by the Company about the discount rate, expected return on plan assets, and rate of future compensation increases.  In addition, the Company’s actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate the impact of these trends on expense and liability amounts.  The actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.  While the Company believes its assumptions are appropriate, significant differences in actual experience or significant changes in the Company’s assumptions may materially affect its pension and other postretirement obligations and its future expense.  Two developments have affected the Company’s pension plan recently.  Equity markets have declined, which has resulted in a decrease in the fair value of the plan’s assets.  In addition, as a result of a lower interest rate environment, the Company expects that the discount rate to be used in the fiscal 2003 actuarial valuation will be lower than the fiscal 2002 discount rate, resulting in an increase to the discounted value of the Company’s pension liability.   As a result, the Company anticipates that it may need to record a significant additional minimum pension liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87 “Employer’s Accounting for Pensions,” upon completion of its annual pension valuation.  Any adjustment to the additional minimum pension liability would be included in other comprehensive loss as a direct charge to stockholders’ equity with no effect on net income.

RESULTS OF OPERATIONS
The following table presents the major components from the Condensed Consolidated Statements of Income as a percent of net sales for the three and six-month periods ended December 31, 2002 and 2001, respectively.  Results of operations for fiscal 2002 reflect the Company’s sale of its Atlanta-based Creative Marketing operation, which has been reported as a discontinued operation.

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.3	81.5	81.2	82.3
Selling and administrative expenses	11.4	11.5	11.7	11.0
Amortization expense	—	1.0	—	1.1
Restructuring and other charges	7.8	—	4.1	—

Operating income (loss)	(0.5)	6.0	3.0	5.6
Interest expense	3.2	3.4	3.4	3.7
Securitization costs	0.2	0.3	0.1	0.3
Other, net	0.1	0.1	0.1	0.1

Income (loss) from continuing operations before income taxes	(4.0)	2.2	(0.6)	1.5
Income tax expense (benefit)	(1.2)	1.0	(0.1)	0.7

Income (loss) from continuing operations	(2.8)	1.2	(0.5)	0.8
Cumulative effect of a change in accounting principle	—	—	(25.7)	—

Net income (loss)	(2.8% )	1.2%	(26.2% )	0.8%

Net sales
Net sales for the second quarter of fiscal 2003 were $113.7 million compared to $114.4 million in the same period last year.  Net sales for the first six months of fiscal 2003 totaled $219.1 million compared to $225.6 million for the same period of fiscal 2002.  The decline in net sales for the three and six-month periods ended December 31, 2002, compared to the same periods in the prior year, was primarily attributable to lower special interest magazine revenues.

Net sales in the Publisher Services segment, which includes the STM journal, special interest magazine, and books and directories businesses, were $98.2 million in the second quarter of fiscal 2003 compared to $101.3 million in the comparable period of the prior year.  For the six months ended December 31, 2002, net sales in the Publisher Services segment were $191.3 million compared to $200.9 million in the corresponding period of the prior year.  Growth in STM services was offset by a decline in books and directories and special interest magazines due primarily to continued volume and pricing pressures and softness in advertising within the special interest magazine division.

Net sales in the Specialty Packaging segment totaled $15.5 million in the second quarter of fiscal 2003 compared to $13.0 million the prior year, an increase of 19%.  For the six-month period ended December 31, 2002, net sales grew to $27.8 million from $24.7 million, an increase of 13%, as compared to the corresponding period of the prior year.  The increase in net sales for this segment was attributable to new business wins, particularly in the healthcare market.

Cost of Sales
Cost of sales decreased to 81.3% of net sales for the second quarter of fiscal 2003, compared to 81.5% of net sales in fiscal 2002, and decreased to 81.2% of net sales for the first six months of fiscal 2003, compared to 82.3% of net sales for the same period of fiscal 2002.  The improvement was a result of better product mix in the STM journals and Specialty Packaging divisions, company-wide cost reduction efforts, improved facility efficiencies and improved offshore workflows within the Publisher Services segment.

Selling and Administrative Expenses
Selling and administrative expenses totaled $13.0 million, or 11.4% of net sales, for the second quarter of fiscal 2003, compared to $13.1 million, or 11.5% of net sales, for the same period of fiscal 2002.  For the first six months of fiscal 2003, selling and administrative expenses totaled $25.7 million, or 11.7% of net sales, compared to $24.8 million, or 11.0% of net sales, in the corresponding period of the prior year.  The increase in selling and administrative expenses was primarily attributable to higher costs in fiscal 2003 for medical and other benefits, additional accruals for bad debt expense, and costs incurred in connection with marketing programs and sales training, offset in part by lower payroll costs and depreciation.

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and to perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to estimated fair values.   As a result of its adoption of this statement, the Company recorded an impairment charge of $56.3 million in the first quarter of fiscal 2003, and discontinued amortizing its remaining goodwill.  Amortization expense totaled $1.2 million and $2.4 million, or 1.0% and 1.1% of net sales, in the second quarter and first six months of fiscal 2002, respectively.

Restructuring and Other Charges
In the second quarter of fiscal 2003, the Company announced several actions to rationalize capacity and improve utilization within the Publisher Services segment, particularly in its special-interest magazine operation. These included:

•     Closure of the special interest magazine facility in East Stroudsburg, Pennsylvania,
•     Closure of the reprint department in Easton, Pennsylvania and
•     Relocation of certain manufacturing equipment to other facilities within the Company.

In connection with these fiscal 2003 actions, the Company recorded a pre-tax charge of $8.9 million ($5.9 million net of taxes) in the second quarter of fiscal 2003, which is included in restructuring and other charges on the Condensed Consolidated Statements of Income.  This charge also included a $1.8 million loss on impairment of assets related to a former operating facility in Richmond, Virginia, which has been closed and is now held for sale. The Company estimates that there will be additional charges related to these actions of approximately $2 million over the remainder of the fiscal year. In January 2003, the Company also announced changes in the operating and management structure of the Company.

Operating Income (Loss)
The Company incurred an operating loss of $0.6 million and had operating income of $6.6 million for the three-and six-months periods ended December 31, 2002, respectively, compared to operating income of $6.8 million and $12.7 million in the comparable periods of fiscal 2002.  Operating results for fiscal 2003 included $8.9 million in restructuring and other charges, while fiscal 2002 results included amortization expense of $1.2 million and $2.4 million for the three- and six-months periods ended December 31, 2001, respectively. In order to provide consistent comparisons of year over year operating results, the following reconciliation is provided:

	Three Months Ended December 31,		Six Months Ended December 31,

(in thousands)	2002	2001	2002	2001

Operating income (loss), as reported	$(621)	$6,846	$6,575	$12,698
Amortization expense	—	1,173	—	2,376
Restructuring and other charges	8,921	—	8,921	—

Operating income, as adjusted	$8,300	$8,019	$15,496	$15,074

Factors contributing to the year over year increase in operating income, as adjusted, included improved product mix and operating efficiencies in fiscal 2003, offset in part by lower sales volume, pricing pressures and increased sales, marketing and administrative expenses.

Interest and Other Expenses
Interest expense and securitization costs in the second quarter of fiscal 2003 declined to $3.9 million compared to $4.3 million in the prior year.  For the first six months of fiscal 2003, interest expense and securitization costs declined to $7.8 million from $9.0 million in the prior year.  The decrease in interest expense was due primarily to lower debt levels in fiscal 2003 and lower year-over-year short-term interest rates.

Income (Loss) from Continuing Operations before Income Taxes
The loss from continuing operations before income taxes totaled $4.6 million for the second quarter of fiscal 2003 compared to income from continuing operations before income taxes of $2.5 million for the same period of fiscal 2002.  For the first six months of fiscal 2003, the loss from continuing operations before income taxes totaled $1.4 million compared to income from continuing operations before income taxes of $3.5 million in the corresponding period of the prior year.  These results reflect the impact of $8.9 million in restructuring and other charges reported in fiscal 2003 and amortization expense of $1.2 million and $2.4 million for the three- and six-months periods ended December 31, 2001, respectively.  In order to provide consistent comparisons of year over year results, the following reconciliation is provided:

(in thousands)	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Income (loss) from continuing operations before income taxes, as reported	$(4,558)	$2,496	$(1,375)	$3,514
Amortization expense	—	1,173	—	2,376
Restructuring and other charges	8,921	—	8,921	—

Income from continuing operations before income taxes, as adjusted	$4,363	$3,669	$7,546	$5,890

Income Taxes
The Company’s effective income tax rate (benefit) was 30.2% for the second quarter and 12.1% for the first six months of fiscal 2003, respectively.  For fiscal 2003, the amount of tax benefit from continuing operations differs from the amount obtained by application of the statutory U.S. rates to income (loss) from continuing operations primarily due to the impact of state income taxes.  For fiscal 2002, the effective income tax rate was 46.6% and 46.1% for the second quarter and first six months, respectively.  Income tax expense for fiscal 2002 differs from the amount obtained by application of the statutory U.S. rate due primarily to the impact of non-deductible goodwill amortization.

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

Effective July 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and to perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to estimated fair values.  In completing the transitional impairment test required by SFAS No. 142, the Company tested the net goodwill balances attributable to each of its reporting units for indications of impairment by comparing the fair value of each reporting unit to its carrying value.  Fair value was determined using discounted cash flow estimates for each reporting unit in accordance with the provisions of SFAS No. 142.  Based on these impairment tests as of July 1, 2002, the Company determined that goodwill related entirely to its Specialty Publications reporting unit (special interest magazines) within the Publisher Services segment was impaired.  The Specialty Publications reporting unit primarily serves customers in the special-interest magazine market, which has been negatively impacted by the significant downturn in advertising spending (as a result of cost reduction initiatives undertaken by advertisers) resulting in fewer page counts and correspondingly lower net sales.  In addition, due to excess capacity in the magazine printing industry, there have been volume and pricing pressures that resulted in lower operating profits and cash flows.   Therefore, the earnings forecasts for future periods reflect the impact of these items in the discounted cash flow computation for the Specialty Publications reporting unit, which resulted in a computed value that was lower than the carrying value.  As a result, the Company recorded an impairment charge of $56.3 million related to this reporting unit in the first quarter of fiscal 2003. This charge is reflected as a cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statements of Income.

The Company had $111.5 million of goodwill and other intangible assets, net of $9.7 million accumulated amortization, at December 31, 2002, and $167.8 million, net of $13.4 million accumulated amortization, at June 30, 2002, which related to the Company’s Publisher Services segment.

Discontinued Operations
The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” in the third quarter of fiscal 2002 in connection with the sale of its Atlanta-based Creative Marketing division.    As a result of its adoption of this statement, the Company has reclassified the results of its Creative Marketing operation as a discontinued operation for fiscal 2002.

Earnings Per Share
The Company recorded a $(0.35) loss per share for the second quarter of fiscal 2003 compared to net income of $0.15 per share in the second quarter of fiscal 2002.  For the six months ended December 31, 2002, the Company recorded a $(6.39) loss per share compared to net income of $0.21 per share for the six months ended December 31, 2001.  In order to provide consistent comparisons of year over year results, the following reconciliation is provided which reflects the impact of restructuring and other charges and the cumulative effect of a change in accounting principle for goodwill on earnings per share for the three- and six-months ended December 31, 2002 and 2001, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,

	2002	2001	2002	2001

Earnings per share, assuming dilution:
Net income (loss), as reported	$(0.35)	$0.15	$(6.39)	$0.21
Cumulative effect of a change in accounting principle	—	—	6.25	—
Amortization expense	—	0.13	—	0.26
Restructuring and other charges	0.65	—	0.65

Earnings per share, assuming dilution, as adjusted	$0.30	$0.28	$0.51	$0.47

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities
Net cash provided by operating activities for the first six months of fiscal 2003 totaled $12.7 million, compared to $26.2 million in fiscal 2002. This $13.5 million decrease was primarily attributable to changes in the timing of certain payments to the Company’s larger vendors, increases in inventory levels to satisfy demands of a new healthcare customer, a $3.4 million increase in cash contributions to the Company’s pension plan and a higher subordinated interest in the Company’s accounts receivable securitization program.  The higher subordinated interest in the Company’s accounts receivable securitization program reflects changes in methods of calculating eligible receivables brought about by amendments to the securitization program and lower funding levels as a result of receivables aging within the Specialty Publications division. The year over year decrease in net cash provided by operating activities was partially offset by a $1.5 million decrease in restructuring payments made during fiscal 2003.

Investing Activities
Net cash used in investing activities was $5.9 million for the first six months of fiscal 2003 compared to $2.7 million in the prior year.  Capital expenditures for the first six months of fiscal 2003 totaled $6.2 million compared to $4.7 million for the corresponding period of the prior year, and included investments primarily in new business and manufacturing systems, digital prepress equipment and building and equipment improvements.  Proceeds from the sale of property, plant and equipment in fiscal 2003 totaled $0.3 million, and related primarily to the sale of a press at the Company’s former East Stroudsburg, Pennsylvania location.  The Company estimates that capital expenditures for fiscal 2003 will be approximately $16 to $19 million.

Proceeds from the sale of property, plant and equipment in fiscal 2002 totaled $2.0 million, and related primarily to the sale of a composition facility located in Akron, Pennsylvania and a press at the Company’s Charlotte facility.

Financing Activities
Net cash used in financing activities was $6.7 million for the first six months of fiscal 2003 compared to $24.6 million for the first six months of fiscal 2002.  Cash provided by operating activities was used to pay down $2.6 million on the Company’s revolving credit facility and to fund $0.9 million in dividend payments. Lower sales and funding rates at December 31, 2002 resulted in a reduction of $3.2 million in funding under the Company’s receivables securitization program.

At December 31, 2002, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million.  This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt.  The initial term of this swap agreement expires in 2009, and the bank has an option to terminate the agreement in fiscal 2004.  The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread.  The six-month LIBOR rate is reset each December 1 and June 1.  Based on the change in interest rates during the quarter, the interest rate swap agreement had a positive value to the Company of $2.4 million and $0.5 million as of December 31, 2002 and June 30, 2002, respectively.  In accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” this amount is recorded in other assets with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets.  The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the swap agreement resulted in a reduction of interest expense of $0.3 million and $0.1 million for the three-month periods ended December 31, 2002 and 2001, respectively, and a reduction of $0.6 million and $0.2 million for the six-month periods ended December 31, 2002 and 2001, respectively.

For the six months ended December 31, 2001, the Company utilized cash provided by operations to pay down $23.4 million on the Company’s revolving credit facility, to pay off a $2.6 million mortgage on the Company’s Lancaster facility, and to fund $0.9 million in dividend payments. The Company also received $2.1 million in net proceeds from the sale of accounts receivable and $0.2 million in proceeds from the exercise of stock options.

The Company uses an accounts receivable securitization program to fund some of its working capital requirements.  At December 31, 2002 and June 30, 2002, approximately $26.3 million and $29.5 million, respectively, of net accounts receivable had been sold by the Company’s wholly owned, bankruptcy-remote subsidiary without recourse to an unrelated third party purchaser under the securitization program.  The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank facility.

Long-term debt at December 31, 2002, was $156.6 million, down $0.6 million from $157.2 million at June 30, 2002.

The primary cash requirements of the Company are for debt service, capital expenditures, working capital, taxes, pension funding and dividends.  The primary sources of liquidity are cash flow provided by operations and unused capacity under its senior credit and receivables securitization facilities. The Company’s senior bank credit facility is scheduled to mature on March 31, 2004.  Management intends to, and anticipates that it will be able to, refinance the senior bank credit facility prior to its scheduled maturity. The future operating performance and the ability to service or refinance the Company’s debt depends on the ability to implement the business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company.  The Company believes that these sources will provide sufficient liquidity and capital resources to meet its operating requirements for capital expenditures and working capital.

Statements contained in this report relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied by such statements.  Factors that could cause actual results to differ materially from management’s projections, forecasts, estimates and expectations may include factors that are beyond the Company’s ability to control or estimate precisely, such as estimates of future market conditions and the behavior of other market participants.  Other potential risks and uncertainties include but are not limited to: (1) the overall economic environment in North America, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) our ability to develop and market new capabilities and services to take advantage of technology changes in the publishing process, especially for scientific, technical and medical journals, (4) significant price pressure in the markets in which we compete, (5) the loss of significant customers or the decrease in demand from customers, (6) our ability to continue to obtain improved efficiencies and lower production costs, (7) the financial condition and ability to pay of certain customers, (8) the impact of industry consolidation among key customers, (9) our ability to successfully complete certain consolidation initiatives and effect other restructuring actions, and (10) our ability to operate profitably and effectively with high levels of indebtedness.  Other risk factors are detailed from time to time in our Securities and Exchange Commission filings.  The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2002.  Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” in this Report on Form 10-Q for the quarterly period ended December 31, 2002, and is incorporated herein by reference.

   ITEM 4.  CONTROLS AND PROCEDURES

In connection with the quarter ended December 31, 2002, the Company reviewed its internal control structure and its disclosure controls and procedures.    The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management on a timely basis.  As required, management evaluates the effectiveness of these disclosure controls and procedures on a quarterly basis, and has done so within 90 days of the filing of this quarterly report.  Based on this evaluation, management, including the Company’s chief executive officer and chief financial officer, concluded that the disclosure controls and procedures were operating effectively to ensure appropriate disclosure.  Additionally, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, Cadmus and its subsidiaries are involved in various legal proceedings.  Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)

At the 2002 Annual Meeting of Shareholders of the Company (“Annual Meeting”) held on November 7, 2002, 7,288,842 shares of the Company’s outstanding common stock were present in person or by proxy and entitled to vote.

(b)	At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

	(1)	Election of Class I Directors. The nominees for director were elected, having received the following vote:

		Nominee	For	Withheld

		Thomas E. Costello	6,718,694	570,148
		Keith Hamill	6,728,824	560,018
		Edward B. Hutton, Jr.	6,727,049	561,793
		Nathu R. Puri	6,683,210	605,632

		Election of Class II Director. The nominee for director was elected, having received the following vote:

		Nominee	For	Withheld

		John C. Purnell, Jr.	6,726,628	562,214

		Election of Class III Director. The nominee for director was elected, having received the following vote:

		Nominee	For	Withheld

		Wallace Stettinius	6,724,536	564,306

		The following other directors continued in office after the Annual Meeting:

		Class II Directors (serving until the 2003 Annual Meeting): G. Waddy Garrett, Thomas C. Norris and Bruce V. Thomas.

		Class III Directors (serving until the 2004 Annual Meeting): Martina L. Bradford, Russell M. Robinson, II and James E. Rogers.

	(2)	Ratification of designation of Ernst & Young LLP as independent public accountants for current fiscal year. Designation of the auditors was ratified, having received the following vote:

		For:	6,979,394
		Against:	308,400
		Abstain:	1,048
		Broker Non-vote:	—

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	a)	Exhibits:

Exhibit 10.18.2

Second Amended and Restated Receivables Purchase Agreement dated as of November 20, 2002 among Cadmus Receivables Corp., as Seller, Cadmus Communications Corporation, as Master Servicer, Blue Ridge Asset Funding Corporation, as Purchaser, and Wachovia Bank, National Association, as Agent.

		Exhibit 10.31.2	Second Amendment dated November 1, 2002 to Amended and Restated Credit Agreement .

	b)	Reports on Form 8-K:

On October 24, 2002, the Company filed a Form 8-K that included its October 24, 2002 press release announcing fiscal 2003 first quarter financial results, as well as a copy of the prepared notes used for remarks made during a conference call to analysts on the same date.

On November 5, 2002, the Company filed a Form 8-K announcing the Company’s consolidation of its magazine printing operations and the closure of its East Stroudsburg, Pennsylvania facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION

Date: February 13, 2003

/s/ BRUCE V. THOMAS

Bruce V. Thomas
President and Chief Executive Officer

Date: February 13, 2003

/s/ PAUL K. SUIJK

Paul K. Suijk
Senior Vice President and Chief Financial Officer

Certification of CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided separately as correspondence with this filing.

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

Date: February 13, 2003		/s/ BRUCE V. THOMAS

Bruce V. Thomas President and Chief Executive Officer

I, Paul K. Suijk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cadmus Communications Corporation;

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

Date: February 13, 2003	/s/ PAUL K. SUIJK

Paul K. Suijk Senior Vice President and Chief Financial Officer