Form 10-Q
period 2003-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2003-05-12
CIK 745274

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(Registrant’s telephone number, (804) 287-5680 including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock, $.50 Par Value	9,007,092

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	June 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,815	$1,196
Accounts receivable (net of allowance for doubtful accounts of $2,616 at March 31, 2003 and $1,962 at June 30, 2002)	36,191	34,845
Inventories	21,155	19,545
Deferred income taxes	1,857	3,653
Prepaid expenses and other	5,292	4,791

Total current assets	66,310	64,030

Property, plant, and equipment (net of accumulated depreciation of $136,838 at March 31, 2003 and $134,908 at June 30, 2002)	106,923	119,989
Assets held for sale	1,657	4,051
Goodwill and other intangibles, net	111,487	167,788
Other assets	14,781	13,737

TOTAL ASSETS	$301,158	$369,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,311	$38,322
Accrued expenses and other current liabilities	28,985	24,966
Current maturities of long-term debt	13,800	—
Restructuring reserve	1,433	1,127

Total current liabilities	79,529	64,415

Long-term debt, less current maturities	133,859	157,246
Other long-term liabilities	26,907	29,300
Deferred income taxes	5,940	7,120

Total liabilities	246,235	258,081

Shareholders’ equity:
Common stock ($.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares- 9,007,092 at March 31, 2003 and 8,992,092 at June 30, 2002)	4,503	4,496
Capital in excess of par value	67,957	67,805
Unearned compensation	(137)	(77)
Retained earnings (deficit)	(16,408)	40,282
Accumulated other comprehensive loss	(992)	(992)

Total shareholders’ equity	54,923	111,514

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$301,158	$369,595

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net sales	$113,437	$112,656	$332,558	$338,259

Operating expenses:
Cost of sales	91,313	91,989	269,229	277,712
Selling and administrative	13,536	12,130	39,245	36,936
Amortization	—	1,174	—	3,551
Restructuring and other charges	1,130	—	10,051	—

	105,979	105,293	318,525	318,199

Operating income	7,458	7,363	14,033	20,060

Interest and other expenses:
Interest	3,617	3,773	11,072	12,107
Securitization costs	131	220	495	911
Other, net	133	72	264	230

	3,881	4,065	11,831	13,248

Income from continuing operations before income taxes	3,577	3,298	2,202	6,812
Income tax expense	1,405	1,750	1,239	3,372

Income from continuing operations	2,172	1,548	963	3,440
(Loss) from discontinued operations	—	(1,205)	—	(1,236)
Cumulative effect of a change in accounting principle	—	—	(56,301)	—

Net income (loss)	$2,172	$343	$(55,338)	$2,204

Earnings per common share—basic
Income from continuing operations	$.24	$.17	$.11	$.38
(Loss) from discontinued operations	—	(.13)	—	(.14)
Cumulative effect of a change in accounting principle	—	—	(6.25)	—

Net income (loss) per share	$.24	$.04	$(6.14)	$.24

Weighted-average common shares outstanding	9,007	8,960	9,006	8,953

Earnings per common share—diluted
Income from continuing operations	$.24	$.17	$.11	$.38
(Loss) from discontinued operations	—	(.13)	—	(.14)
Cumulative effect of a change in accounting principle	—	—	(6.24)	—

Net income (loss) per share	$.24	$.04	$(6.13)	$.24

Weighted-average common shares outstanding	9,034	9,053	9,024	9,019

Cash dividends per common share	$.05	$.05	$.15	$.15

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
Operating Activities
Net income (loss)	$(55,338)	$2,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,527	19,182
Cumulative effect of a change in accounting principle for goodwill	56,301	—
Loss on disposal of discontinued operations, net of tax	—	1,205
Restructuring and other charges	10,051	—
Other, net	955	682

	26,496	23,273

Changes in assets and liabilities, excluding debt:
Accounts receivable, net	1,876	4,620
Inventories	(1,623)	2,752
Accounts payable and accrued expenses	4,219	9,131
Restructuring payments	(2,974)	(3,928)
Pension payments	(4,499)	(141)
Other, net	(550)	924

	(3,551)	13,358

Net cash provided by operating activities	22,945	36,631

Investing Activities
Purchases of property, plant, and equipment	(9,559)	(8,776)
Proceeds from sales of property, plant, and equipment	3,350	3,691
Net proceeds from divested operations	—	1,500

Net cash used in investing activities	(6,209)	(3,585)

Financing Activities
Net proceeds from (payments on) sale of accounts receivable	(3,310)	(4,567)
Repayment of long-term revolving credit facility	(11,500)	(26,400)
Repayment of long-term borrowings	—	(2,572)
Dividends paid	(1,352)	(1,342)
Proceeds from exercise of stock options	45	348

Net cash used in financing activities	(16,117)	(34,533)

Increase (decrease) in cash and cash equivalents	619	(1,487)
Cash and cash equivalents at beginning of period	1,196	3,130

Cash and cash equivalents at end of period	$1,815	$1,643

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Accumulated Other Comprehensive (Loss)	Retained Earnings (Deficit)	Total
(in thousands)	Shares	Par Value
Balance at June 30, 2001	8,938	$4,469	$67,363	$—	$(593)	$38,319	$109,558
Net income	—	—	—	—		3,755	3,755
Change in minimum pension liability net of $266 in deferred taxes	—	—	—	—	(399)	—	(399)

Comprehensive income							3,356

Cash dividends—$.20 per share	—	—	—	—	—	(1,792)	(1,792)
Shares issued upon exercise of stock options	39	20	347	—	—	—	367
Restricted stock award	15	7	95	(77)	—	—	25

Balance at June 30, 2002	8,992	4,496	67,805	(77)	(992)	40,282	111,514
(the following data is unaudited)
Net loss (and comprehensive loss)	—	—	—	—	—	(55,338)	(55,338)
Cash dividends—$.15 per share	—	—	—	—	—	(1,352)	(1,352)
Shares issued upon exercise of stock options	5	2	43	—	—	—	45
Restricted stock award	10	5	109	(60)			54

Balance at March 31, 2003	9,007	$4,503	$67,957	$(137)	$(992)	$(16,408)	$54,923

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended March 31, 2003, are not necessarily indicative of results for the entire fiscal year.

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

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and to perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to estimated fair values. In completing the transitional impairment test required by SFAS No. 142, the Company tested the net goodwill balances attributable to each of its reporting units for indications of impairment by comparing the fair value of each reporting unit to its carrying value. Fair value was determined using discounted cash flow estimates for each reporting unit in accordance with the provisions of SFAS No. 142. Based on these impairment tests as of July 1, 2002, the Company determined that goodwill related entirely to its Specialty Publications reporting unit within the Publisher Services segment was impaired. The Specialty Publications reporting unit primarily serves customers in the special-interest magazine market, which had been negatively impacted by the significant downturn in advertising spending (as a result of cost reduction initiatives undertaken by advertisers) resulting in fewer page counts and correspondingly lower net sales. In addition, due to excess capacity in the magazine printing industry, there had been volume and pricing pressures that resulted in lower operating profits and cash flows. Therefore, the earnings forecasts for future periods prepared as of July 1, 2002 reflect the impact of these items in the discounted cash flow computation for the Specialty Publications reporting unit, which resulted in a computed value that was lower than the carrying value. As a result, the Company recorded an impairment charge of $56.3 million related to this reporting unit in the first quarter of fiscal 2003. This charge is reflected as a cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statements of Operations.

The Company had $111.5 million of goodwill and other intangible assets, net of $9.7 million accumulated amortization, at March 31, 2003, and $167.8 million, net of $13.4 million accumulated amortization, at June 30, 2002, which related to the Company’s Publisher Services segment.

The following summary presents the Company’s unaudited consolidated net income (loss) and diluted earnings per share for the three and nine months ended March 31, 2003, and its unaudited pro forma consolidated net income and diluted earnings per share for the three and nine months ended March 31, 2002, as if SFAS No. 142’s amortization provisions had been in effect for the periods presented:

(In thousands)	Three Months Ended March 31, 2003 (unaudited)		Three Months Ended March 31, 2002 (unaudited pro forma)
	Total	Per Share	Total	Per Share
Reported income from continuing operations	$2,172	$.24	$1,548	$.17
Add back: goodwill amortization	—	—	1,174	.13

Adjusted income from continuing operations	2,172.24		2,722	.30
(Loss) from discontinued operations	—	—	(1,205)	(.13)
Cumulative effect of a change in accounting principle	—	—	—	—

Adjusted net income (loss)	$2,172	$.24	$1,517	$.17

(In thousands)	Nine Months Ended March 31, 2003 (unaudited)		Nine Months Ended March 31, 2002 (unaudited pro forma)
Reported income from continuing operations	963	$.11	3,440	$.38
Add back: goodwill amortization	—	—	3,551	.40

Adjusted income from continuing operations	963	.11	6,991	.78
(Loss) from discontinued operations	—	—	(1,236)	(.14)
Cumulative effect of a change in accounting principle	(56,301)	(6.24)	—	—

Adjusted net income (loss)	(55,338)	$(6.13)	5,755	$.64

3.	In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 in the third quarter of fiscal 2002 in connection with the sale of its Atlanta-based Creative Marketing division. As a result, the Company has reclassified the results of its Creative Marketing division as a discontinued operation for fiscal 2002.

4.	Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 26,000 and 17,000 for the three and nine months ended March 31, 2003, respectively, and 93,000 and 66,000 for the three and nine months March 31, 2002, respectively.

5.	Components of net inventories at March 31, 2003 and June 30, 2002, were as follows (in thousands):

	March 31, 2003 (unaudited)	June 30, 2002
Raw materials and supplies	$7,328	$8,829
Work in process	11,295	9,424
Finished goods	2,532	1,292

	$21,155	$19,545

6.	Long-term debt at March 31, 2003 and June 30, 2002, consisted of the following (in thousands):

	March 31, 2003 (unaudited)	June 30, 2002
Senior bank credit facility, due 3/31/04	$13,800	$25,300
9.75% Senior subordinated notes, due 6/1/09	125,000	125,000
11.5% Subordinated promissory notes, due 3/31/10	6,415	6,415
Fair market value of interest rate swap agreement	2,444	531

Total debt	147,659	157,246
Less current maturies of long-term debt	(13,800)	—

Total long-term debt	$133,859	$157,246

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

7.	The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in three primary product lines: scientific, technical and medical (“STM”) journals, special interest and trade magazines, and professional books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services under the division names of Cadmus Professional Communications, Cadmus Specialty Publications (formerly CadmusMack), and Cadmus Port City Press. The Specialty Packaging segment provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product and other customers.

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

Summarized segment data is as follows:

(In thousands)	Publisher Services	Specialty Packaging	Total
Three Months Ended March 31, 2003:
Net sales	$97,955	$15,482	$113,437
Operating income	10,742	782	11,524

Three Months Ended March 31, 2002:
Net sales	$98,203	$14,453	$112,656
Operating income	9,365	1,021	10,386

Nine Months Ended March 31, 2003:
Net sales	$289,275	$43,283	$332,558
Operating income	30,792	1,466	32,258

Nine Months Ended March 31, 2002:
Net sales	$299,097	$39,162	$338,259
Operating income	29,298	1,284	30,582

A reconciliation of segment data to consolidated data is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2003	2002	2003	2002
Earnings from operations:

Reportable segment operating income	$11,524	$10,386	$32,258	$30,582
Amortization of goodwill	—	(1,174)	—	(3,551)
Unallocated shared services and other expenses	(2,649)	(1,835)	(7,836)	(6,545)
Loss on sale of fixed assets	(287)	(14)	(338)	(426)
Restructuring and other charges	(1,130)	—	(10,051)	—

Total operating income	7,458	7,363	14,033	20,060
Interest expense	(3,617)	(3,773)	(11,072)	(12,107)
Securitization costs	(131)	(220)	(495)	(911)
Other expenses	(133)	(72)	(264)	(230)

Income from continuing operations before income taxes	$3,577	$3,298	$2,202	$6,812

8.	In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, and provides for expanded financial statement disclosures. The Company adopted SFAS No.146 in the second quarter of fiscal 2003. As such, the fiscal 2003 restructuring and other charges have been accounted for in accordance with the provisions of SFAS No. 146, and the related disclosures have been expanded.

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

In fiscal 2000, the Company adopted a restructuring plan intended to (1) effect additional planned synergies in connection with its April 1999 acquisition of the Mack Printing group (“Mack”), and (2) focus the Company’s resources on the markets within the Publisher Services segment and the specialty packaging market. These actions resulted in a charge of $34.1 million ($25.5 million net of taxes) and included:

•	Closure of the Atlanta-based Cadmus Point of Purchase (“POP”) business in October 1999,
•	Integration of two composition facilities in Lancaster, Pennsylvania,
•	Closure of the Richmond-based marketing agency in July 1999, and divestiture of the Charlotte-based agency in September 1999 and
•	Consolidation of corporate functions and overhead, including elimination of certain overhead within the Publisher Services segment and elimination of overhead costs associated with the former Marketing Communications group.

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

In January 2003, the Company also announced changes in the operating and management structure of the Company. In connection with these fiscal 2003 actions, the Company recorded pre-tax charges of $8.9 million ($5.9 million net of taxes) in the second quarter of fiscal 2003, and $1.1 million ($0.7 million net of taxes) in the third quarter of fiscal 2003. These charges are included in restructuring and other charges on the Condensed Consolidated Statements of Operations.

A summary of the restructuring and other charges, and activities against these charges follows:

(in thousands)	Write-off of Intangible Assets	Loss on Disposal of Assets	Employee Severance Costs	Other Exit Costs	Business Divestitures	Total
FY 2000 provision	$11,018	$14,769	$5,301	$3,776	$(715)	$34,149
Costs Incurred	(11,018)	(14,769)	(4,500)	(1,874)	715	(31,446)

June 30, 2000 Accrual	—	—	801	1,902	—	2,703

FY 2001 provision	3,968	5,471	3,738	4,023	2,706	19,906
Costs incurred	(3,968)	(5,471)	(2,193)	(2,018)	(2,706)	(16,356)

June 30, 2001 Accrual	—	—	2,346	3,907	—	6,253

Costs incurred	—		(1,895)	(3,231)		(5,126)

June 30, 2002 Accrual	—	—	451	676	—	1,127

FY 2003 provision		7,002	2,015	1,034		10,051
Costs incurred		(6,771)	(1,765)	(1,209)		(9,745)

March 31, 2003 Accrual	$—	$231	$701	$501	$—	$1,433

Fiscal 2000 and 2001 Restructuring and other charges:
Write-off of intangible assets consisted of goodwill related to the closure of the Company’s POP business in fiscal 2000, and the closure of the Company’s Atlanta-based packaging logistics operation in fiscal 2001.

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

Employee severance costs for fiscal 2000 included involuntary termination costs related to approximately 220 employees located within the POP business, the Cadmus Professional Communications division, and the corporate location. As of June 30, 2000, almost all of the employees had been terminated and severance benefits begun. Employee severance costs for fiscal 2001 included involuntary termination costs related to approximately 250 employees located within the Atlanta-based logistics operations, the two Richmond-based printing operations, and the Cadmus Professional Communications division. By June 30, 2001, approximately 160 of these employees had been terminated, and severance payments begun. During the year ended June 30, 2002, most of the remaining employees were terminated. The severance remaining to be paid at March 31, 2003, relates to fiscal 2001 restructuring actions, approximates $0.2 million and is expected to be paid by the end of fiscal 2003.

Other exit costs consisted primarily of costs to pay off or terminate existing leases, costs to exit contractual commitments, closure costs associated with the shut-down of facilities, and incremental costs incurred as a direct result of the restructuring actions that do not result in any future economic benefit to the Company. Other exit costs remaining to be paid at March 31, 2003 related to fiscal 2001 restructuring actions approximate $ 0.4 million, and are expected to be paid by the end of fiscal 2003.

Business divestitures included a net gain from the closure and divestiture of the two marketing businesses in fiscal 2000, and a loss on the sale of Dynamic Diagrams in fiscal 2001. Fiscal 2000 and 2001 restructuring actions are substantially complete.

Fiscal 2003 Restructuring and other charges:
One-time employee severance costs totaled $2.0 million and related to approximately 190 associates whose positions were eliminated as a result of the closure of the East Stroudsburg facility and Easton reprint operations and changes in the operating and management structure of the Company. As of March 31, 2003, substantially all of these employees had been terminated and severance payments totaled $1.5 million. Severance remaining to be paid at March 31, 2003, related to fiscal 2003 restructuring actions, approximates $0.5 million, and is expected to be paid by mid fiscal 2004.

Loss on impairment or disposal of assets for fiscal 2003 totaled $7.0 million and included a $5.2 million loss on assets to be disposed of due to the closure of the East Stroudsburg, Pennsylvania, facility and the Easton, Pennsylvania, reprint departments and a $1.8 million loss on impairment of assets related to a former operating facility in Richmond, Virginia, which has been sold. Write-downs were measured by the difference between the fair value of the assets, as determined by appraisal or best current market value information available, and the net book value of the asset. The Company estimates that there will be additional charges related to impairments or disposals ranging from $0.2 to $1.2 million, as planned equipment moves allow for the retirement of other equipment. These costs are expected to be incurred by fiscal 2004.

Other exit costs totaled $1.0 million and included contract termination costs and other costs incurred to close the East Stroudsburg facility. Other exit costs remaining at March 31, 2003 that related to fiscal 2003 restructuring actions totaled $0.1 million. The Company anticipates that it will incur additional other exit costs ranging from $0.4 to $0.8 million in fiscal 2004, primarily related to relocating fixed assets.

Fiscal 2003 restructuring actions are expected to be completed by mid fiscal 2004.

9.	At March 31, 2003, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million. This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the bank has an option to terminate the agreement in fiscal 2004. The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 1 and June 1. Based on the change in interest rates during the quarter, the interest rate swap agreement had a positive value to the Company of $2.4 million and $0.5 million as of March 31, 2003 and June 30, 2002, respectively. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” this amount is recorded in other assets with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets. The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the swap agreement resulted in a reduction of interest expense of $0.4 million and $0.4 million for the three-month periods ended March 31, 2003 and 2002, respectively, and a reduction of $1.0 million and $0.6 million for the nine-month periods ended March 31, 2003 and 2002, respectively.

10.	The Company uses an accounts receivable securitization program to fund some of its working capital requirements. At March 31, 2003 and June 30, 2002, approximately $26.2 million and $29.5 million, respectively, of net accounts receivable had been sold by the Company’s wholly owned, bankruptcy-remote subsidiary without recourse to an unrelated third party purchaser under the securitization program. The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank facility.

11.	Assets held for sale at March 31, 2003, include $1.7 million in property, plant and equipment primarily related to the Company’s closure of its facility in East Stroudsburg, Pennsylvania and its reprint department in Easton, Pennsylvania. Assets held for sale at June 30, 2002, relate to a former operating facility in Richmond, Virginia. All of the assets held for sale are part of the Publisher Services segment.

12.	In June 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation,” and requires the Company to include pro forma income disclosures for stock based compensation in its interim financial statements. The Company adopted SFAS No.146 in the third quarter of fiscal 2003. Under the Company’s incentive stock plans, selected employees and nonemployee directors may be granted options to purchase its common stock at prices not less than the fair market value (or not less than 85% of the fair market value in the case of non-qualified stock options granted to employees) of the stock at the date the options are granted. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by the provisions of SFAS No. 123, the Company continues to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based awards. All option grants to date have been issued at fair market value on the date of grant. As a result, the Company does not recognize charges to earnings resulting from the plans.

The following information is provided solely in connection with the disclosure requirements of SFAS No. 123. If the Company had elected to recognize compensation cost related to its stock options in accordance with the provisions of SFAS No. 123, net income (loss) would be as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income (loss) as reported	$2,172	$343	$(55,338)	$2,204

Deduct: total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(122)	(127)	(420)	(454)

Pro forma net income (loss)	$2,050	$216	$(55,758)	$1,750

Earnings (loss) per common share—basic
As reported	$0.24	$0.04	$(6.14)	$0.24
Proforma	$0.23	$0.02	$(6.19)	$0.20

Earnings (loss) per common share—diluted
As reported	$0.24	$0.04	$(6.13)	$0.24
Proforma	$0.23	$0.02	$(6.18)	$0.19

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

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of net sales for the three and nine-month periods ended March 31, 2003 and 2002, respectively. Results of operations for fiscal 2002 reflect the Company’s sale of its Atlanta-based Creative Marketing operation, which has been reported as a discontinued operation.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.5	81.7	81.0	82.1
Selling and administrative expenses	11.9	10.8	11.8	11.0
Amortization expense	—	1.0	—	1.0
Restructuring and other charges	1.0	—	3.0	—

Operating income	6.6	6.5	4.2	5.9
Interest expense	3.2	3.3	3.4	3.6
Securitization costs	0.1	0.2	—	0.2
Other, net	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	3.2	2.9	0.7	2.0
Income tax expense	1.3	1.5	0.4	1.0

Income from continuing operations	1.9	1.4	0.3	1.0
(Loss) from discontinued operations, net of tax	—	(1.1)	—	(0.4)

Cumulative effect of a change in accounting principle	—	—	(16.9)	—

Net income (loss)	1.9%	0.3%	(16.6%)	0.6%

Net sales

Net sales for the third quarter of fiscal 2003 were $113.4 million, a 1% increase, compared to $112.7 million in the same period last year. The increase was primarily attributable to growth in STM services and specialty packaging sales offset in part by lower special interest magazine revenues. Net sales for the first nine months of fiscal 2003 totaled $332.6 million compared to $338.3 million for the same period of fiscal 2002.

Net sales in the Publisher Services segment, which includes the STM journal, special interest magazine, and books and directories businesses, were $98.0 million in the third quarter of fiscal 2003 compared to $98.2 million in the comparable period of the prior year. For the nine months ended March 31, 2003, net sales in the Publisher Services segment were $289.3 million compared to $299.1 million in the corresponding period of the prior year. Growth in STM services was offset by declines in special interest magazines and books and directories due primarily to continued volume and pricing pressures and softness in advertising within the special interest magazine division.

Net sales in the Specialty Packaging segment totaled $15.5 million in the third quarter of fiscal 2003 compared to $14.5 million the prior year, an increase of 7%. For the nine-month period ended March 31, 2003, net sales grew to $43.3 million from $39.2 million, an increase of 11%, as compared to the corresponding period of the prior year. The increase in net sales for this segment was attributable to new business wins, particularly in the healthcare market.

Cost of Sales

Cost of sales decreased to 80.5% of net sales for the third quarter of fiscal 2003, compared to 81.7% of net sales in fiscal 2002, and decreased to 81.0% of net sales for the first nine months of fiscal 2003, compared to 82.1% of net sales for the same period of fiscal 2002. The improvement was a result of better product mix in the STM journals and Specialty Packaging divisions, company-wide cost reduction efforts, improved facility efficiencies and improved offshore workflows within the Publisher Services segment.

Selling and Administrative Expenses

Selling and administrative expenses totaled $13.5 million, or 11.9% of net sales, for the third quarter of fiscal 2003, compared to $12.1 million, or 10.8% of net sales, for the same period of fiscal 2002. For the first nine months of fiscal 2003, selling and administrative expenses totaled $ 39.2 million, or 11.8% of net sales, compared to $36.9 million, or 11.0% of net sales, in the corresponding period of the prior year. The increase in selling and administrative expenses was primarily attributable to higher costs in fiscal 2003 for management incentives and consulting fees, additional accruals for bad debt expense, fixed asset write-offs, and costs incurred in connection with marketing programs and sales training, offset in part by lower sales commissions and depreciation.

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and to perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to estimated fair values. As a result of its adoption of this statement, the Company recorded an impairment charge of $56.3 million in the first quarter of fiscal 2003, and discontinued amortizing its remaining goodwill. Amortization expense totaled $1.2 million and $3.6 million, or 1.0% and 1.0% of net sales, in the third quarter and first nine months of fiscal 2002, respectively.

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

In January 2003, the Company also announced changes in the operating and management structure of the Company. In connection with these fiscal 2003 actions, the Company recorded pre-tax charges of $8.9 million ($5.9 million net of taxes) in the second quarter of fiscal 2003, and $1.1 million ($0.7 million net of taxes) in the third quarter of fiscal 2003, which are included in restructuring and other charges on the Condensed Consolidated Statements of Operations. These charges also included a $ 1.8 million loss on impairment of assets related to a former operating facility in Richmond, Virginia, which was later sold.

Operating Income

The Company reported operating income of $7.5 million and $14.0 million for the three-and nine-months periods ended March 31, 2003, respectively, compared to $7.4 million and $20.1 million in the comparable periods of fiscal 2002. Operating results for the three and nine months periods ended March 31, 2003 included $1.1 million and $10.1 million in restructuring and other charges, respectively, while fiscal 2002 results included amortization expense of $1.2 million and $3.6 million for the three- and nine-months periods ended March 31, 2002, respectively. In order to provide consistent comparisons of year over year operating results, the following reconciliation is provided:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2003	2002	2003	2002
Operating income, as reported	$7,458	$7,363	$14,033	$20,060
Amortization expense	—	1,174	—	3,551
Restructuring and other charges	1,130	—	10,051	—

Operating income, as adjusted	$8,588	$8,537	$24,084	$23,611

Factors contributing to the year over year increase in operating income, as adjusted, included improved product mix and operating efficiencies in fiscal 2003, offset in part by lower sales volume, pricing pressures and increased sales, marketing and administrative expenses.

Interest and Other Expenses

Interest expense and securitization costs in the third quarter of fiscal 2003 declined to $3.7 million compared to $4.0 million in the prior year. For the first nine months of fiscal 2003, interest expense and securitization costs declined to $11.6 million from $13.0 million in the prior year. The decrease in interest expense was due primarily to lower debt levels in fiscal 2003 and lower year-over-year short-term interest rates.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes totaled $3.6 million for the third quarter of fiscal 2003 compared to $3.3 million for the same period of fiscal 2002. For the first nine months of fiscal 2003, the income from continuing operations before income taxes totaled $2.2 million compared to $6.8 million in the corresponding period of the prior year. These results reflect the impact of $1.1 million and $10.1 million in restructuring and other charges reported for the three- and nine-months periods ended March 31, 2003, and amortization expense of $1.2 million and $3.6 million for the three- and nine-months periods ended March 31, 2002, respectively. In order to provide consistent comparisons of year over year results, the following reconciliation is provided:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2003	2002	2003	2002
Income from continuing operations before income taxes, as reported	$3,577	$3,298	$2,202	$6,812
Amortization expense	—	1,174	—	3,551
Restructuring and other charges	1,130	—	10,051	—

Income from continuing operations before income taxes, as adjusted	$4,707	$4,472	$12,253	$10,363

Income Taxes

The Company’s effective income tax rate was 39.3% for the third quarter and 56.3% for the first nine months of fiscal 2003, respectively. For fiscal 2003, the amount of tax expense from continuing operations differs from the amount obtained by application of the statutory U.S. rates to income from continuing operations primarily due to a lower tax benefit recognized on restructuring charges and the impact of state income taxes. For fiscal 2002, the effective income tax rate was 53.1% and 49.5% for the third quarter and first nine months, respectively. Income tax expense for fiscal 2002 differs from the amount obtained by application of the statutory U.S. rate due primarily to the impact of non-deductible goodwill amortization.

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

Effective July 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and to perform annual impairment tests to determine if the remaining balance of goodwill or other intangible assets should be reduced to estimated fair values. In completing the transitional impairment test required by SFAS No. 142, the Company tested the net goodwill balances attributable to each of its reporting units for indications of impairment by comparing the fair value of each reporting unit to its carrying value. Fair value was determined using discounted cash flow estimates for each reporting unit in accordance with the provisions of SFAS No. 142. Based on these impairment tests as of July 1, 2002, the Company determined that goodwill related entirely to its Specialty Publications reporting unit within the Publisher Services segment was impaired. The Specialty Publications reporting unit primarily serves customers in the special-interest magazine market, which had been negatively impacted by the significant downturn in advertising spending (as a result of cost reduction initiatives undertaken by advertisers) resulting in fewer page counts and correspondingly lower net sales. In addition, due to excess capacity in the magazine printing industry, there had been volume and pricing pressures that resulted in lower operating profits and cash flows. Therefore, the earnings forecasts for future periods prepared as of July 1, 2002 reflect the impact of these items in the discounted cash flow computation for the Specialty Publications reporting unit, which resulted in a computed value that was lower than the carrying value. As a result, the Company recorded an impairment charge of $56.3 million related to this reporting unit in the first quarter of fiscal 2003. This charge is reflected as a cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statements of Operations.

The Company had $111.5 million of goodwill and other intangible assets, net of $9.7 million accumulated amortization, at March 31, 2003, and $167.8 million, net of $13.4 million accumulated amortization, at June 30, 2002, which related to the Company’s Publisher Services segment.

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

Earnings Per Share

The Company recorded net income of $0.24 per share for the third quarter of fiscal 2003 compared to $0.04 per share in the third quarter of fiscal 2002. For the nine months ended March 31, 2003, the Company recorded a $(6.13) loss per share compared to net income of $0.24 per share for the nine months ended March 31, 2002. In order to provide consistent comparisons of year over year results, the following reconciliation is provided which reflects the impact of restructuring and other charges, discontinued operations, and the cumulative effect of a change in accounting principle for goodwill on earnings per share for the three- and nine-months ended March 31, 2003 and 2002, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Earnings per share, assuming dilution:
Net income (loss), as reported	$0.24	$0.04	$(6.13)	$0.24
Cumulative effect of a change in accounting principle	—	—	6.24	—
Discontinued operations	—	0.13	—	0.14
Amortization expense	—	0.13	—	0.40
Restructuring and other charges, net of taxes	0.08	—	0.73

Earnings per share, assuming dilution, as adjusted	$0.32	$0.30	$0.84	$0.78

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report the following non-GAAP financial measures: (1) “operating income” adjusted to exclude restructuring and other charges of $1.1 million and $10.1 million for the three and nine month periods ended March 31, 2003, respectively, and adjusted to add amortization expense of $1.2 million and $3.6 million for the three and nine month periods ended March 31, 2002, (2) “income from continuing operations before income taxes” adjusted in the same manner and for the same items as operating income, and (3) “earnings per share” adjusted to exclude the restructuring and other charges in the same manner as operating income for the three and nine month periods ended March 31, 2003, and to exclude the impact of the $56.3 million cumulative effect of a change in accounting principle for the nine months ended March 31, 2003, which was recorded upon the Company’s adoption of SFAS No. 142; for fiscal 2002, earnings per share was adjusted by adding the impact of the amortization expense described in operating income above and excluding the impact of the loss from discontinued operations of $1.2 million for both the three and nine months ended March 31, 2002. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such most directly comparable GAAP financial measure.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, (1) the exclusion of restructuring and other charges permits comparisons of results for on-going business facilities under the current operating structure; (2) the exclusion of amortization expense in fiscal 2002 provides consistent comparisons as amortization expense is not recorded in fiscal 2003 upon adoption of SFAS No. 142 and year-over-year comparisons would be positively inflated without the adjustment, (3) the exclusion of the cumulative effect of a change in accounting principle permits comparisons without the impact of financial results driven solely by the adoption of new accounting pronouncements, and (4) the exclusion of the impact of discontinued operations permits comparisons for continuing business operations. In addition, the Company uses these non-GAAP financial measures internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to repay outstanding liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the first nine months of fiscal 2003 totaled $22.9 million, compared to $36.6 million in fiscal 2002. This $13.7 million decrease was primarily attributable to working capital changes and $4.5 million in contributions to the Company’s pension plan. The most significant working capital changes relate to timing of certain payments to the Company’s larger vendors and increases in inventory levels to satisfy demands of a new healthcare customer. The increase in accounts receivable is primarily attributable to the lower level of funding under the securitization program which is discussed below under Financing Activities. The year over year decrease in net cash provided by operating activities was partially offset by a $1.0 million decrease in restructuring payments.

Investing Activities

Net cash used in investing activities was $6.2 million for the first nine months of fiscal 2003 compared to $3.6 million in the prior year. Capital expenditures for the first nine months of fiscal 2003 totaled $9.6 million compared to $8.8 million for the corresponding period of the prior year, and included investments primarily in new business and manufacturing systems, digital prepress equipment and building and equipment improvements. Proceeds from the sale of property, plant and equipment in fiscal 2003 totaled $3.4 million, and related primarily to the sale of a Richmond facility and a press at the Company’s former East Stroudsburg, Pennsylvania location. The Company estimates that capital expenditures for fiscal 2003 will be approximately $14 to $16 million.

Proceeds from the sale of property, plant and equipment in fiscal 2002 totaled $3.7 million, and related primarily to the sale of a composition facility located in Akron, Pennsylvania, a press at the Company’s Charlotte facility, and a warehouse located in Lancaster, Pennsylvania.

Financing Activities

Net cash used in financing activities was $16.1 million for the first nine months of fiscal 2003 compared to $34.5 million for the first nine months of fiscal 2002. Cash provided by operating activities was used to pay down $11.5 million on the Company’s revolving credit facility and to fund $1.4 million in dividend payments. A higher subordinated interest in the Company’s accounts receivable securitization program reflected changes in methods of calculating eligible receivables brought about by amendments to the securitization program and lower funding levels as a result of receivables aging primarily within the Specialty Publications division. These factors contributed to a $3.3 million reduction in funding under the Company’s receivables securitization program.

At March 31, 2003, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million. This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the bank has an option to terminate the agreement in fiscal 2004. The Company receives interest payments at a fixed rate of 9.75% and pays a variable interest rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 1 and June 1. Based on the change in interest rates during the quarter, the interest rate swap agreement had a positive value to the Company of $2.4 million and $0.5 million as of March 31, 2003 and June 30, 2002, respectively. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” this amount is recorded in other assets with an equal offset in long-term debt on the Condensed Consolidated Balance Sheets. The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the swap agreement resulted in a reduction of interest expense of $0.4 million and $0.4 million for the three-month periods ended March 31, 2003 and 2002, respectively, and a reduction of $1.0 million and $0.6 million for the nine-month periods ended March 31, 2003 and 2002, respectively.

For the nine months ended March 31, 2002, the Company utilized cash provided by operations to pay down $26.4 million on the Company’s revolving credit facility, to pay off a $2.6 million mortgage on the Company’s Lancaster facility, and to fund $1.3 million in dividend payments. At March 31, 2002 there was a reduction of $4.6 million in funding under the Company’s receivables securitization program. The Company also received $0.3 million in proceeds from the exercise of stock options.

The Company uses an accounts receivable securitization program to fund some of its working capital requirements. At March 31, 2003 and June 30, 2002, approximately $26.2 million and $29.5 million, respectively, of net accounts receivable had been sold by the Company’s wholly owned, bankruptcy-remote subsidiary without recourse to an unrelated third party purchaser under the securitization program. The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank facility.

Long-term debt at March 31, 2003, was $133.9 million, down $23.3 million from $157.2 million at June 30, 2002. Additionally, the Company has $13.8 million in current maturities of long-term debt, scheduled to mature March 31, 2004.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2002. Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” in this Report on Form 10-Q for the quarterly period ended March 31, 2003, and is incorporated herein by reference.

ITEM 4.     CONTROLS AND PROCEDURES

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

	3.1	Restated Articles of Incorporation of Cadmus Communications Corporation, as amended. (1)

	3.2	Bylaws of Cadmus Communications Corporation, as amended. (2)

	10.18.3	First Amendment, dated as of March 27, 2003, to Second Amended and Restated Receivables Purchase Agreement dated as of November 20, 2002.

1.	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954).

2.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954).

b)	Reports on Form 8-K:

On January 24, 2003, the Company filed a Form 8-K that included its January 23, 2003 press release announcing fiscal 2003 second quarter financial results, as well as a copy of the prepared notes used for remarks made during a conference call to analysts on the same date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION

                                (Registrant)

Date:	May 12, 2003

  /s/ BRUCE V. THOMAS

  Bruce V. Thomas

  President and Chief Executive Officer

Date:	May 12, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Bruce V. Thomas
Bruce V. Thomas President and Chief Executive Officer

I, Paul K. Suijk, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cadmus Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ PAUL K. Suijk
Paul K. Suijk Senior Vice President and Chief Financial Officer