Form 10-K
period 2003-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2003-09-26
CIK 745274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-12954

Cadmus Communications Corporation

(Exact Name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of incorporation or organization)	54-1274108 (I.R.S. Employer Identification No.)

1801 Bayberry Court, Suite 200

Richmond, Virginia 23226
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(804) 287-5680

Securities registered pursuant to Section 12(g) of the Act:

Cadmus Communications Corporation Common Stock, $0.50 par value, and
Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑          No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes     ☐          No     ☑

      As of September 18, 2003, 9,066,592 shares of registrant’s common stock were outstanding. The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2002, was approximately $63,779,966, based on the closing sale price on that date.

Documents Incorporated by Reference:

      Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2003 are incorporated by reference in Parts I and II of this report. Portions of the registrant’s 2003 Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 2003 are incorporated by reference in Part III of this report.

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

      Cadmus has augmented its core printing and content management competency through a series of strategic mergers and acquisitions. Over the course of the past three fiscal years, the Company has focused its operations around the Publisher Services and Specialty Packaging segments. As a result, the Company has exited non-strategic businesses and concentrated its resources on these two segments in an attempt to develop targeted solutions for its customers and to differentiate its products and services from its competitors. The information that follows will further describe the specific actions the Company took during fiscal 2003.

      In fiscal 2003, the Company announced several actions to rationalize capacity and improve utilization within the Publisher Services segment, particularly in its special interest magazine operation. These actions, which the Company expects to be substantially completed by mid fiscal 2004, included closure of the special interest magazine facility in East Stroudsburg, Pennsylvania; closure of the reprint department in Easton, Pennsylvania; and relocation of certain manufacturing equipment to other facilities within the Company.

      In fiscal 2003, the Company entered into a joint venture agreement with Datamatics Technologies Limited, a leading business processing outsource service provider in India, resulting in the formation of KnowledgeWorks Global Limited (“KGL”). KGL provides a full range of content processing, content management and related services to STM publishers and other organizations around the world.

      The Company also announced changes in the operating and management structure of the Company within the Publisher Services segment during fiscal 2003, which are described below.

Organizational Structure and Product Lines

      The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers under the division names of Cadmus Professional Communications and Cadmus Specialty Publications. Due to operational and organizational changes, Cadmus Port City Press became a part of Cadmus Professional Communications in fiscal 2003. The Company’s Specialty Packaging segment provides high quality specialty packaging services, under the division name of Cadmus Whitehall.

Publisher Services

      Publisher Services provides a full range of content management, editorial, prepress, printing, warehousing and distribution services to not-for-profit and commercial publishers in three primary product lines: STM journals, special interest and trade magazines, and books and directories. STM services includes electronic peer review, editing, content processing, content management, production, distribution, and reprint services for publishers in the STM markets. Special interest magazine services includes ad and digital content management, short- to medium-run publication production and delivery services for special interest and business-to-

business publishers. Professional books and directories services include book and directory database management, composition, production, distribution, and fulfillment services for the association, legal, STM, and specialty directory markets. Publisher Services generated approximately 87% of the Company’s net sales in fiscal 2003.

Specialty Packaging

      Specialty Packaging provides services to its customers with high quality folding carton production, web and sheet-fed promotional printing, assembly, fulfillment and distribution for the telecommunications, software, apparel/fashion, health care, and financial services markets. Specialty Packaging generated approximately 13% of the Company’s net sales in fiscal 2003.

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

Raw Materials

      The principal raw material used in Cadmus’ business is paper. Paper stock inventories are maintained in the Publisher Services business, where a supply of roll paper stock is required to operate the web presses. The Company’s other operations generally purchase paper on a direct order basis for specific jobs with minimal inventory requirements. Cadmus purchases its paper requirements under agreements that guarantee tonnage and provide short-range price protection primarily for three-month intervals. The price of paper charged to customers is subject to adjustment based on market price changes imposed by paper manufacturers, so that usually Cadmus does not have exposure to changes in the cost of paper.

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

Employees

      Cadmus employs approximately 2,800 persons, approximately 18% of whom are currently covered by collective bargaining agreements. Cadmus believes its relationship with its employees is good. In addition, the Company believes that no single collective bargaining agreement is material to the operations taken as a whole.

Regulation

      Cadmus’ operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination. Cadmus believes that it is in substantial compliance with environmental laws and regulations.

Certain Financial Information

      Information with respect to Cadmus’ sales, operating profits, and financial condition for each of its past five years appears in the “Selected Financial Data” referred to in Item 6 of this report.

Available Information and Website

      Cadmus’ internet address is http://www.Cadmus.com. Cadmus makes available free of charge through its website its Securities and Exchange Commission (“SEC”) filings, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports. Cadmus’ SEC filings can be accessed through the “Company Profile” section of its website.

Item 2.	Properties

      The Company considers all of its properties and the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present needs. The Company may expand as necessary for the continued development of its operations. The following table contains information regarding the Company’s primary facilities as of June 30, 2003.

			Owned/	Size
Product Line	Location	Primary Use	Leased	(sq. ft.)

Publisher Services
Books, Directories	Baltimore, MD	Manufacturing/ Printing	Leased	175,000
Books, Directories	Baltimore, MD	Warehouse/ Distribution	Leased	42,000
Journal Services	Linthicum, MD	Content Management/ Editorial Services	Leased	52,000
Magazines	East Stroudsburg, PA	Available for sale	Owned	165,000
Journal Services	Easton, MD	Manufacturing/ Printing	Owned	197,000
Journal Services	Hurlock, MD	Backcopy Warehouse/ Fulfillment	Leased	200,000
Journal Services, Magazines	Easton, PA	Manufacturing/ Printing/ Warehouse/ Office	Owned	252,000
Journal Services	Ephrata, PA	Content Management/ Manufacturing/ Printing	Owned	142,000
Journal Services, Magazines	Ephrata, PA	Warehouse	Leased	25,000
Journal Services	Lancaster, PA	Manufacturing/ Printing	Owned	175,000
Journal Services, Magazines	Richmond, VA	Manufacturing/ Printing	Owned	267,000
Journal Services	Richmond, VA	Content Management/ Editorial Services	Owned	15,000
Specialty Packaging
Specialty Packaging	Charlotte, NC	Manufacturing/ Printing	Owned	180,000
Specialty Packaging	Charlotte, NC	Office/ Warehouse/ Fulfillment	Leased	62,000

Corporate
Corporate Office	Richmond, VA	Corporate Office	Leased	22,000

Item 3.	Legal Proceedings

      The Company is a party to various legal actions that are ordinary and incidental to its business. Additionally, in connection with divestiture actions, the Company guaranteed certain real estate lease obligations totaling approximately $0.4 million annually through September 2009. Accruals for claims or lawsuits have been provided for to the extent that losses are deemed probable and can be reasonably estimated. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of any of these proceedings, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of Cadmus are elected by the Board of Directors (“Board”) of the Company to serve one-year terms. The following table contains information about the executive officers of Cadmus:

Other Business Experience
Name (Age)	Position and Length of Service	During Past Five Years

Bruce V. Thomas (47)	President and Chief Executive Officer, Cadmus, July 2000-present.	Senior Vice President and Chief Operating Officer, Cadmus, 1999- 2000. Senior Vice President and Chief Financial Officer, Cadmus, 1997-1999.
Paul K. Suijk (46)	Senior Vice President and Chief Financial Officer, Cadmus, January 2003-present.	Senior Vice President and Chief Financial Officer, Comdial Corporation, 2000-2002. Senior Vice President and Corporate Treasurer, Danka Business Systems, PLC, 1997-1999.
Lisa S. Licata (42)	Senior Vice President, Human Resources, and Corporate Secretary, Cadmus, May 2002-present.	Partner, Troutman Sanders LLP, 1999-2002. Principal, mV-10, LLC, 1999-2002. President, Swedish Match North America’s Chewing Tobacco Division, 1997-1999.
Wayne B. Luck (47)	Senior Vice President and Chief Information Officer, Cadmus, July 2000-present.	Vice President, eBusiness, Owens and Minor Co., Inc., 1998-2000.
Christopher T. Schools (36)	Vice President and Treasurer, Cadmus, February 2002-present.	Assistant Treasurer, Cadmus, 2000- 2002. Director of Treasury Services, Cadmus, 1999-2000. Manager of Acquisition Analysis, Cadmus, 1998-1999.
Bruce G. Willis (42)	Vice President, Shared Services and Business Systems, Cadmus, January 2003-present.	Vice President and Controller, Cadmus, 1999-July 2001 and September 2001-2003. Interim Chief Financial Officer, Cadmus, July 2001-September 2001. Vice President of Finance, Marketing Communications Group, Cadmus, 1997 to 1999.
Stephen E. Hare (50)	Executive Vice President and President, Publisher Services Group, Cadmus, January 2003-present.	Executive Vice President, Chief Financial Officer, Cadmus, September 2001-2003. Executive Vice President, Chief Financial Officer and Director, AMF Bowling Worldwide, Inc., 1996-September 2001. (1)
Gerard P. Lux, Jr. (45)	President, Cadmus Specialty Packaging, Cadmus, May 2000- present.	President, Specialty Packaging/ Promotional Printing, Cadmus, 1997- 2000.

Other Business Experience
Name (Age)	Position and Length of Service	During Past Five Years

Mark R. Ploucha (46)	President, Cadmus Specialty Publications, Cadmus, January 2002-present.	Executive Vice President, CadmusMack (now Cadmus Specialty Publications), Cadmus, 2000-2002. Senior Vice President, Operations, Professional Communications Sector, 1999-2000. Executive Vice President, Mack Printing Company, 1996-1999.

(1)	On July 2, 2001, AMF Bowling Worldwide, Inc. and its U.S. subsidiaries (AMF) filed voluntary petitions for reorganization under Chapter 11, Title 11 of the United States Code (the Bankruptcy Code). AMF remained in possession of its assets, and managed and operated its businesses as debtor-in-possession under the Bankruptcy Code. Effective March 8, 2002, AMF successfully consummated its plan of reorganization and completed its Chapter 11 reorganization proceeding.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

      Statements in this annual report on Form 10-K relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s expectations include but are not limited to: (1) the overall economic environment, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) our ability to develop and market new capabilities and services to take advantage of technology changes in the publishing process, especially for scientific, technical and medical journals, (4) significant price pressure in the markets in which we compete, (5) the loss of significant customers or the decrease in demand from customers, (6) our ability to continue to obtain improved efficiencies and lower production costs, (7) the financial condition and ability to pay of certain customers, (8) the impact of industry consolidation among key customers, and (9) our ability to operate effectively in markets outside of North America. Other risk factors are detailed from time to time in our Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Cadmus common stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System under the symbol “CDMS.” Information with respect to market prices is presented on page F-1 of the 2003 Annual Report to Shareholders and is incorporated herein by reference.

      As of September 18, 2003, there were 9,066,592 shares of Cadmus common stock issued and outstanding, held by approximately 2,900 shareholders, including registered shareholders, participants in the Company’s Thrift Savings Plan and street name holders.

      On August 13, 2003, Cadmus declared a regular quarterly cash dividend of $0.05 per share, payable on September 9, 2003, to shareholders of record as of August 25, 2003. Additional information with respect to dividends declared is presented on page F-1 of the 2003 Annual Report to Shareholders and is incorporated herein by reference.

      The amount of any future dividends will depend on general business conditions encountered by Cadmus, as well as the financial condition, earnings and capital requirements of Cadmus, limitations from financial covenants and such other factors as the Board of Directors may deem relevant. For additional information regarding restrictions on payment of dividends, see the Notes to Consolidated Financial Statements referenced in Item 8 of this report.

Item 6.	Selected Financial Data

      The information presented under the caption “Selected Financial Data” on page F-1 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information presented under the caption “Management’s Discussion and Analysis” on pages F-3 through F-15 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      For quantitative and qualitative disclosures about market risk, see the Notes to Consolidated Financial Statements (Note 8) referenced in Item 8 of this report, and the information presented under the captions “Management’s Discussion and Analysis — Liquidity and Capital Resources” and “Management’s Discussion and Analysis — Market Risk” on pages F-12 through F-14 of the 2003 Annual Report to Shareholders, incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements of Cadmus and subsidiaries contained on pages F-18 through F-39 of the 2003 Annual Report to Shareholders are incorporated herein by reference.

      The supplementary data regarding quarterly results presented under the caption “Selected Quarterly Data” on page F-16 of the 2003 Annual Report to Shareholders is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The information presented under the caption “Change in Certifying Accountant” on page 26 of the 2003 Proxy Statement is incorporated herein by reference.

Item 9A.	Controls and Procedures

      The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management on a timely basis. As required, management, including the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Additionally, no significant changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

      Except as otherwise indicated, information called for by the following items under Part III is contained in the 2003 Proxy Statement for the Annual Meeting of Cadmus Shareholders to be mailed to the shareholders on or about October 3, 2003.

Item 10.	Directors and Executive Officers of the Registrant

      Information on the directors of Cadmus is contained on pages 6 through 9 of the 2003 Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) beneficial ownership reporting is contained on page 30 of the 2003 Proxy Statement and is incorporated herein by reference. For information regarding the executive officers of Cadmus, see “Executive Officers of the Registrant” at the end of Part I of this report.

Item 11.	Executive Compensation

      Information on executive compensation is contained on pages 13 through 23 of the 2003 Proxy Statement and is incorporated herein by reference. Information with respect to compensation committee interlocks and insider participation in compensation decisions and with respect to director compensation is contained on page 11 of the 2003 Proxy Statement and is incorporated herein by reference. The Company’s performance graph is contained on pages 28 through 29 of the 2003 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information on security ownership of certain beneficial owners and management is contained on pages 2 through 5 of the 2003 Proxy Statement and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans is contained on page 17 of the 2003 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information on certain relationships and related transactions with management is contained on pages 11 through 12 of the 2003 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      Information on principal accounting fees and services is contained on page 27 of the 2003 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedules

      The financial statements incorporated by reference into Item 8 of this report and the financial statement schedule filed as part of this report are listed in the Index to Financial Statements and Schedules on page 14 hereof.

      (b) Reports on Form 8-K

      On April 24, 2003, the Company filed a report on Form 8-K that included its April 24, 2003 press release announcing its fiscal 2003 third quarter financial results.

      (c) Exhibits

      The Exhibits listed in the accompanying “Index of Exhibits” on pages 16 through 19 hereof are filed or incorporated by reference as a part of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26th day of September, 2003.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

/s/ BRUCE V. THOMAS

Bruce V. Thomas
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, as of the 26th day of September 2003.

Signature	Title

/s/ BRUCE V. THOMAS Bruce V. Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ PAUL K. SUIJK Paul K. Suijk	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*/s/ MARTINA L. BRADFORD Martina L. Bradford	Director

*/s/ THOMAS E. COSTELLO Thomas E. Costello	Director

*/s/ G. WADDY GARRETT G. Waddy Garrett	Director

*/s/ KEITH HAMILL Keith Hamill	Director

*/s/ EDWARD B. HUTTON, JR. Edward B. Hutton, Jr.	Director

*/s/ THOMAS C. NORRIS Thomas C. Norris	Chairman of the Board

* /s/ NATHU R. PURI Nathu R. Puri	Director

*/s/ JOHN C. PURNELL, JR. John C. Purnell, Jr.	Director

*/s/ RUSSELL M. ROBINSON, II Russell M. Robinson, II	Director

Signature		Title

*/s/ JAMES E. ROGERS James E. Rogers		Director

*/s/ WALLACE STETTINIUS Wallace Stettinius		Director

*By:	/s/ BRUCE V. THOMAS
Bruce V. Thomas Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

      The Consolidated Balance Sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 2003 and 2002, and the related Consolidated Statements of Operations, Cash Flows, and Shareholders’ Equity for each of the three years in the period ended June 30, 2003, including the notes thereto, are included on pages F-18 through F-39 of Cadmus’ 2003 Annual Report to Shareholders and are incorporated herein by reference. With the exception of the information incorporated by reference in numbered Items 5, 6, 7 and 8, no other data appearing in the 2003 Annual Report to Shareholders is deemed to be “filed” as part of this Form 10-K. The following additional financial data should be read in conjunction with these consolidated financial statements.

Page

Financial Statement Schedules:
II — Valuation and Qualifying Accounts	12

      All other schedules have been omitted because they are not applicable, because the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

SCHEDULE II

CADMUS COMMUNICATIONS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions

		Charged to	Charged to
Reserves and Allowances	Balance at	Costs and	Other			Balance
Deducted from Asset Accounts:	Beginning	Other	Accounts-		Deductions -	at End of
Allowance for Doubtful Accounts	of Period	Expenses	Describe		Describe(A)	Period

Years Ended:
June 30, 2001	$2,347	$805	$(826	)(B)	$585	$1,741
June 30, 2002	1,741	1,034	—		813	1,962
June 30, 2003	1,962	1,393	—		1,266	2,089

(A)	Uncollectible accounts charged off, net of recoveries.

(B)	Includes adjustments for the fiscal 2001 shutdown of Cadmus Graphic Solutions operations.

INDEX OF EXHIBITS

Exhibit
Number	Description

2.1	Stock Purchase Agreement, dated as of April 1, 1999, by and among Cadmus Communications Corporation, Melham U.S. Inc., Purico (IOM) Limited and Paul F. Mack.(1)
2.2	Stock and Note Purchase Agreement, dated as of April 1, 1999, by and among Mack Printing Company, Mack Printing Group, Inc., Science Craftsman Incorporated, Port City Press, Inc., Melham, Inc. and G. S. Mezzanine Partners, L.P., G. S. Mezzanine Partners Offshore, L.P., Stone Street Fund 1997, L.P. and Bridge Street Fund 1997, L.P.(2)
2.3	Asset Purchase Agreement, dated as of February 20, 1999, by and among Washburn Graphics, Inc., Washburn of New York, Inc., Cadmus Communications Corporation and R. R. Donnelley & Sons Company.(3)
The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of any schedules and exhibits to the foregoing exhibits that are not filed herewith in accordance with Item 601(b)(2) of Regulation S-K.
3.1	Restated Articles of Incorporation of Cadmus Communications Corporation, as amended.(4)
3.2	Bylaws of Cadmus Communications Corporation, as amended.(5)
4.5	Senior Subordinated Notes due 2009, Series A and Series B Indenture dated June 1, 1999, among Cadmus Communications Corporation, Cadmus Journal Services, Inc., Washburn Graphics, Inc., American Graphics, Inc., Expert Graphics, Inc., Cadmus Direct Marketing, Inc., Three Score, Inc., Mack Printing Company, Port City Press, Inc., Mack Printing Group, Inc., Science Craftsman Incorporated, each of the Cadmus Communications Corporation’s Restricted Subsidiaries that in the future executes a supplemental indenture in which such Restricted Subsidiary agrees to be bound by the terms of this Indenture as a Guarantor and First Union National Bank.(6)
4.6	Rights Agreement dated as of February 15, 1999 between Cadmus Communications Corporation and First Union National Bank, as Rights Agent.(7)
4.7	Amendment dated as of February 17, 2000 to Rights Agreement dated as of February 15, 1999 between Cadmus Communications Corporation and First Union National Bank.(8)
4.8	Amendment No. 2 to Rights Agreement, dated as of May 14, 2003.(9)
The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Company that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.
10.1	Cadmus FY 2003 Executive Incentive Plan dated August 13, 2002, filed herewith.
10.2	Cadmus Supplemental Executive Retirement Plan, as restated effective July 1, 2002, filed herewith.
10.3	Cadmus 1984 Stock Option Plan.(10)
10.4	Cadmus 1992 Non-Employee Director Stock Compensation Plan.(11)
10.5	Cadmus 1997 Non-Employee Director Stock Compensation Plan, as amended through February 17, 2000.(12)
10.6	Cadmus 1990 Long Term Stock Incentive Plan, as amended effective May 10, 2002.(13)
10.11	Employment Agreement dated as of July 1, 2000 between Cadmus Communications Corporation and Bruce V. Thomas.(14)
10.17	Amended and Restated Purchase and Sale Agreement dated as of May 17, 2000 between the Sellers (named therein), Cadmus Receivables Corp., and Cadmus Communications Corporation.(15)
10.18.2	Second Amended and Restated Receivables Purchase Agreement dated as of November 20, 2002 among Cadmus Receivables Corp., as Seller, Cadmus Communications Corporation, as Master Servicer, Blue Ridge Asset Funding Corporation, as Purchaser, and Wachovia Bank, National Association, as Agent.(16)
10.18.3	First Amendment, dated as of March 27, 2003, to Second Amended and Restated Receivables Purchase Agreement dated as of November 20, 2002.(17)
10.19	Retirement Agreement dated as of May 10, 2000 between Cadmus Communications Corporation and C. Stephenson Gillispie.(18)

Exhibit
Number	Description

10.20	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Wayne B. Luck.(19)
10.22	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Bruce G. Willis.(20)
10.25	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Gerard P. Lux, Jr.(21)
10.28	Series A Preferred Stock Purchase Agreement between XYVISION Enterprises, Inc. and Cadmus Communications Corporation dated as of February 16, 2001.(22)
10.29	$105,000,000 Amended and Restated Credit Agreement dated as of June 21, 2001 among Cadmus Communications Corporation, the Banks listed therein, Bank of America, N.A., as Documentation Agent, First Union National Bank, as Syndication Agent and Wachovia, N.A., as Agent.(23)
10.30	Swing Line Note pursuant to the Amended and Restated Credit Agreement dated as of June 21, 2001.(24)
10.31	Revolving Credit Note pursuant to the Amended and Restated Credit Agreement dated as of June 21, 2001.(25)
10.31.1	First Amendment dated as of June 21, 2002 to Amended and Restated Credit Agreement dated as of June 21, 2001.(26)
10.31.2	Second Amendment dated November 1, 2002 to Amended and Restated Credit Agreement.(27)
10.31.3	Third Amendment dated as of July 3, 2003 to Amended and Restated Credit Agreement dated as of June 21, 2001, filed herewith.
10.32	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Joseph J. Ward.(28)
10.33	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Mark R. Ploucha.(29)
10.34	Employee Retention Agreement dated as of May 9, 2002 between Cadmus Communications Corporation and Stephen E. Hare.(30)
10.35	Employee Retention Agreement dated as of May 9, 2002 between Cadmus Communications Corporation and Lisa S. Licata.(31)
10.36	Employee Retention Agreement dated as of July 1, 2000 between Cadmus Communications Corporation and Bruce V. Thomas.(32)
10.37	Non-Qualified Savings Plan, as adopted effective March 15, 2002.(33)
10.38	Agreement dated as of June 30, 2003 between Cadmus Communications Corporation and Joseph J. Ward, filed herewith.
10.39	Joint Venture Agreement, dated as of June 30, 2003, by and between Datamatics Technologies Limited and Cadmus KnowledgeWorks International LTD, filed herewith.
10.40	Agreement dated January 20, 2003, between Cadmus Communications Corporation and Paul K. Suijk, filed herewith.
13.	Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2003 which are incorporated by reference in this Annual Report on Form 10-K, filed herewith.
21.	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Ernst & Young LLP, filed herewith.
23.2	Notice Regarding Lack of Consent of Arthur Andersen LLP, filed herewith.
24.	Powers of Attorney, filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.
32.	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer, filed herewith.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 1, 1999 (Commission File No. 0-12954).

(2)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 1, 1999 (Commission File No. 0-12954).

(3)	Incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated March 1, 1999 (Commission File No. 0-12954).

(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954).

(5)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954).

(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed July 19, 1999 (Commission File No. 333-83121).

(7)	Incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A12G filed February 11, 1999 (Commission File No. 0-12954).

(8)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 17, 2000 (Commission File No. 0-12954).

(9)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 3, 2003 (Commission File No. 0-12954).

(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1985 (Commission File No. 0-12954).

(11)	Incorporated by reference to Exhibit 10.5 to the Company’s Form SE dated September 25, 1992.

(12)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

(13)	Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission File No. 0-12954).

(14)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 0-12954).

(15)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission File No. 0-12954).

(16)	Incorporated by reference to Exhibit 10.18.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 (Commission File No. 0-12954).

(17)	Incorporated by reference to Exhibit 10.18.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 (Commission File No. 0-12954).

(18)	Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

(19)	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

(20)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

(21)	Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

(22)	Incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (Commission File No. 0-12954).

(23)	Incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K dated July 13, 2001 (Commission File No. 0-12954).

(24)	Incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K dated July 13, 2001 (Commission File No. 0-12954).

(25)	Incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K dated July 13, 2001 (Commission File No. 0-12954).

(26)	Incorporated by reference to Exhibit 10.31.1 to the Company’s Current Report on Form 8-K dated June 21, 2002 (Commission File No. 0-12954).

(27)	Incorporated by reference to Exhibit 10.31.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002 (Commission File No. 0-12954).

(28)	Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 0-12954).

(29)	Incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K dated July 13, 2001 (Commission File No. 0-12954).

(30)	Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission File No. 0-12954).

(31)	Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission File No. 0-12954).

(32)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-12954).

(33)	Incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed March 15, 2002 (Commission File No. 333-84390).

      Copies of the Form 10-K and exhibits listed above may be obtained without charge by writing to Paul K. Suijk, Senior Vice President and Chief Financial Officer, at 1801 Bayberry Court, Suite 200, Richmond, Virginia 23226.