Form 10-Q
period 2003-09-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2003-11-12
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(804) 287-5680

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange  Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common Stock, $0.50 Par Value	9,069,092

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2003	June 30, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,327	$566
Accounts receivable (net of allowance for doubtful accounts of $2,612 at September 30, 2003 and $2,089 at June 30, 2003)	32,624	30,123
Inventories	21,467	22,347
Deferred income taxes	983	1,981
Prepaid expenses and other	8,935	6,947

Total current assets	65,336	61,964

Property, plant, and equipment, net	108,523	107,853
Assets held for sale	525	842
Goodwill, net	109,884	109,884
Other intangibles, net	4,627	4,871
Other assets	19,618	19,512

TOTAL ASSETS	$308,513	$304,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,000	$12,800
Accounts payable	35,345	33,681
Accrued expenses and other current liabilities	29,575	31,255
Restructuring reserve	713	1,110

Total current liabilities	81,633	78,846

Long-term debt, less current maturities	133,541	134,005
Other long-term liabilities	59,073	59,667

Total liabilities	274,247	272,518

Shareholders’ equity:
Common stock ($0.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares- 9,066,592 at September 30, 2003 and 9,049,592 at June 30, 2003)	4,533	4,525
Capital in excess of par value	68,493	68,342
Unearned compensation	(462)	(514)
Retained earnings (deficit)	(13,511)	(15,157)
Accumulated other comprehensive loss:
Foreign currency translation	1	—
Minimum pension liability	(24,788)	(24,788)

Total shareholders’ equity	34,266	32,408

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$308,513	$304,926

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Net sales	$106,909	$105,425

Operating expenses:
Cost of sales	87,743	85,482
Selling and administrative	11,965	12,747
Restructuring and other charges	114	—

	99,822	98,229

Operating income	7,087	7,196

Interest and other expenses:
Interest	3,443	3,763
Securitization costs	121	188
Other, net	42	62

	3,606	4,013

Income before income taxes and cumulative effect of a change in accounting principle	3,481	3,183

Income tax expense	1,381	1,210

Income before cumulative effect of a change in accounting principle	2,100	1,973

Cumulative effect of a change in accounting principle	—	(56,301)

Net income (loss)	$2,100	$(54,328)

Earnings per share – basic:
Income before cumulative effect of a change in accounting principle	$0.23	$0.22
Cumulative effect of a change in accounting principle	—	(6.25)

Net income (loss) per share	$0.23	$(6.03)

Weighted-average common shares outstanding	9,059	9,005

Earnings per share – diluted:
Income before cumulative effect of a change in accounting principle	$0.23	$0.22
Cumulative effect of a change in accounting principle	—	(6.24)

Net income (loss) per share	$0.23	$(6.02)

Weighted-average common shares outstanding	9,121	9,030

Cash dividends per common share	$0.05	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Operating Activities
Net income (loss)	$2,100	$(54,328)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,935	4,913
Cumulative effect of a change in accounting principle for goodwill	—	56,301
Restructuring and other	114	—
Other, net	395	(976)

	7,544	5,910

Changes in assets and liabilities that provided (used) cash:
Accounts receivable, net	(873)	4,889
Inventories	880	(1,172)
Accounts payable and accrued expenses	7,770	1,463
Restructuring payments	(511)	(207)
Contributions to retirement plans	(8,113)	(3,775)
Other, net	(2,079)	1,131

	(2,926)	2,329

Net cash provided by operating activities	4,618	8,239

Investing Activities
Purchases of property, plant, and equipment	(5,538)	(2,768)
Proceeds from sales of property, plant, and equipment	404	33

Net cash used in investing activities	(5,134)	(2,735)

Financing Activities
Proceeds from (repayment of) long-term revolving credit facility	3,200	(3,900)
Net payments on receivables securitization program	(1,628)	(856)
Dividends paid	(454)	(452)
Proceeds from exercise of stock options	159	45

Net cash provided by (used in) financing activities	1,277	(5,163)

Increase in cash and cash equivalents	761	341

Cash and cash equivalents at beginning of period	566	1,196

Cash and cash equivalents at end of period	$1,327	$1,537

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance at June 30, 2002	8,992	$4,496	$67,805	$(77)	$40,282	$(992)	$111,514
Net loss	—	—	—	—	(53,634)	—	(53,634)
Change in minimum pension liability net of $12,448 in deferred taxes	—	—	—	—	—	(23,796)	(23,796)

Comprehensive loss							(77,430)

Cash dividends - $0.20 per share	—	—	—	—	(1,805)	—	(1,805)
Shares issued upon exercise of stock options	5	2	43	—	—	—	45
Restricted stock award	53	27	494	(437)	—	—	84

Balance at June 30, 2003 (the following data is unaudited)	9,050	4,525	68,342	(514)	(15,157)	(24,788)	32,408
Net income	—	—	—	—	2,100	—	2,100
Foreign currency translation	—	—	—	—	—	1	1

Comprehensive income							2,101

Cash dividends - $0.05 per share	—	—	—	—	(454)	—	(454)
Shares issued upon exercise of stock options	17	8	151	—	—	—	159
Amortization of unearned compensation	—	—	—	52	—	—	52

Balance at September 30, 2003	9,067	$4,533	$68,493	$(462)	$(13,511)	$(24,787)	$34,266

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of Cadmus Communications Corporation and Subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2003.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended September 30, 2003, are not necessarily indicative of results for the entire fiscal year.

Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2.	The Company entered into a joint venture agreement with Datamatics Technologies Limited (“Datamatics”) on June 30, 2003, resulting in an increase in intangible assets of $3.3 million, which will be amortized using the straight-line method over a five year period. Annual amortization expense for these assets is expected to be approximately $0.7 million per year. Other intangibles totaling $1.5 million at September 30, 2003 and June 30, 2003, respectively, relate to assets recognized in connection with the Company’s adjustment of its minimum pension liability.

3.	Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 62,000 and 25,000 for the three months ended September 30, 2003 and 2002, respectively.

4.	Components of net inventories at September 30, 2003 and June 30, 2003, were as follows (in thousands):

	September 30, 2003 (unaudited)	June 30, 2003

Raw materials and supplies	$7,615	$10,242
Work in process	11,765	9,431
Finished goods	2,087	2,674

	$21,467	$22,347

5.	Long-term debt at September 30, 2003 and June 30, 2003, consisted of the following (in thousands):

	September 30, 2003 (unaudited)	June 30, 2003

Senior bank credit facility, due 3/31/04	$16,000	$12,800
9.75% Senior subordinated notes, due 6/1/09	125,000	125,000
11.5% Subordinated promissory notes, due 3/31/10	6,415	6,415
Fair market value of interest rate swap agreement	2,126	2,590

Total debt	149,541	146,805
Less current maturies of long-term debt	16,000	12,800

Total long-term debt	$133,541	$134,005

The Company’s senior bank credit facility is scheduled to mature on March 31, 2004. Management intends to, and anticipates that it will be able to, refinance the senior bank credit facility prior to its scheduled maturity. Both the senior bank credit facility and the senior subordinated notes contain a covenant that places restrictions on the ability of the Company to pay dividends. The senior bank credit facility limits the Company’s payment of dividends to an aggregate amount per annum of $0.20 per share when the Company’s total debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization) ratio exceeds 3.0 to 1.0. At September 30, 2003, the Company’s total debt-to-EBITDA ratio exceeded 3.0 to 1.0 and, therefore, the Company was limited under this agreement to an annual dividend rate of $0.20 per share. The senior subordinated notes include a computation for a restricted payments pool out of which dividends may be paid. The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions and is reduced based on payment of dividends or other restricted payments. The Company may continue to pay dividends to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend. At September 30, 2003, the Company’s restricted payments pool was sufficient to cover expected dividends and, therefore, the Company was not impacted by the limitation of this covenant.

6.	The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in three primary product lines: scientific, technical and medical (“STM”) journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services under the division names of Cadmus Professional Communications and Cadmus Specialty Publications. Due to operational and organizational changes, Cadmus Port City Press became a part of Cadmus Professional Communications during fiscal 2003. In addition, certain shared services and other expenses have been allocated to the Publisher Services segment. The Specialty Packaging segment provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product and other customers.

The accounting policies for the segments conform to those described in Note 1 “Significant Accounting Policies” in the Company’s fiscal 2003 Annual Report on Form 10-K. The Company primarily evaluates the performance of its operating segments based on operating income, excluding gains/losses on sales of assets and restructuring charges. Intergroup sales are not significant. The Company manages income taxes on a consolidated basis.

Summarized segment data is as follows:

(In thousands)	Publisher Services	Specialty Packaging	Total
Three Months Ended September 30, 2003:
Net sales	$92,309	$14,600	$106,909
Operating income	8,679	354	9,033
Three Months Ended September 30, 2002:
Net sales	$93,156	$12,269	$105,425
Operating income	9,487	273	9,760

A reconciliation of segment data to consolidated data is as follows:

	Three Months Ended September 30,

(In thousands)	2003	2002
Earnings from operations:
Reportable segment operating income	$9,033	$9,760
Unallocated shared services and other expenses	(1,823)	(2,563)
Loss on sale of fixed assets	(9)	(1)
Restructuring and other charges	(114)	—
Interest expense	(3,443)	(3,763)
Securitization costs	(121)	(188)
Other, net	(42)	(62)

Income before income taxes	$3,481	$3,183

7.	In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, and provides for expanded financial statement disclosures. The Company adopted SFAS No. 146 in the second quarter of fiscal 2003. As such, the fiscal 2003 restructuring and other charges have been accounted for in accordance with the provisions of SFAS No. 146, and the related disclosures have been expanded.

Over the course of the past several years, the Company has focused its operations around the Publisher Services and Specialty Packaging segments. As a result, the Company has exited non-strategic businesses and concentrated its resources on these two segments in an attempt to develop targeted solutions for its customers and to differentiate its products and services from its competitors. The information that follows will further describe the specific actions the Company took during fiscal 2003 and subsequently.

In fiscal 2003, the Company announced several actions to rationalize capacity and improve utilization within the Publisher Services segment, particularly in its special-interest magazine operation. These actions included closure of the special interest magazine facility in East Stroudsburg, Pennsylvania, closure of the reprint department in Easton, Pennsylvania and relocation of certain manufacturing equipment to other facilities within the Company.

The Company also announced changes in the operating and management structure of the Company. In connection with these fiscal 2003 actions, the Company recorded pre-tax charges of $0.1 million ($0.1 million net of taxes) in the first quarter of fiscal 2004. These charges are included in restructuring and other charges in the Condensed Consolidated Statements of Operations.

A summary of the restructuring and other charges, and activities against these charges follows:

(in thousands)	Loss on Disposal of Assets	Employee Severance Costs	Other Exit Costs	Total
June 30, 2002 Accrual	—	451	676	1,127

FY 2003 provision	7,831	2,363	1,152	11,346
Costs incurred	(7,831)	(1,979)	(1,553)	(11,363)

June 30, 2003 Accrual	$—	$835	$275	$1,110

FY 2004 provision	—	(27)	141	114
Costs incurred	—	(336)	(175)	(511)

September 30, 2003 Accrual	$—	$472	$241	$713

Loss on impairment or disposal of assets for fiscal 2003 totaled $7.8 million and included a $6.2 million loss on assets to be disposed of due to the closure of the East Stroudsburg, Pennsylvania facility and the Easton, Pennsylvania reprint department and a $1.6 million loss on impairment of assets related to a former operating facility in Richmond, Virginia, which has been sold. Write-downs were measured by the difference between the fair value of the assets, as determined by appraisal or best current market value information available, and the net book value of the asset.

Employee severance costs for fiscal 2003 totaled $2.4 million and related primarily to approximately 190 associates whose positions were eliminated as a result of the closure of the East Stroudsburg facility and Easton reprint operations and changes in the operating and management structure of the Company. As of September 30, 2003, all of these associates had been terminated and severance payments totaled $2.1 million. Severance costs remaining at September 30, 2003 relate to fiscal 2003 restructuring actions.

Other exit costs for fiscal 2003 totaled $1.2 million and included contract termination costs and other costs incurred to close the East Stroudsburg facility. Other exit costs remaining at September 30, 2003 that related to fiscal 2003 restructuring actions totaled $0.1 million. The Company also has $0.2 million in unsettled contract issues remaining in other exit costs related to fiscal 2001 restructuring actions. The Company anticipates that it will incur additional other exit costs of up to $0.3 million in fiscal 2004 related to fiscal 2003 restructuring actions, which are expected to be completed in fiscal 2004.

8.	At September 30, 2003, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million. This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the counterparty has an option to terminate the agreement beginning in fiscal 2004. Under the swap agreement, the Company receives interest payments at a fixed rate of 9.75% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 1 and June 1. The swap agreement is an effective hedge. The fair value of the Company’s interest rate swap agreement was $2.1 million and $2.6 million at September 30, 2003 and June 30, 2003, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other assets with an offset in long-term debt in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the use of this swap agreement resulted in a reduction of interest expense of $0.4 million and $0.3 million for the three-month periods ended September 30, 2003 and 2002, respectively.

9.	The Company uses an accounts receivable securitization program to fund some of its working capital requirements. At September 30, 2003 and June 30, 2003, approximately $25.0 million and $26.7 million, respectively, of net accounts receivable had been sold by the Company’s wholly owned, bankruptcy-remote subsidiary without recourse to an unrelated third party purchaser under the securitization program. The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with the proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank credit facility.

10.	Assets held for sale at September 30, 2003 and June 30, 2003 include property, plant and equipment primarily related to the Company’s closure of its facility in East Stroudsburg, Pennsylvania and its reprint department in Easton, Pennsylvania. All of the assets held for sale are part of the Publisher Services segment.

11.	Under the Company’s incentive stock plans, which expired on or before June 30, 2003, selected associates and non-employee directors were granted options to purchase its common stock at prices not less than the fair market value (or not less than 85% of the fair market value in the case of non-qualified stock options granted to associates) of the stock at the date the options were granted.

The following information is provided solely in connection with the disclosure requirements of SFAS No. 123. If the Company had elected to recognize compensation cost related to its stock options in accordance with the provisions of SFAS No. 123, pro forma net income (loss) would be as follows:

	Three Months Ended September 30,

	2003	2002
Net income (loss) as reported	$2,100	$(54,328)

Deduct: total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(145)	(120)

Pro forma net income (loss)	$1,955	$(54,448)

Earnings (loss) per common share – basic
As reported	$0.23	$(6.03)
Pro forma	$0.22	$(6.05)

Earnings (loss) per common share - diluted
As reported	$0.23	$(6.02)
Pro forma	$0.21	$(6.03)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Headquartered in Richmond, Virginia, Cadmus Communications Corporation and Subsidiaries (“Cadmus” or the “Company”) provides end-to-end, integrated graphic communications services to professional publishers, not-for-profit societies and corporations. Cadmus is the world’s largest provider of content management and production services to scientific, technical and medical (“STM”) journal publishers, the fifth largest periodicals printer in North America, and a leading provider of specialty packaging and promotional printing services.

The Company is focused around its Publisher Services segment which provides products and services to both not-for-profit and commercial publishers in three primary product lines: STM journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services under the division names of Cadmus Professional Communications and Cadmus Specialty Publications. Due to operational and organizational changes, Cadmus Port City Press became a part of Cadmus Professional Communications during fiscal 2003. In addition, the Company’s Specialty Packaging segment provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product and other customers.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

There have been no material changes to the information concerning the Company’s “Application of Critical Accounting Policies” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2003.

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of net sales for the three-month periods ended September 30, 2003 and 2002, respectively.

	Three Months Ended September 30,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	82.1	81.1
Selling and administrative expenses	11.2	12.1
Restructuring and other charges	0.1	—

Operating income	6.6	6.8
Interest expense	3.2	3.6
Securitization costs	0.1	0.2
Other	—	—

Income before income taxes and cumulative effect of a change in accounting principle	3.3	3.0
Income tax expense	1.3	1.1

Income before cumulative effect of a change in accounting principle	2.0	1.9
Cumulative effect of a change in accounting principle	—	(53.4)

Net income (loss)	2.0%	(51.5)%

Net sales

Net sales for the first quarter of fiscal 2004 were $106.9 million, a 1% increase, compared to $105.4 million in the same period last year. The increase was primarily attributable to growth in content services and STM services and specialty packaging sales.

Net sales in the Publisher Services segment, which includes the STM journal, special interest magazine, and books and directories businesses, were $92.3 million in the first quarter of fiscal 2004 compared to $93.2 million in the comparable period of the prior year. The decline of less than 1% was a result of continued softness in pricing and volume in the special interest magazine business offset by continued growth in STM services.

Net sales in the Specialty Packaging segment totaled $14.6 million in the first quarter of fiscal 2004 compared to $12.3 million the prior year, an increase of 19%. The increase in net sales for this segment was attributable to new business, particularly in the healthcare market.

Cost of Sales

Cost of sales increased to 82.1% of net sales for the first quarter of fiscal 2004, compared to 81.1% of net sales in fiscal 2003. The increase was primarily the result of ramp-up costs associated with the Company’s India-based KnowledgeWorks Global Limited content services joint venture, the impact of Hurricane Isabel, additional costs associated with the launch of the Company’s Cadmus ArticleWorksTM service and start up costs related to the opening of the Company’s Dominican Republic facility.

Selling and Administrative Expenses

Selling and administrative expenses totaled $12.0 million, or 11.2% of net sales, for the first quarter of fiscal 2004, compared to $12.7 million, or 12.1% of net sales, for the same period of fiscal 2003. The decrease in selling and administrative expenses was primarily attributable to lower costs in fiscal 2004 for management incentives, lower payroll costs associated with the reduction in the number of associates, the favorable impact of a $0.3 million gain from the demutualization of one of the Company’s insurance carriers, and higher costs in fiscal 2003 related to marketing programs and sales training. The year over year improvement in selling and administrative costs was partially offset by increases to the Company’s bad debt reserve and amortization of a license agreement related to the Company’s joint venture.

Restructuring and Other Charges

During fiscal 2003, the Company announced several actions to rationalize capacity and improve utilization within the Publisher Services segment, particularly in its special-interest magazine operation. These included closure of the special interest magazine facility in East Stroudsburg, Pennsylvania, closure of the reprint department in Easton, Pennsylvania and relocation of certain manufacturing equipment to other facilities within the Company.

Also during fiscal 2003, the Company announced changes in the operating and management structure of the Company. In connection with these fiscal 2003 actions, the Company recorded pre-tax charges of $0.1 million ($0.1 million net of taxes) in the first quarter of fiscal 2004, which are included in restructuring and other charges in the Condensed Consolidated Statements of Operations.

Operating Income

The Company reported operating income of $7.1 million for the three-month period ended September 30, 2003, respectively, compared to $7.2 million in the comparable period of fiscal 2003. Operating results for the three months ended September 30, 2003 included $0.1 million in restructuring and other charges. In order to provide consistent comparisons of year over year operating results, the following reconciliation is provided:

	Three Months Ended September 30,
(in thousands)	2003	% Sales	2002	% Sales
Operating income, as reported	$7,087	6.6%	$7,196	6.8%
Restructuring and other charges	114	0.1	—	—

Operating income, as adjusted	$7,201	6.7%	$7,196	6.8%

Interest and Other Expenses

Interest expense and securitization costs in the first quarter of fiscal 2004 declined to $3.6 million compared to $4.0 million in the prior year. The decrease in interest expense was due primarily to lower debt levels in the first quarter of fiscal 2004 and lower year over year short-term interest rates.

Income before Income Taxes and Cumulative Effect of a Change in Accounting Principle

Income before income taxes and cumulative effect of a change in accounting principle totaled $3.5 million for the first quarter of fiscal 2004 compared to $3.2 million for the same period of fiscal 2003. These results reflect the impact of $0.1 million in restructuring and other charges reported for the three-month period ended September 30, 2003. In order to provide consistent comparisons of year over year results, the following reconciliation is provided:

	Three Months Ended September 30,
(in thousands)	2003	% Sales	2002	% Sales
Reported income before income taxes and cumulative effect of a change in accounting principle	3,481	3.3%	3,183	3.0%
Restructuring and other charges	114	0.1	—	—

Adjusted income before income taxes and cumulative effect of a change in accounting principle	3,595	3.4%	3,183	3.0%

Income Taxes

The Company’s effective income tax rate was 39.7% for the first quarter of fiscal 2004, compared to 38% in the first quarter of fiscal 2003. The amount of tax expense differs from the amount obtained by application of the statutory United States rates primarily due to the impact of state income taxes in fiscal years 2004 and 2003, and the impact in fiscal 2004 of foreign operations, which are excluded from taxable domestic income.

Cumulative Effect of a Change in Accounting Principle

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and to perform annual impairment tests. In completing the transitional impairment test required by SFAS No. 142, the Company tested the net goodwill balances attributable to each of its reporting units for indications of impairment by comparing the fair value of each reporting unit to its carrying value. Fair value was determined using discounted cash flow estimates for each reporting unit in accordance with the provisions of SFAS No. 142. The preparation of such discounted cash flow estimates requires significant management judgement with respect to operating profit, growth rates, appropriate discount rates and residual values. Based on the impairment test as of July 1, 2002, the Company determined that goodwill related to its Specialty Publications division within the Publisher Services segment was impaired. The Specialty Publications division primarily serves customers in the special-interest magazine market, which had been negatively impacted by the significant downturn in advertising spending (as a result of cost reduction initiatives undertaken by advertisers) resulting in fewer page counts and correspondingly lower net sales. In addition, due to excess capacity in the magazine printing industry, volume and pricing pressures also resulted in lower operating profits and cash flows. As a result, the discounted cash flow analysis for the Specialty Publications division provided a value that was lower than carrying value. Accordingly, the Company recorded an impairment charge of $56.3 million representing the entire balance of goodwill for this division in the first quarter of fiscal 2003. This charge is reflected as a cumulative effect of a change in accounting principle in the accompanying Condensed Consolidated Statements of Operations.

The total balance of goodwill as of September 30, 2003 and June 30, 2003, respectively, relates to the Company’s Publisher Services segment.

Earnings Per Share

The Company recorded net income of $0.23 per share for the first quarter of fiscal 2004 compared to a ($6.02) loss per share in the first quarter of fiscal 2003. In order to provide consistent comparisons of year over year results, the following reconciliation is provided which reflects the impact of restructuring and other charges, and the cumulative effect of a change in accounting principle for goodwill on earnings per share for the three months ended September 30, 2003 and 2002, respectively:

	Three Months Ended September 30,
	2003	2002
Earnings per share, assuming dilution:
Net income (loss), as reported	$0.23	$(6.02)
Cumulative effect of a change in accounting principle	—	6.24
Restructuring and other charges, net of taxes	0.01	—

Earnings per share, assuming dilution, as adjusted	$0.24	$0.22

EBITDA

EBITDA for the three months ended September 30, 2003 was $12.1 million compared to $12.0 million in the comparable period of the prior year. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year over year EBITDA, the following reconciliation is provided:

(Dollars in thousands)	2004	% of Sales	2003	% of Sales
Net income (loss), as reported	$2,100	2.0%	$(54,328)	(51.5)%
Cumulative effect of a change in accounting principle	—	—	56,301	53.4
Income taxes	1,381	1.3	1,210	1.1
Interest	3,443	3.2	3,763	3.6
Securitization costs	121	0.1	188	0.2
Depreciation	4,772	4.4	4,913	4.6
Amortization	163	0.2	—	—
Restructuring and other charges	114	0.1	—	—

EBITDA	$12,094	11.3%	$12,047	11.4%

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report the following non-GAAP financial measures: (1) “operating income” adjusted to exclude restructuring and other charges of $0.1 million for the three month period ended September 30, 2003, (2) “income before cumulative effect of a change in accounting principle” adjusted in the same manner and for the same items as operating income, (3) “earnings per share” adjusted to exclude the restructuring and other charges in the same manner as operating income for the three months ended September 30, 2003, and to exclude the impact of the $56.3 million cumulative effect of a change in accounting principle for the three months ended September 30, 2002, which was recorded upon the Company’s adoption of SFAS No. 142; and (4) “EBITDA” and “EBITDA margin” as a percent of net sales with EBITDA being defined by the Company as earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation of EBITDA. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, (1) the exclusion of restructuring and other charges permits comparisons of results for on-going business facilities under the current operating structure; (2) the exclusion of the cumulative effect of a change in accounting principle permits comparisons without the impact of financial results driven solely by the adoption of new accounting pronouncements; and (3) EBITDA and EBITDA margin as a percent of net sales are useful measures of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent period-over-period comparisons of the Company’s performance. In addition, the Company uses these non-GAAP financial measures internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to repay outstanding liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the first three months of fiscal 2004 totaled $4.6 million, compared to $8.2 million in fiscal 2003. This $3.6 million decrease was primarily attributable to an increase in contributions to the Company’s retirement plans, an increase in restructuring payments and other working capital changes.

Investing Activities

Net cash used in investing activities was $5.1 million for the first three months of fiscal 2004 compared to $2.7 million in the prior year. Capital expenditures for the first three months of fiscal 2004 totaled $5.5 million compared to $2.8 million for the corresponding period of the prior year, and included investments primarily in new business and manufacturing systems, digital prepress equipment and building and equipment improvements. Proceeds from the sale of property, plant and equipment in fiscal 2004 totaled $0.4 million, and related primarily to the sale of a press at the Company’s Charlotte, North Carolina location. The Company estimates that capital expenditures for fiscal 2004 will be approximately $14 to $17 million.

Financing Activities

Net cash provided by financing activities was $1.3 million for the first three months of fiscal 2004 compared to $5.2 million used in financing activities for the first three months of fiscal 2003. A $7.8 million planned cash contribution to the Company’s defined benefit pension plan and $5.5 million in capital spending in the first quarter of fiscal 2004, partially offset by cash from operating activities, resulted in a $3.2 million increase in additional borrowing under the Company’s long-term revolving credit facility. The Company does not anticipate making further contributions to the defined benefit pension plan in fiscal year 2004. A higher subordinated interest in the Company’s accounts receivable securitization program reflected changes in methods of calculating eligible receivables brought about by amendments to the securitization program and certain negative trends in the receivables’ aging during the year which have been a focus of management’s working capital initiatives. These factors contributed to a $1.6 million reduction in funding under the Company’s receivables securitization program.

At September 30, 2003, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million. This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the counterparty has an option to terminate the agreement beginning in fiscal 2004. Under the swap agreement, the Company receives interest payments at a fixed rate of 9.75% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 1 and June 1. The swap agreement is an effective hedge. The fair value of the Company’s interest rate swap agreement was $2.1 million and $2.6 million at September 30, 2003 and June 30, 2003, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other assets with an offset in long-term debt in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the use of this swap agreement resulted in a reduction of interest expense of $0.4 million and $0.3 million for the three-month periods ended September 30, 2003 and 2002, respectively.

For the three months ended September 30, 2002, the Company utilized cash provided by operations to pay down $3.9 million on the Company’s revolving credit facility and to fund $0.5 million in dividend payments. Lower sales and funding rates at September 30, 2002 resulted in a reduction of $0.9 million in funding under the Company’s receivables securitization program.

The Company uses an accounts receivable securitization program to fund some of its working capital requirements. At September 30, 2003 and June 30, 2003, approximately $25.0 million and $26.7 million, respectively, of net accounts receivable had been sold by the Company’s wholly owned, bankruptcy-remote subsidiary without recourse to an unrelated third party purchaser under the securitization program. The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with the proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank credit facility.

Long-term debt at September 30, 2003 totaled $133.5 million, compared to $134.0 million at June 30, 2003. Additionally, the Company had $16.0 million and $12.8 million in current maturities of long-term debt at September 30, 2003 and June 30, 2003, respectively, scheduled to mature March 31, 2004.

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

Statements contained in this report relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s expectations include but are not limited to: (1) the overall economic environment, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) our ability to develop and market new capabilities and services to take advantage of technology changes in the publishing process, especially for scientific, technical and medical journals, (4) significant price pressure in the markets in which we compete, (5) the loss of significant customers or the decrease in demand from customers, (6) our ability to continue to obtain improved efficiencies and lower production costs, (7) the financial condition and ability to pay of certain customers, (8) the impact of industry consolidation among key customers, and (9) our ability to operate effectively in markets outside of North America. Other risk factors are detailed from time to time in our other Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2003. Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” in this Report on Form 10-Q for the quarterly period ended September 30, 2003, and is incorporated herein by reference.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not presently involved in any litigation, nor to its knowledge is any litigation threatened against the Company or its subsidiaries, that in management’s opinion, would result in any material adverse effect on the Company’s consolidated financial position or results of operations, or which is not expected to be covered by the Company’s liability insurance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

3.1	Restated Articles of Incorporation of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954)).

3.2	Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954)).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer.

b) Reports on Form 8-K:

On July 30, 2003, the Company filed a report on Form 8-K furnishing its July 30, 2003 press release announcing its fiscal 2003 fourth quarter financial results.

On September 3, 2003, the Company filed a report on Form 8-K regarding Amendment No. 2 to the Company’s Rights Agreement with Wachovia Bank and attaching its July 28, 2003 press release regarding the Company’s expansion of its Content Services Operations in India.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION

(Registrant)

Date:	November 12, 2003

/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer
(principal executive officer)

Date:	November 12, 2003

/s/ Paul K. Suijk
Paul K. Suijk
Senior Vice President and Chief Financial Officer
(principal financial officer)