Form 10-Q
period 2003-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2004-02-11
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2004
Common Stock, $0.50 Par Value	9,084,591

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$981	$566
Accounts receivable (net of allowance for doubtful accounts of $1,959 at December 31, 2003 and $2,089 at June 30, 2003)	32,028	30,123
Inventories	20,419	22,347
Deferred income taxes	2,112	1,981
Prepaid expenses and other	4,791	6,947

Total current assets	60,331	61,964

Property, plant, and equipment, net	106,074	107,853
Assets held for sale	445	842
Goodwill, net	109,884	109,884
Other intangibles, net	4,463	4,871
Other assets	18,589	19,512

TOTAL ASSETS	$299,786	$304,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,600	$12,800
Accounts payable	34,210	33,681
Accrued expenses and other current liabilities	25,132	31,255
Restructuring reserve	271	1,110

Total current liabilities	69,213	78,846

Long-term debt, less current maturities	133,194	134,005
Other long-term liabilities	60,380	59,667

Total liabilities	262,787	272,518

Shareholders’ equity:
Common stock ($0.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares- 9,073,925 at December 31, 2003 and 9,049,592 at June 30, 2003)	4,537	4,525
Capital in excess of par value	68,553	68,342
Unearned compensation	(410)	(514)
Retained earnings (deficit)	(10,895)	(15,157)
Accumulated other comprehensive income (loss):
Foreign currency translation	2	—
Minimum pension liability	(24,788)	(24,788)

Total shareholders’ equity	36,999	32,408

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$299,786	$304,926

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net sales	$115,319	$113,696	$222,228	$219,121

Operating expenses:
Cost of sales	94,512	92,434	182,255	177,916
Selling and administrative	12,019	12,962	23,984	25,709
Restructuring and other charges	(13)	8,921	101	8,921

	106,518	114,317	206,340	212,546

Operating income (loss)	8,801	(621)	15,888	6,575

Interest and other expenses:
Interest	3,608	3,692	7,051	7,455
Securitization costs	134	176	255	364
Other, net	109	69	151	131

	3,851	3,937	7,457	7,950

Income (loss) before income taxes and cumulative effect of a change in accounting principle	4,950	(4,558)	8,431	(1,375)

Income tax expense (benefit)	1,880	(1,376)	3,261	(166)

Income (loss) before cumulative effect of a change in accounting principle	3,070	(3,182)	5,170	(1,209)

Cumulative effect of a change in accounting principle	—	—	—	(56,301)

Net income (loss)	$3,070	$(3,182)	$5,170	$(57,510)

Earnings per common share - basic
Income (loss) before cumulative effect of a change in accounting principle	$0.34	$(0.35)	$0.57	$(0.14)
Cumulative effect of a change in accounting principle	—	—	—	(6.25)

Net income (loss) per share	$0.34	$(0.35)	$0.57	$(6.39)

Weighted-average common shares outstanding	9,071	9,007	9,065	9,006

Earnings per common share - diluted
Income (loss) before cumulative effect of a change in accounting principle	$0.33	$(0.35)	$0.56	$(0.14)
Cumulative effect of a change in accounting principle	—	—	—	(6.25)

Net income (loss) per share	$0.33	$(0.35)	$0.56	$(6.39)

Weighted-average common shares outstanding	9,220	9,007	9,171	9,006

Cash dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2003	2002
Operating Activities
Net income (loss)	$5,170	$(57,510)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,916	9,734
Cumulative effect of a change in accounting principle for goodwill	—	56,301
Restructuring and other	101	8,921
Other, net	(703)	(1,795)

	14,484	15,651

Changes in operating assets and liabilities:
Accounts receivable	(4,558)	755
Inventories	1,928	(3,100)
Accounts payable and accrued expenses	2,193	2,601
Restructuring payments	(940)	(2,080)
Contributions to defined benefit pension plans	(8,426)	(4,011)
Other, net	4,416	2,851

	(5,387)	(2,984)

Net cash provided by operating activities	9,097	12,667

Investing Activities
Purchases of property, plant, and equipment	(8,140)	(6,224)
Proceeds from sales of property, plant, and equipment	687	280

Net cash used in investing activities	(7,453)	(5,944)

Financing Activities
Proceeds from (payments on) receivables securitization program	2,656	(3,222)
Payments on long-term revolving credit facility	(3,200)	(2,600)
Dividends paid	(908)	(902)
Proceeds from exercise of stock options	223	45

Net cash used in financing activities	(1,229)	(6,679)

Increase in cash and cash equivalents	415	44

Cash and cash equivalents at beginning of period	566	1,196

Cash and cash equivalents at end of period	$981	$1,240

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance at June 30, 2002	8,992	$4,496	$67,805	$(77)	$40,282	$(992)	$111,514
Net loss	—	—	—	—	(53,634)	—	(53,634)
Change in minimum pension liability net of $12,448 in deferred taxes	—	—	—	—	—	(23,796)	(23,796)

Comprehensive loss							(77,430)

Cash dividends - $0.20 per share	—	—	—	—	(1,805)	—	(1,805)
Shares issued upon exercise of stock options	5	2	43	—	—	—	45
Restricted stock award	53	27	494	(437)	—	—	84

Balance at June 30, 2003 (the following data is unaudited)	9,050	4,525	68,342	(514)	(15,157)	(24,788)	32,408
Net income	—	—	—	—	5,170	—	5,170
Foreign currency translation	—	—	—	—	—	2	2

Comprehensive income							5,172

Cash dividends - $0.10 per share	—	—	—	—	(908)	—	(908)
Shares issued upon exercise of stock options	24	12	211	—	—	—	223
Amortization of unearned compensation	—	—	—	104	—	—	104

Balance at December 31, 2003	9,074	$4,537	$68,553	$(410)	$(10,895)	$(24,786)	$36,999

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended December 31, 2003, are not necessarily indicative of results for the entire fiscal year.

Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2.	The Company entered into a joint venture agreement with Datamatics Technologies Limited (“Datamatics”) on June 30, 2003, resulting in an increase in intangible assets of $3.3 million, which will be amortized using the straight-line method over a five year period. Annual amortization expense for these assets is expected to be approximately $0.7 million per year. Other intangibles totaling $1.5 million at December 31, 2003 and June 30, 2003, respectively, relate to assets recognized in connection with the Company’s adjustment of its minimum pension liability.

3.	Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 150,000 and 106,000 for the three and six months ended December 31, 2003, respectively. In fiscal 2003, incremental shares for dilutive stock options (computed under the treasury stock method) were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive. These shares totaled 51,000 and 38,000 for the three and six months ended December 31, 2002, respectively.

4.	Components of net inventories at December 31, 2003 and June 30, 2003, were as follows (in thousands):

	December 31, 2003 (unaudited)	June 30, 2003
Raw materials and supplies	$7,131	$10,242
Work in process	11,047	9,431
Finished goods	2,241	2,674

	$20,419	$22,347

5.	Long-term debt at December 31, 2003 and June 30, 2003, consisted of the following (in thousands):

	December 31, 2003 (unaudited)	June 30, 2003
Senior bank credit facility, due 3/31/04	$9,600	$12,800
9.75% Senior subordinated notes, due 6/1/09	125,000	125,000
11.5% Subordinated promissory notes, due 3/31/10	6,415	6,415
Fair market value of interest rate swap agreement	1,779	2,590

Total debt	142,794	146,805
Less current maturies of long-term debt	(9,600)	(12,800)

Total long-term debt	$133,194	$134,005

On January 28, 2004, the Company refinanced its senior bank credit facility, which was to mature on March 31, 2004, and terminated its accounts receivable securitization program (see Note 9). The new senior bank credit facility provides for a $100 million revolving credit facility that will mature in January, 2008. The facility, with a group of seven banks, is secured by substantially all of the Company’s real, personal and mixed property, is jointly and severally guaranteed by each of the Company’s present and future significant subsidiaries, and is secured by a pledge of the capital stock of present and future significant subsidiaries. The senior bank credit facility contains certain covenants regarding total leverage, senior leverage, fixed charge coverage and net worth, and contains other restrictions, including limitations on additional borrowings, and the acquisition, disposition and securitization of assets. The interest rate spreads for the senior bank credit facility range from 2.25% to 3.00% for LIBOR loans and from 1.00% to 1.75% for prime rate loans. The commitment fee rate ranges from 0.375% to 0.625%. Applicable interest rate spreads and commitment fees paid by the Company will fluctuate, within the ranges above, based upon the Company’s performance as measured by the total leverage ratio. From January 28, 2004 through the fee determination date next following the fiscal quarter ending June 30, 2004, the applicable interest rate spreads will be 2.75% for LIBOR loans and 1.50% for prime rate loans and the commitment fee will be 0.500%.

Both the senior bank credit facility and the senior subordinated notes contain a covenant that places restrictions on the ability of the Company to pay dividends. The senior bank credit facility that was in place at December 31, 2003 limited the Company’s payment of dividends to an aggregate amount per annum of $0.20 per share when the Company’s total debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization) ratio exceeded 3.0 to 1.0. At December 31, 2003, the Company’s total debt-to-EBITDA ratio exceeded 3.0 to 1.0 and, therefore, the Company was limited under this agreement to an annual dividend rate of $0.20 per share. The senior bank credit facility entered into on January 28, 2004 does not contain a per annum restriction on the payment of dividends, but includes dividends as a component of the fixed charge coverage ratio. The Company will be able to make dividend payments under the senior bank credit facility entered into on January 28, 2004 as long as it is in compliance with the fixed charge coverage ratio in effect at the time. The senior subordinated notes include a computation for a restricted payments pool out of which dividends may be paid. The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions and is reduced based on payment of dividends or other restricted payments. The Company may continue to pay dividends to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend. At December 31, 2003, the Company’s restricted payments pool was sufficient to cover expected dividends and, therefore, the Company was not impacted by the limitation of this covenant.

6.	The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in two primary product lines: scientific, technical and medical (“STM”) journals and special interest and trade magazines. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services under the division names of Cadmus Professional Communications and Cadmus Specialty Publications. Certain shared services and other expenses have been allocated to the Publisher Services segment. The Specialty Packaging segment provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product and other customers.

The accounting policies for the segments conform to those described in Note 1 “Significant Accounting Policies” in the Company’s fiscal 2003 Annual Report on Form 10-K. The Company primarily evaluates the performance of its operating segments based on operating income, excluding gains/losses on sales of assets and restructuring charges. Intersegment sales are not significant. The Company manages income taxes on a consolidated basis.

Summarized segment data is as follows:

(in thousands)	Publisher Services	Specialty Packaging	Total
Three Months Ended December 31, 2003:
Net sales	$97,320	$17,999	$115,319
Operating income	9,767	995	10,762

Three Months Ended December 31, 2002:
Net sales	$98,164	$15,532	$113,696
Operating income	10,563	411	10,974

Six Months Ended December 31, 2003:
Net sales	$189,629	$32,599	$222,228
Operating income	18,446	1,349	19,795

Six Months Ended December 31, 2002:
Net sales	$191,320	$27,801	$219,121
Operating income	20,050	684	20,734

A reconciliation of segment data to consolidated data is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2003	2002	2003	2002
Earnings from operations:
Reportable segment operating income	$10,762	$10,974	$19,795	$20,734
Unallocated shared services and other expenses	(1,959)	(2,624)	(3,782)	(5,187)
Loss on sale of fixed assets	(15)	(50)	(24)	(51)
Restructuring and other charges	13	(8,921)	(101)	(8,921)

Total operating income (loss)	8,801	(621)	15,888	6,575
Interest expense	(3,608)	(3,692)	(7,051)	(7,455)
Securitization costs	(134)	(176)	(255)	(364)
Other expenses	(109)	(69)	(151)	(131)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	$4,950	$(4,558)	$8,431	$(1,375)

7.	Over the course of the past several years, the Company has focused its operations around the Publisher Services and Specialty Packaging segments. As a result, the Company has exited non-strategic businesses and concentrated its resources on these two segments in an attempt to develop targeted solutions for its customers and to differentiate its products and services from its competitors. The information that follows will further describe the specific actions the Company took during fiscal 2003 and subsequently.

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

The Company also announced changes in the operating and management structure of the Company. In connection with these fiscal 2003 actions, the Company recorded pre-tax charges of $(0.01) million ($(0.01) million net of tax) and $0.1 million ($0.1 million net of tax) for the three and six months ended December 31, 2003, respectively, and $8.9 million ($5.9 million net of tax) for the three and six months ended December 31, 2002. These charges are included in restructuring and other charges in the Condensed Consolidated Statements of Income.

A summary of the restructuring and other charges, and activities against these charges follows:

(in thousands)	Loss on Disposal of Assets	Employee Severance Costs	Other Exit Costs	Total
June 30, 2002 Accrual	$—	$451	$676	$1,127

FY 2003 provision	7,831	2,363	1,152	11,346
Costs incurred	(7,831)	(1,979)	(1,553)	(11,363)

June 30, 2003 Accrual	$—	$835	$275	$1,110

FY 2004 provision	—	11	90	101
Costs incurred	—	(660)	(280)	(940)

December 31, 2003 Accrual	$—	$186	$85	$271

Fiscal 2003 Restructuring actions:

Loss on impairment or disposal of assets for fiscal 2003 totaled $7.8 million and included a $6.2 million loss on assets to be disposed of primarily due to the closure of the East Stroudsburg, Pennsylvania facility and a $1.6 million loss on impairment of assets related to a former operating facility in Richmond, Virginia, which has been sold. Write-downs were measured by the difference between the fair value of the assets, as determined by appraisal or best current market value information available, and the net book value of the asset.

Employee severance costs for fiscal 2003 totaled $2.4 million and related to approximately 190 associates whose positions were eliminated as a result of the closure of the East Stroudsburg facility and Easton reprint operations and changes in the operating and management structure of the Company. As of June 30, 2003, all of these associates had been terminated and severance payments related to these restructuring actions totaled $1.6 million. Severance costs remaining at June 30, 2003 related to fiscal 2003 restructuring actions.

Other exit costs for fiscal 2003 totaled $1.2 million and included contract termination costs and other costs incurred to close the East Stroudsburg facility. Other exit costs remaining at June 30, 2003 that related to fiscal 2003 restructuring actions totaled $0.1 million.

Additional employee severance costs in fiscal 2004 totaled $0.01 million and related to fiscal 2003 restructuring actions. The Company paid $0.6 million in severance payments. The remaining balance of severance costs at December 31, 2003 relates to fiscal 2003 restructuring actions.

Other exit costs for fiscal 2004 totaled $0.1 million and included $0.3 million in additional contract termination and other costs incurred to close the East Stroudsburg facility offset by a $0.2 million reversal of the remaining balance related to consolidation of the Company’s backcopy operations. Other exit costs remaining at December 31, 2003 relate to fiscal 2003 restructuring actions.

The Company anticipates that it will incur additional other exit costs of up to $0.3 million in fiscal 2004 related to fiscal 2003 restructuring actions, which are expected to be completed in fiscal 2004.

8.	At December 31, 2003, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million. This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the counterparty has an option to terminate the agreement beginning in June 2004. Under the swap agreement, the Company receives interest payments at a fixed rate of 9.75% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 1 and June 1. The swap agreement is an effective hedge. The fair value of the Company’s interest rate swap agreement was $1.8 million and $2.6 million at December 31, 2003 and June 30, 2003, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other assets with an offset in long-term debt in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the swap agreement resulted in a reduction of interest expense of $0.3 million and $0.3 million for the three-month periods ended December 31, 2003 and 2002, respectively, and a reduction of $0.7 million and $0.6 million for the six-month periods ended December 31, 2003 and 2002, respectively.

9.	The Company used an accounts receivable securitization program to fund some of its working capital requirements. At December 31, 2003 and June 30, 2003, approximately $29.3 million and $26.7 million, respectively, of net accounts receivable had been sold by the Company’s wholly owned, bankruptcy-remote subsidiary without recourse to an unrelated third party purchaser under the securitization program. The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with the proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank credit facility. On January 28, 2004, the Company terminated its accounts receivable securitization program concurrently with the refinancing of its senior bank credit facility resulting in an increase in borrowing under the senior bank credit facility. Effective January 28, 2004, the accounts receivable are no longer sold to the wholly-owned, bankruptcy-remote subsidiary or to an unrelated third-party purchaser. Therefore, the amount of reported accounts receivable and borrowings under the senior bank credit facility on the Condensed Consolidated Balance Sheets will increase in the future.

10.	Assets held for sale at December 31, 2003 and June 30, 2003 include property, plant and equipment primarily related to the Company’s closure of its facility in East Stroudsburg, Pennsylvania. All of the assets held for sale are part of the Publisher Services segment.

11.	Under the Company’s incentive stock plans, which expired on or before June 30, 2003, selected associates and non-employee directors were granted options to purchase its common stock at prices not less than the fair market value (or not less than 85% of the fair market value in the case of non-qualified stock options granted to associates) of the stock at the date the options were granted.

The following information is provided solely in connection with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” If the Company had elected to recognize compensation cost related to its stock options in accordance with the provisions of SFAS No. 123, pro forma net income (loss) would be as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2003	2002	2003	2002
Net income (loss) as reported	$3,070	$(3,182)	$5,170	$(57,510)

Less: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(104)	(178)	(249)	(298)

Pro forma net income (loss)	$2,966	$(3,360)	$4,921	$(57,808)

Earnings (loss) per common share - basic
As reported	$0.34	$(0.35)	$0.57	$(6.39)
Pro forma	$0.33	$(0.37)	$0.54	$(6.42)

Earnings (loss) per common share - diluted
As reported	$0.33	$(0.35)	$0.56	$(6.39)
Pro forma	$0.32	$(0.37)	$0.54	$(6.42)

12.	The Company’s effective income tax rate was 38% for the second quarter and 38.7% for the first six months of fiscal 2004, respectively. For fiscal 2003, the effective income tax rate (benefit) was (30.2)% and (12.1)% for the second quarter and first six months, respectively. The amount of tax expense differs from the amount obtained by application of the statutory United States rates primarily due to the impact of state income taxes in fiscal years 2004 and 2003, and the impact in fiscal 2004 of foreign operations, which are excluded from taxable domestic income.

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

The Company is focused around its two business segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in two primary product lines: STM journals and special interest and trade magazines. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services under the division names of Cadmus Professional Communications and Cadmus Specialty Publications. In addition, the Company’s Specialty Packaging segment provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product and other customers.

EXECUTIVE SUMMARY

Over the past few years, the Company has narrowed its focus primarily to niche markets where the Company sees underlying demand strength, a willingness on the part of customers to outsource non-core activities, and relatively few large and well-positioned competitors. More specifically, the Company has focused on growing content processing services for the scholarly publishing and scientific, technical and medical (“STM”) markets, and other markets. The Company has a leading position in this business, represented by the Cadmus Professional Communications division within the Publisher Services segment, and delivers customized services using state-of-the-art technologies, in addition to traditional print services.

The special interest magazine portion of the Company’s business, represented by the Cadmus Specialty Publications division within the Publisher Services segment has suffered from declining advertising pages and pricing pressures over the past several years. As a result, the Company is focused on controlling costs and improving profitability within this division, rather than focusing on top-line growth.

The Company’s Specialty Packaging segment has improved financial performance over the past few years as a result of focusing on growth markets that benefit from the customized package design services the Company offers, particularly in the health care, apparel and other consumer-oriented markets. The Company’s U.S. packaging facility is both ISO-9001 and cGMP certified as evidence of the high level of quality delivered to our customers. The Specialty Packaging segment, a growing portion of the Company’s business, has also differentiated itself by developing a proprietary network of offshore production affiliates and by linking those operations and its customers via a proprietary inventory management and fulfillment system.

The focus on the more stable and profitable services within Cadmus Professional Communications and on the Specialty Packaging segment has permitted the Company to achieve more stable operating results and reduce leverage in a challenging economic and industry environment.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

There have been no material changes to the information concerning the Company’s “Application of Critical Accounting Policies” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2003.

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Income as a percent of net sales for the three and six-month periods ended December 31, 2003 and 2002, respectively.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.0	81.3	82.0	81.2
Selling and administrative	10.4	11.4	10.8	11.7
Restructuring and other charges	—	7.8	—	4.1

Operating income (loss)	7.6	(0.5)	7.2	3.0
Interest expense	3.1	3.3	3.2	3.4
Securitization costs	0.1	0.2	0.1	0.2
Other, net	0.1	—	0.1	—

Income (loss) before income taxes and cumulative effect of a change in accounting principle	4.3	(4.0)	3.8	(0.6)
Income tax expense (benefit)	1.6	(1.2)	1.5	(0.1)

Income (loss) before cumulative effect of a change in accounting principle	2.7	(2.8)	2.3	(0.5)
Cumulative effect of a change in accounting principle	—	—	—	(25.7)

Net income (loss)	2.7%	(2.8)%	2.3%	(26.2)%

Net sales

Net sales for the second quarter of fiscal 2004 were $115.3 million compared to $113.7 million in the same period last year. Net sales for the first six months of fiscal 2004 totaled $222.2 million compared to $219.1 million for the same period of fiscal 2003. The increase was primarily attributable to growth in content services, STM journal services and specialty packaging sales.

Net sales in the Publisher Services segment were $97.3 million in the second quarter of fiscal 2004 compared to $98.2 million in the comparable period of the prior year. For the six months ended December 31, 2003, net sales in the Publisher Services segment were $189.6 million compared to $191.3 million in the corresponding period of the prior year. The decline of less than 1% was a result of continued softness in pricing and volume in the special interest magazine business partially offset by continued growth in STM services.

Net sales in the Specialty Packaging segment totaled $18.0 million in the second quarter of fiscal 2004 compared to $15.5 million the prior year, an increase of 16%. For the six-month period ended December 31, 2003, net sales grew to $32.6 million from $27.8 million, an increase of 17%, as compared to the corresponding period of the prior year. The increase in net sales for this segment was attributable to gaining new projects from existing customers and winning new accounts.

Cost of Sales

Cost of sales increased to 82.0% of net sales for the second quarter of fiscal 2004, compared to 81.3% of net sales in fiscal 2003, and increased to 82.0% of net sales for the first six months of fiscal 2004, compared to 81.2% of net sales for the same period of fiscal 2003. The increase was primarily the result of continued pricing pressures, work mix changes within the Publisher Services segment and additional costs associated with the launch of the Company’s Cadmus ArticleWorksTM service.

Selling and Administrative Expenses

Selling and administrative expenses totaled $12.0 million, or 10.4% of net sales, for the second quarter of fiscal 2004, compared to $13.0 million, or 11.4% of net sales, for the same period of fiscal 2003. For the first six months of fiscal 2004, selling and administrative expenses totaled $24.0 million, or 10.8% of net sales, compared to $25.7 million, or 11.7% of net sales, in the corresponding period of the prior year. The decrease in selling and administrative expenses in fiscal 2004 was primarily attributable to lower payroll costs associated with the reduction in the number of associates, expense reduction associated with an increase in the cash surrender value of company owned life insurance and the favorable impact of a $0.3 million gain from the demutualization of one of the Company’s insurance carriers. The year-over-year improvement in selling and administrative costs was partially offset by increases to the Company’s bad debt reserve and amortization of a license agreement related to the Company’s joint venture.

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

Also during fiscal 2003, the Company announced changes in the operating and management structure of the Company. In connection with these fiscal 2003 actions, the Company recorded pre-tax charges of $(0.01) million ($(0.01) million net of tax) and $0.1 million ($0.1 million net of tax) for the three and six months ended December 31, 2003, respectively, and $8.9 million ($5.9 million net of tax) for the three and six months ended December 31, 2002, which are included in restructuring and other charges in the Condensed Consolidated Statements of Income.

Operating Income

The Company had operating income of $8.8 million and $15.9 million for the three- and six-months periods ended December 31, 2003, respectively, compared to an operating loss of $0.6 million and operating income of $6.6 million in the comparable periods of fiscal 2003. Operating results for the first six months of fiscal 2004 included $0.1 million in restructuring and other charges, while fiscal 2003 results included $8.9 million in restructuring and other charges for the comparable time period. In order to provide consistent comparisons of year-over-year operating results, the following reconciliation is provided:

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2003	% Net Sales	2002	% Net Sales	2003	% Net Sales	2002	% Net Sales
Operating income (loss), as reported	$8,801	7.6%	$(621)	(0.5)%	$15,888	7.2%	$6,575	3.0%
Restructuring and other charges	(13)	—	8,921	7.8	101	—	8,921	4.1

Operating income, as adjusted	$8,788	7.6%	$8,300	7.3%	$15,989	7.2%	$15,496	7.1%

Interest and Other Expenses

Interest expense and securitization costs in the second quarter of fiscal 2004 declined to $3.7 million from $3.9 million in the prior year. For the first six months of fiscal 2004, interest expense and securitization costs declined to $7.3 million from $7.8 million in the prior year. The decrease in interest expense was due primarily to lower debt levels in the first half of fiscal 2004 and lower year-over-year short-term interest rates.

Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle

Income before income taxes and cumulative effect of a change in accounting principle totaled $5.0 million for the second quarter of fiscal 2004 compared to a $4.6 million loss for the same period of fiscal 2003. These results reflect the impact of $0.1 million and $8.9 million in restructuring and other charges reported for the three-month periods ended December 31, 2003 and 2002, respectively. In order to provide consistent comparisons of year-over-year results, the following reconciliation is provided:

(in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2003	% Net Sales	2002	% Net Sales	2003	% Net Sales	2002	% Net Sales
Income (loss) before income taxes and cumulative effect of a change in accounting principle, as reported	$4,950	4.3%	$(4,558)	(4.0)%	$8,431	3.8%	$(1,375)	(0.6)%

Restructuring and other charges	(13)	—	8,921	7.8	101	—	8,921	4.1

Income before income taxes and cumulative effect of a change in accounting principle, as adjusted	$4,937	4.3%	$4,363	3.8%	$8,532	3.8%	$7,546	3.5%

Income Taxes

The Company’s effective income tax rate was 38% for the second quarter and 38.7% for the first six months of fiscal 2004, respectively. For fiscal 2003, the effective income tax rate (benefit) was (30.2)% and (12.1)% for the second quarter and first six months, respectively. The amount of tax expense differs from the amount obtained by application of the statutory United States rates primarily due to the impact of state income taxes in fiscal years 2004 and 2003, and the impact in fiscal 2004 of foreign operations, which are excluded from taxable domestic income.

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

The total balance of goodwill as of December 31, 2003 and June 30, 2003, respectively, relates to the Company’s Publisher Services segment.

Earnings Per Share

The Company recorded net income of $0.33 per diluted share for the second quarter of fiscal 2004 compared to a $(0.35) loss per diluted share in the second quarter of fiscal 2003. For the six months ended December 31, 2003, the Company recorded net income of $0.56 per diluted share compared to a $(6.39) loss per diluted share for the six months ended December 31, 2002. In order to provide consistent comparisons of year-over-year results, the following reconciliation is provided which reflects the impact of restructuring and other charges, and the cumulative effect of a change in accounting principle for goodwill on earnings per share for the three and six months ended December 31, 2003 and 2002, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Earnings per share, assuming dilution:
Net income (loss), as reported	$0.33	$(0.35)	$0.56	$(6.39)
Cumulative effect of a change in accounting principle	—	—	—	6.25
Restructuring and other charges	—	0.65	0.01	0.65

Earnings per share, assuming dilution, as adjusted	$0.33	$0.30	$0.57	$0.51

EBITDA

EBITDA for the three months ended December 31, 2003 was $13.7 million compared to $13.1 million in the comparable period of the prior year. For the six months ended December 31, 2003, EBITDA was $25.8 million compared to $25.1 million for the six months ended December 31, 2002. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided:

	Three months ended December 31,
(Dollars in thousands)	2003	% Net Sales	2002	% Net Sales
Net income (loss), as reported	$3,070	2.7%	$(3,182)	(2.8)%
Income tax expense (benefit)	1,880	1.6	(1,376)	(1.2)
Interest	3,608	3.1	3,692	3.3
Securitization costs	134	0.1	176	0.2
Depreciation	4,817	4.2	4,821	4.2
Amortization	164	0.1	—	—
Restructuring and other charges	(13)	—	8,921	7.8

EBITDA	$13,660	11.8%	$13,052	11.5%

	Six months ended December 31,
(Dollars in thousands)	2003	% Net Sales	2002	% Net Sales
Net income (loss), as reported	$5,170	2.3%	$(57,510)	(26.2)%
Cumulative effect of a change in accounting principle	—	—	56,301	25.7
Income tax expense (benefit)	3,261	1.5	(166)	(0.1)
Interest	7,051	3.2	7,455	3.4
Securitization costs	255	0.1	364	0.2
Depreciation	9,589	4.3	9,734	4.4
Amortization	327	0.2	—	—
Restructuring and other charges	101	—	8,921	4.1

EBITDA	$25,754	11.6%	$25,099	11.5%

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report the following non-GAAP financial measures: (1) “operating income” adjusted to exclude restructuring and other charges of $(.01) million and $0.1 million for the three and six months ended December 31, 2003, respectively, and $8.9 million for the three and six months ended December 31, 2002, (2) “income before cumulative effect of a change in accounting principle” adjusted in the same manner and for the same items as operating income, (3) “earnings per share” adjusted to exclude the restructuring and other charges in the same manner as operating income for the six months ended December 31, 2003, and the three and six months ended December 31, 2002, and to exclude the impact of the $56.3 million cumulative effect of a change in accounting principle for the six months ended December 31, 2002, which was recorded upon the Company’s adoption of SFAS No. 142; and (4) “EBITDA” and “EBITDA margin” as a percent of net sales with EBITDA being defined by the Company as earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation of EBITDA. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the first six months of fiscal 2004 totaled $9.1 million, compared to $12.7 million in fiscal 2003. This $3.6 million decrease was primarily attributable to an increase in contributions to the Company’s various defined benefit pension plans, and other working capital changes net of a decrease in restructuring payments. The Company does not anticipate making further payments to its primary defined benefit pension plan in fiscal 2004.

Investing Activities

Net cash used in investing activities was $7.5 million for the first six months of fiscal 2004 compared to $5.9 million in the prior year. Capital expenditures for the first six months of fiscal 2004 totaled $8.1 million compared to $6.2 million for the corresponding period of the prior year, and included investments primarily in new business and manufacturing systems, digital prepress equipment and building and equipment improvements. Proceeds from the sale of property, plant and equipment in fiscal 2004 totaled $0.7 million, and related primarily to the sale of presses at the Company’s Charlotte, North Carolina, East Stroudsburg, Pennsylvania and Easton, Pennsylvania locations. The Company estimates that capital expenditures for fiscal 2004 will be approximately $14 to $17 million.

Financing Activities

Net cash used in financing activities was $1.2 million for the first six months of fiscal 2004 compared to $6.7 million for the first six months of fiscal 2003. For the six months ended December 31, 2003, the Company utilized cash provided by operations and net proceeds from the sale of accounts receivable to pay down $3.2 million on the Company’s revolving credit facility and to fund $0.9 million in dividend payments. The Company also received $0.2 million in proceeds from the exercise of stock options.

At December 31, 2003, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million. This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the counterparty has an option to terminate the agreement beginning in June 2004. Under the swap agreement, the Company receives interest payments at a fixed rate of 9.75% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 1 and June 1. The swap agreement is an effective hedge. The fair value of the Company’s interest rate swap agreement was $1.8 million and $2.6 million at December 31, 2003 and June 30, 2003, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other assets with an offset in long-term debt in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the swap agreement resulted in a reduction of interest expense of $0.3 million and $0.3 million for the three-month periods ended December 31, 2003 and 2002, respectively, and a reduction of $0.7 million and $0.6 million for the six-month periods ended December 31, 2003 and 2002, respectively.

For the six months ended December 31, 2002, the Company utilized cash provided by operations to pay down $2.6 million on the Company’s revolving credit facility and to fund $0.9 million in dividend payments. Lower sales and funding rates at December 31, 2002 resulted in a reduction of $3.2 million in funding under the Company’s receivables securitization program.

The Company used an accounts receivable securitization program to fund some of its working capital requirements. At December 31, 2003 and June 30, 2003, approximately $29.3 million and $26.7 million, respectively, of net accounts receivable had been sold by the Company’s wholly owned, bankruptcy-remote subsidiary without recourse to an unrelated third party purchaser under the securitization program. The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with the proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank credit facility. On January 28, 2004, the Company terminated its accounts receivable securitization program concurrently with the refinancing of its senior bank credit facility resulting in an increase in borrowing under the senior bank credit facility. Effective January 28, 2004, the accounts receivable are no longer sold to the wholly-owned, bankruptcy-remote subsidiary or to an unrelated third party purchaser. Therefore, the amount of reported accounts receivable and borrowings under the senior bank credit facility on the Condensed Consolidated Balance Sheets will increase in the future.

Long-term debt at December 31, 2003 totaled $133.2 million, compared to $134.0 million at June 30, 2003. Additionally, the Company had $9.6 million and $12.8 million in current maturities of long-term debt at December 31, 2003 and June 30, 2003, respectively, which were scheduled to mature March 31, 2004. On January 28, 2004, the Company refinanced its senior bank credit facility, which was to mature on March 31, 2004. The new senior bank credit facility provides for a $100 million revolving credit facility that will mature in January 2008. The facility, with a group of seven banks, is secured by substantially all of the Company’s real, personal and mixed property, is jointly and severally guaranteed by each of the Company’s present and future significant subsidiaries, and is secured by a pledge of the capital stock of present and future significant subsidiaries. The senior bank credit facility contains certain covenants regarding total leverage, senior leverage, fixed charge coverage and net worth, and contains other restrictions, including limitations on additional borrowings, and the acquisition, disposition and securitization of assets.

The Company remains a guarantor on real estate lease obligations, totaling approximately $0.4 million annually ($0.1 million quarterly) through September 2009, for a facility in Atlanta related to the Creative Marketing division, which was sold in the third quarter of fiscal 2002, Additionally, the Company has entered into a $1.8 million contract to purchase a press for its Charlotte facility.

The primary cash requirements of the Company are for debt service, capital expenditures, working capital, taxes, pension funding and dividends. The primary sources of liquidity are cash flow provided by operations and unused capacity under the senior bank credit facility. The future operating performance and the ability to service the Company’s debt depends on the ability to implement the business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company. Nevertheless, the Company believes that these sources will provide sufficient liquidity and capital resources to meet its operating requirements for capital expenditures and working capital.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2003. Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” in this Report on Form 10-Q for the quarterly period ended December 31, 2003, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management on a timely basis. As required, management, including the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Additionally, no changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	At the 2003 Annual Meeting of Shareholders of the Company (“Annual Meeting”) held on November 5, 2003, 7,129,429 shares of the Company’s outstanding common stock were present in person or by proxy and entitled to vote.

(b)	At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

(1) Election of Class II Directors. The nominees for director were elected, having received the following vote:

Nominee	For	Withheld
G. Waddy Garrett	5,864,637	1,264,792
Thomas C. Norris	5,885,141	1,244,288
Bruce V. Thomas	5,891,037	1,238,392

The following other directors continued in office after the Annual Meeting:

Class III Directors (serving until the 2004 Annual Meeting): Martina L. Bradford, Russell M. Robinson, II, James E. Rogers and Wallace Stettinius.

Class I Directors (serving until the 2005 Annual Meeting): Thomas E. Costello, Keith Hamill, Edward B. Hutton, Jr. and Nathu R. Puri.

(2) Ratification of designation of Ernst & Young LLP as independent auditors for current fiscal year. Designation of the auditors was ratified, having received the following vote:

For:	6,895,546
Against:	233,126
Abstain:	757
Broker Non-vote:	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

3.1	Restated Articles of Incorporation of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954)).

3.2	Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954)).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer.

b)	Reports on Form 8-K:

On October 30, 2003, the Company filed a report on Form 8-K furnishing its October 30, 2003, press release announcing its fiscal 2004 first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date:	February 9, 2004

/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer
(principal executive officer)

Date:	February 9, 2004

/s/ Paul K. Suijk
Paul K. Suijk
Senior Vice President and Chief Financial Officer
(principal financial officer)