Form 10-Q
period 2004-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2004-05-12
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, $0.50 Par Value	9,136,135

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004	June 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,557	$566
Accounts receivable (net of allowance for doubtful accounts of $1,881 at March 31, 2004 and $2,089 at June 30, 2003)	55,200	30,123
Inventories	20,683	22,347
Deferred income taxes	2,043	1,981
Prepaid expenses and other	5,038	6,947

Total current assets	84,521	61,964

Property, plant, and equipment, net	102,940	107,853
Assets held for sale	455	842
Goodwill	109,884	109,884
Other intangibles, net	4,300	4,871
Other assets	20,976	19,512

TOTAL ASSETS	$323,076	$304,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$12,800
Accounts payable	28,216	33,681
Accrued expenses and other current liabilities	30,716	31,255
Restructuring reserve	186	1,110

Total current liabilities	59,118	78,846

Long-term debt, less current maturities	162,782	134,005
Long-term pension liability	40,227	36,855
Other long-term liabilities	20,301	22,812

Total liabilities	282,428	272,518

Shareholders’ equity:
Common stock ($0.50 par value; authorized shares-16,000,000 shares; issued and outstanding shares- 9,125,408 at March 31, 2004 and 9,049,592 at June 30, 2003)	4,563	4,525
Capital in excess of par value	69,039	68,342
Unearned compensation	(358)	(514)
Accumulated deficit	(7,815)	(15,157)
Accumulated other comprehensive income (loss):
Foreign currency translation	7	—
Minimum pension liability	(24,788)	(24,788)

Total shareholders’ equity	40,648	32,408

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$323,076	$304,926

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net sales	$113,619	$113,437	$335,847	$332,558

Operating expenses:
Cost of sales	92,322	91,313	274,577	269,229
Selling and administrative	12,105	13,536	36,089	39,245
Restructuring and other charges	120	1,130	221	10,051

	104,547	105,979	310,887	318,525

Operating income	9,072	7,458	24,960	14,033

Interest and other expenses:
Interest	3,649	3,617	10,700	11,072
Securitization costs	41	131	296	495
Other, net	142	133	293	264

	3,832	3,881	11,289	11,831

Income before income taxes and cumulative effect of a change in accounting principle	5,240	3,577	13,671	2,202
Income tax expense	1,704	1,405	4,965	1,239

Income before cumulative effect of a change in accounting principle	3,536	2,172	8,706	963

Cumulative effect of a change in accounting principle	—	—	—	(56,301)

Net income (loss)	$3,536	$2,172	$8,706	$(55,338)

Earnings per common share - basic
Income before cumulative effect of a change in accounting principle	$0.39	$0.24	$0.96	$0.11
Cumulative effect of a change in accounting principle	—	—	—	(6.25)

Net income (loss) per share	$0.39	$0.24	$0.96	$(6.14)

Weighted-average common shares outstanding	9,103	9,007	9,077	9,006

Earnings per common share - diluted
Income before cumulative effect of a change in accounting principle	$0.38	$0.24	$0.94	$0.11
Cumulative effect of a change in accounting principle	—	—	—	(6.24)

Net income (loss) per share	$0.38	$0.24	$0.94	$(6.13)

Weighted-average common shares outstanding	9,289	9,034	9,210	9,024

Cash dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2004	2003
Operating Activities
Net income (loss)	$8,706	$(55,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,936	14,527
Cumulative effect of a change in accounting principle	—	56,301
Restructuring and other	221	10,051
Other, net	(669)	955

	23,194	26,496

Changes in operating assets and liabilities:
Accounts receivable	1,580	1,876
Inventories	1,664	(1,623)
Accounts payable and accrued expenses	1,782	4,219
Restructuring payments	(1,145)	(2,974)
Contributions to defined benefit pension plans	(8,748)	(5,293)
Other, net	2,402	244

	(2,465)	(3,551)

Net cash provided by operating activities	20,729	22,945

Investing Activities
Purchases of property, plant, and equipment	(9,996)	(9,559)
Proceeds from sales of property, plant, and equipment	844	3,350

Net cash used in investing activities	(9,152)	(6,209)

Financing Activities
Net payments on receivables securitization program	(26,657)	(3,310)
Proceeds from (payments on) long-term revolving credit facility	16,700	(11,500)
Dividends paid	(1,364)	(1,352)
Proceeds from exercise of stock options	735	45

Net cash used in financing activities	(10,586)	(16,117)

Increase in cash and cash equivalents	991	619
Cash and cash equivalents at beginning of period	566	1,196

Cash and cash equivalents at end of period	$1,557	$1,815

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance at June 30, 2002	8,992	$4,496	$67,805	$(77)	$40,282	$(992)	$111,514
Net loss	—	—	—	—	(53,634)	—	(53,634)
Change in minimum pension liability net of $12,448 in deferred taxes	—	—	—	—	—	(23,796)	(23,796)

Comprehensive loss							(77,430)

Cash dividends - $0.20 per share	—	—	—	—	(1,805)	—	(1,805)
Shares issued upon exercise of stock options	5	2	43	—	—	—	45
Restricted stock award	53	27	494	(437)	—	—	84

Balance at June 30, 2003 (the following data is unaudited)	9,050	4,525	68,342	(514)	(15,157)	(24,788)	32,408
Net income	—	—	—	—	8,706	—	8,706
Foreign currency translation	—	—	—	—	—	7	7

Comprehensive income							8,713

Cash dividends - $0.15 per share	—	—	—	—	(1,364)	—	(1,364)
Shares issued upon exercise of stock options	75	38	697	—	—	—	735
Amortization of unearned compensation				156			156

Balance at March 31, 2004	9,125	$4,563	$69,039	$(358)	$(7,815)	$(24,781)	$40,648

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended March 31, 2004, are not necessarily indicative of results for the entire fiscal year.

Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2.	The Company entered into a joint venture agreement with Datamatics Technologies Limited (“Datamatics”) on June 30, 2003, resulting in an increase in intangible assets of $3.3 million, which is being amortized using the straight-line method over a five year period. Annual amortization expense for these assets is expected to be approximately $0.7 million per year. Other intangibles totaling $1.5 million at March 31, 2004 and June 30, 2003, respectively, relate to assets recognized in connection with the Company’s adjustment of its minimum pension liability.

3.	Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 187,000 and 133,000 for the three and nine months ended March 31, 2004, respectively, and 26,000 and 17,000 for the three and nine months ended March 31, 2003, respectively.

4.	Components of net inventories at March 31, 2004 and June 30, 2003, were as follows (in thousands):

	March 31, 2004 (unaudited)	June 30, 2003
Raw materials and supplies	$6,363	$10,242
Work in process	11,651	9,431
Finished goods	2,669	2,674

	$20,683	$22,347

5.	Long-term debt at March 31, 2004 and June 30, 2003, consisted of the following (in thousands):

	March 31, 2004 (unaudited)	June 30, 2003
Senior bank credit facility, due 1/28/08	$29,500	$—
Senior bank credit facility, matured 3/31/04	—	12,800
9.75% Senior subordinated notes, due 6/1/09	125,000	125,000
11.5% Subordinated promissory notes, due 3/31/10	6,415	6,415
Fair market value of interest rate swap agreement	1,867	2,590

Total debt	162,782	146,805
Less current maturies of long-term debt	—	12,800

Total long-term debt	$162,782	$134,005

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

On April 2, 2004, the Company announced that it would redeem, in full, the 11.5%, $6.4 million subordinated promissory notes, which were otherwise scheduled to mature on March 31, 2010. The redemption, at no premium to par, occurred on May 3, 2004.

On April 29, 2004, the Company announced a consent solicitation and tender offer to redeem the 9.75%, $125 million senior subordinated notes. The offer is scheduled to expire on May 26, 2004, with an early consent premium payment in effect through May 12, 2004. The offer is subject to the satisfaction of certain conditions, including the Company’s receipt of tenders of notes representing a majority of the principal amount of the notes outstanding and the Company having obtained financing on such terms and in such amounts as it may determine in its sole discretion.

Both the senior bank credit facility and the senior subordinated notes contain a covenant that places restrictions on the ability of the Company to pay dividends. The senior bank credit facility entered into on January 28, 2004 does not contain a per annum restriction on the payment of dividends, but includes dividends as a component of the fixed charge coverage ratio. The Company will be able to make dividend payments under the senior bank credit facility entered into on January 28, 2004 as long as it is in compliance with the fixed charge coverage ratio in effect at the time. The Company was in compliance with the fixed charge coverage ratio at March 31, 2004 and, therefore, the Company was not impacted by the limitation of this covenant. The senior subordinated notes include a computation for a restricted payments pool out of which dividends may be paid. The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions and is reduced based on payment of dividends or other restricted payments. The Company may continue to pay dividends to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend. At March 31, 2004, the Company’s restricted payments pool was sufficient to cover expected dividends and, therefore, the Company was not impacted by the limitation of this covenant.

6.	The Company is focused on two business segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in two primary product lines: scientific, technical and medical (“STM”) journals and special interest and trade magazines. Publisher Services provides a full range of customized content processing, production and distribution services under the division names of Cadmus Professional Communications and Cadmus Specialty Publications. Certain shared services and other expenses have been allocated to the Publisher Services segment. The Specialty Packaging segment provides high quality package design, engineering, production and fulfillment services primarily to healthcare, consumer products and telecommunications corporations.

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

Summarized segment data is as follows:

(in thousands)	Publisher Services	Specialty Packaging	Total
Three Months Ended March 31, 2004:
Net sales	$97,266	$16,353	$113,619
Operating income	10,115	1,700	11,815

Three Months Ended March 31, 2003:
Net sales	$97,955	$15,482	$113,437
Operating income	10,742	782	11,524

Nine Months Ended March 31, 2004:
Net sales	$286,895	$48,952	$335,847
Operating income	28,561	3,049	31,610

Nine Months Ended March 31, 2003:
Net sales	$289,275	$43,283	$332,558
Operating income	30,792	1,466	32,258

A reconciliation of segment data to consolidated data is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2004	2003	2004	2003
Earnings from operations:
Reportable segment operating income	$11,815	$11,524	$31,610	$32,258
Unallocated shared services and other expenses	(2,623)	(2,649)	(6,405)	(7,836)
Loss on sale of fixed assets	—	(287)	(24)	(338)
Restructuring and other charges	(120)	(1,130)	(221)	(10,051)

Total operating income	9,072	7,458	24,960	14,033
Interest expense	(3,649)	(3,617)	(10,700)	(11,072)
Securitization costs	(41)	(131)	(296)	(495)
Other expenses	(142)	(133)	(293)	(264)

Income before income taxes and cumulative effect of a change in accounting principle	$5,240	$3,577	$13,671	$2,202

7.	Over the course of the past several years, the Company has focused its operations around the Publisher Services and Specialty Packaging segments. As a result, the Company has exited non-strategic businesses and concentrated its resources on these two segments in an attempt to develop targeted solutions for its customers and to differentiate its products and services from its competitors. The information that follows will further describe the specific actions the Company took during fiscal 2003 and subsequently.

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

The Company also announced changes in the operating and management structure of the Company. In connection with these fiscal 2003 actions, the Company recorded pre-tax charges of $0.1 million ($0.1 million net of tax) and $0.2 million ($0.1 million net of tax) for the three and nine months ended March 31, 2004, respectively, and $1.1 million ($0.7 million net of tax) and $10.1 million ($6.6 million net of tax) for the three and nine months ended March 31, 2003, respectively, which are included in restructuring and other charges in the Condensed Consolidated Statements of Income.

A summary of the restructuring and other charges, and activities against these charges follows:

(in thousands)	Loss on Disposal of Assets	Employee Severance Costs	Other Exit Costs	Total
June 30, 2002 Accrual	$—	$451	$676	$1,127

FY 2003 provision	7,831	2,363	1,152	11,346
Costs incurred	(7,831)	(1,979)	(1,553)	(11,363)

June 30, 2003 Accrual	$—	$835	$275	$1,110

FY 2004 provision	—	8	213	221
Costs incurred	—	(745)	(400)	(1,145)

March 31, 2004 Accrual	$—	$98	$88	$186

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

Employee severance costs for fiscal 2003 totaled $2.4 million and related to approximately 190 associates whose positions were eliminated as a result of the closure of the East Stroudsburg facility and Easton reprint operations and changes in the operating and management structure of the Company. As of March 31, 2004, all of these associates had been terminated and severance payments related to these restructuring actions totaled $2.4 million. Severance costs remaining at June 30, 2003 related to fiscal 2003 restructuring actions.

Other exit costs for fiscal 2003 totaled $1.2 million and included contract termination costs and other costs incurred to close the East Stroudsburg facility.

Additional employee severance costs in fiscal 2004 totaled $0.01 million and related to fiscal 2003 restructuring actions. The Company paid $0.7 million in severance payments. The remaining balance of severance costs at March 31, 2004 relates to fiscal 2003 restructuring actions.

Other exit costs for fiscal 2004 totaled $0.2 million and included $ 0.4 million in additional contract termination and other costs incurred to close the East Stroudsburg facility offset by a $0.2 million reversal of the remaining balance related to consolidation of the Company’s backcopy operations. Other exit costs remaining at March 31, 2004 relate to fiscal 2003 restructuring actions.

The Company anticipates that it will incur additional other exit costs of up to $0.1 million in fiscal 2004 related to fiscal 2003 restructuring actions, which are expected to be completed in fiscal 2004.

8.	At March 31, 2004, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million. This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the counterparty has an option to terminate the agreement beginning in June 2004. Under the swap agreement, the Company receives interest payments at a fixed rate of 9.75% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The nine-month LIBOR rate is reset each December 1 and June 1. The swap agreement is an effective hedge. The fair value of the Company’s interest rate swap agreement was $1.9 million and $2.6 million at March 31, 2004 and June 30, 2003, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other assets with an offset in long-term debt in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the swap agreement resulted in a reduction of interest expense of $0.4 million for the three months ended March 31, 2004 and 2003 and a reduction of $1.1 million and $1.0 million for the nine months ended March 31, 2004 and 2003, respectively.

9.	On January 28, 2004, the Company terminated its accounts receivable securitization program concurrently with the refinancing of its senior bank credit facility, resulting in an increase in borrowing under the senior bank credit facility to repurchase receivables previously sold. Effective January 28, 2004, the accounts receivable are no longer sold to the wholly-owned, bankruptcy-remote subsidiary or to an unrelated third-party purchaser. Therefore, the amount of reported accounts receivable and borrowings under the senior bank credit facility on the Condensed Consolidated Balance Sheets increased this quarter. Previously, the Company used an accounts receivable securitization program to fund some of its working capital requirements. At June 30, 2003, approximately $26.7 million of net accounts receivable had been sold by the Company’s wholly-owned, bankruptcy-remote subsidiary without recourse to an unrelated third-party purchaser under the securitization program. The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with the proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank credit facility.

10.	Assets held for sale at March 31, 2004 and June 30, 2003 include property, plant and equipment primarily related to the Company’s closure of its facility in East Stroudsburg, Pennsylvania. All of the assets held for sale are part of the Publisher Services segment.

11.	Under the Company’s incentive stock plans, which expired on or before June 30, 2003, selected associates and non-employee directors were granted options to purchase its common stock at prices not less than the fair market value (or not less than 85% of the fair market value in the case of non-qualified stock options granted to associates) of the stock at the date the options were granted.

The following information is provided solely in connection with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” If the Company had elected to recognize compensation cost related to its stock options in accordance with the provisions of SFAS No. 123, pro forma net income (loss) would be as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2004	2003	2004	2003
Net income (loss) as reported	$3,536	$2,172	$8,706	$(55,338)
Less: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(69)	(122)	(318)	(420)

Pro forma net income (loss)	$3,467	$2,050	$8,388	$(55,758)

Earnings (loss) per common share – basic
As reported	$0.39	$0.24	$0.96	$(6.14)
Pro forma	$0.38	$0.23	$0.92	$(6.19)

Earnings (loss) per common share – diluted
As reported	$0.38	$0.24	$0.94	$(6.13)
Pro forma	$0.37	$0.23	$0.91	$(6.18)

In March 2004, the FASB issued a proposed statement, “Share-Based Payment,” that would require that such transactions related to stock options be accounted for using the fair-value-based method to recognize compensation expense.

12.	The Company’s effective income tax rate was 32.5% for the third quarter and 36.3% for the first nine months of fiscal 2004, respectively. For fiscal 2003, the effective income tax rate was 39.3% and 56.3% for the third quarter and first nine months, respectively. During the quarter, the Company revised its assessment of a valuation allowance established for certain deferred tax assets related to state net operating losses. It was determined to be more likely than not that the Company will recognize income in future years for state income tax purposes and therefore, the Company reversed the valuation allowance in the current quarter. The amount of tax expense differs from the amount obtained by application of the statutory United States rates primarily due to the reversal of the valuation allowance, the impact of state income taxes in fiscal years 2004 and 2003, and the impact in fiscal 2004 of foreign operations, which are excluded from taxable domestic income.

13.	In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which revises employers’ disclosures about pension plans and other postretirement benefit plans. This Statement is effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. The Company adopted SFAS No. 132 in the third quarter of fiscal 2004.

The following information is provided in connection with the disclosure requirements of SFAS No. 132:

	Pension Benefits Three Months Ended March 31,		Postretirement Benefits Three Months Ended March 31,
(in thousands)	2004	2003	2004	2003
Service cost	$89	$1,085	$1	$2
Interest cost	2,089	2,234	61	87
Expected return on plan assets	(1,926)	(2,241)	—	—
Amortization of unrecognized transition amount	(20)	(20)	—	—
Amortization of prior service cost	25	40	(176)	(161)
Amortization of unrecognized net losses	19	—	76	101
Recognized losses	501	24	—	—

Net periodic benefit cost (income)	$777	$1,122	$(38)	$29

	Pension Benefits Nine Months Ended March 31,		Postretirement Benefits Nine Months Ended March 31,
(in thousands)	2004	2003	2004	2003
Service cost	$267	$3,256	$3	$7
Interest cost	6,266	6,701	183	260
Expected return on plan assets	(5,779)	(6,723)	—	—
Amortization of unrecognized transition amount	(60)	(60)	—	—
Amortization of prior service cost	76	121	(528)	(482)
Amortization of unrecognized net losses	59	—	227	302
Recognized losses	1,503	71	—	—

Net periodic benefit cost (income)	$2,332	$3,366	$(115)	$87

14.	In December of 2003, Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” that reformed Medicare in such a way that the Company expects to receive subsidies for certain prescription drug benefits that are incurred on behalf of plan participants. In March 2004, the FASB released Staff Position 106-b, which provides proposed guidance on the appropriate treatment of this favorable development. While the FASB is expected to release the final standard prior to the end of the fourth quarter, the Company is currently unable to determine the magnitude of the benefit. Accordingly, the amounts recorded and disclosed in these financial statements do not reflect any benefits related to the act. When the final guidance is issued, it may require the Company to record a favorable adjustment to previously reported financial information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Headquartered in Richmond, Virginia, Cadmus Communications Corporation and Subsidiaries (“Cadmus” or the “Company”) is a leading provider of end-to-end, integrated graphic communications and content processing services to professional publishers, not-for-profit societies and corporations. Cadmus provides a wide range of technology-enabled content management, composition, editorial, prepress, printing article reprint, digital rights management, fulfillment and distribution services. Cadmus is the world’s largest provider of content processing and production services to scientific, technical and medical (“STM”) journal publishers, the fourth largest periodicals printer in North America, and a leading provider of specialty packaging and related marketing materials for corporations.

The Company has organized its operations in two primary segments, Publisher Services and Specialty Packaging. The Publisher Services segment provides a full range of customized content processing, production and distribution services for the STM, educational and special interest magazine markets. The Company’s Specialty Packaging segment provides high quality package design, engineering, production and fulfillment services primarily to healthcare, consumer products and telecommunications corporations.

EXECUTIVE SUMMARY

Over the past few years, the Company has narrowed its focus primarily to niche markets where the Company sees underlying demand strength, a willingness on the part of customers to outsource non-core activities, and relatively few large and well-positioned competitors. More specifically, the Company has focused on growing content processing services for the scholarly publishing and scientific, technical and medical (“STM”) markets, and other markets. The Company has a leading position in this business, represented by the Cadmus Professional Communications division within the Publisher Services segment, and delivers customized content processing services using state-of-the-art technologies, in addition to traditional print services.

The special interest magazine portion of the Company’s business, represented by the Cadmus Specialty Publications division within the Publisher Services segment, has suffered from declining advertising pages and pricing pressures over the past several years. As a result, the Company is focused on controlling costs and improving profitability within this division, rather than focusing on top-line growth.

The Company’s Specialty Packaging segment has achieved improved financial performance over the past few years as a result of focusing on growth markets that benefit from the customized package design services the Company offers, particularly in the health care, consumer products and telecommunications markets. The Company’s U.S. packaging facility is both ISO-9001 and cGMP certified as evidence of the high level of quality delivered to our customers. The Specialty Packaging segment, a growing portion of the Company’s business, has also differentiated itself by developing a proprietary network of offshore production affiliates and by linking those operations and its customers via a proprietary inventory management and fulfillment system.

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

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Income as a percent of net sales for the three and nine-month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.3	80.5	81.8	81.0
Selling and administrative	10.6	11.9	10.7	11.8
Restructuring and other charges	0.1	1.0	0.1	3.0

Operating income	8.0	6.6	7.4	4.2
Interest expense	3.2	3.2	3.2	3.3
Securitization costs	—	0.1	0.1	0.1
Other, net	0.2	0.1	—	0.1

Income before income taxes and cumulative effect of a change in accounting principle	4.6	3.2	4.1	0.7
Income tax expense	1.5	1.3	1.5	0.4

Income before cumulative effect of a change in accounting principle	3.1	1.9	2.6	0.3
Cumulative effect of a change in accounting principle	—	—	—	(16.9)

Net income (loss)	3.1%	1.9%	2.6%	(16.6)%

Net Sales

Net sales for the third quarter of fiscal 2004 were $113.6 million compared to $113.4 million in the same period last year. Net sales for the first nine months of fiscal 2004 totaled $335.8 million compared to $332.6 million for the same period in fiscal 2003. The increase was primarily attributable to growth in content services and STM print within the Publisher Services segment and increased volume from customers in the Specialty Packaging segment.

Net sales in the Publisher Services segment were $97.3 million in the third quarter of fiscal 2004 compared to $98.0 million in the comparable period of the prior year. For the nine months ended March 31, 2004, net sales in the Publisher Services segment were $286.9 million compared to $289.3 million in the corresponding period of the prior year. The decline of less than 1% was a result of continued softness in pricing and volume in the special interest magazine business partially offset by continued growth in STM services.

Net sales in the Specialty Packaging segment totaled $16.4 million in the third quarter of fiscal 2004 compared to $15.5 million in the prior year, an increase of 6%. For the nine-month period ended March 31, 2004, net sales grew to $49.0 million from $43.3 million, an increase of 13%, as compared to the corresponding period of the prior year. The increase in net sales for this segment was the result of increased volume from our healthcare and consumer products customers and growth from our Global Packaging Solutions division, as well as certain one-time projects.

Cost of Sales

Cost of sales increased to 81.3% of net sales for the third quarter of fiscal 2004, compared to 80.5% of net sales in fiscal 2003, and increased to 81.8% of net sales for the first nine months of fiscal 2004, compared to 81.0% of net sales for the same period of fiscal 2003. The percentage increase was primarily due to the effect of continued pricing pressures on net sales, particularly in the magazine division, and additional costs and resources associated with the ramp up of services within the Publisher Services segment.

Selling and Administrative Expenses

Selling and administrative expenses totaled $12.1 million, or 10.6% of net sales, for the third quarter of fiscal 2004, compared to $13.5 million, or 11.9% of net sales, for the same period of fiscal 2003. For the first nine months of fiscal 2004, selling and administrative expenses totaled $36.1 million, or 10.7% net sales, compared to $39.2 million, or 11.8% of net sales, in the corresponding period of the prior year. The decrease in selling and administrative expenses in fiscal 2004 was primarily attributable to lower payroll costs associated with the reduction in the number of associates, expense reduction associated with an increase in the cash surrender value of company owned life insurance and the favorable impact of a $0.3 million gain from the demutualization of one of the Company’s insurance carriers. The year-over-year improvement in selling and administrative costs was partially offset by higher medical costs and amortization of a license agreement related to the Company’s KnowledgeWorks Global Limited joint venture entered into in June 2003.

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

Also during fiscal 2003, the Company announced changes in the operating and management structure of the Company. In connection with these fiscal 2003 actions, the Company recorded pre-tax charges of $0.1 million ($0.1 million net of tax) and $0.2 million ($0.1 million net of tax) for the three and nine months ended March 31, 2004, respectively, and $1.1 million ($0.7 million net of tax) and $10.1 million ($6.6 million net of tax) for the three and nine months ended March 31, 2003, respectively, which are included in restructuring and other charges in the Condensed Consolidated Statements of Income.

Operating Income

The Company had operating income of $9.1 million and $25.0 million for the three and nine months ended March 31, 2004, respectively, compared to operating income of $7.5 million and $14.0 million in the comparable periods of fiscal 2003. Operating results for the first nine months of fiscal 2004 included $0.2 million in restructuring and other charges, while fiscal 2003 results included $10.1 million in restructuring and other charges for the comparable period. In order to provide consistent comparisons of year-over-year operating results, the following reconciliation is provided:

(in thousands, except percents)	Three Months Ended March 31,				Nine Months Ended March 31,
	2004	% Net Sales	2003	% Net Sales	2004	% Net Sales	2003	% Net Sales
Operating income, as reported	$9,072	8.0%	$7,458	6.6%	$24,960	7.4%	$14,033	4.2%
Restructuring and other charges	120	0.1	1,130	1.0	221	0.1	10,051	3.0

Operating income, as adjusted	$9,192	8.1%	$8,588	7.6%	$25,181	7.5%	$24,084	7.2%

Interest and Other Expenses

Interest expense and securitization costs in the third quarter of fiscal 2004 and 2003 were $3.7 million. For the first nine months of fiscal 2004, interest expense and securitization costs declined to $11.0 million from $11.6 million in the prior year. The decrease in interest expense was due primarily to lower debt levels in fiscal 2004 and lower year-over-year short-term interest rates, offset in part by an increase in interest associated with loans on company-owned life insurance policies and a reduction in projects that warranted capitalizing related interest costs.

Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle

Income before income taxes and cumulative effect of a change in accounting principle totaled $5.2 million for the third quarter of fiscal 2004 compared to $3.6 million for the same period in fiscal 2003. These results reflect the impact of $0.1 million and $1.1 million in restructuring and other charges reported for the three-month periods ended March 31, 2004 and 2003, respectively. In order to provide consistent comparisons of year-over-year results, the following reconciliation is provided:

(in thousands, except percents)	Three Months Ended March 31,				Nine Months Ended March 31,
	2004	% Net Sales	2003	% Net Sales	2004	% Net Sales	2003	% Net Sales
Income before income taxes and cumulative effect of a change in accounting principle, as reported	$5,240	4.6%	$3,577	3.2%	$13,671	4.1%	$2,202	0.7%
Restructuring and other charges	120	0.1	1,130	1.0	221	0.1	10,051	3.0

Income before income taxes and cumulative effect of a change in accounting principle, as adjusted	$5,360	4.7%	$4,707	4.2%	$13,892	4.2%	$12,253	3.7%

Income Taxes

The Company’s effective income tax rate was 32.5% for the third quarter and 36.3% for the first nine months of fiscal 2004, respectively. For fiscal 2003, the effective income tax rate was 39.3% and 56.3% for the third quarter and first nine months, respectively. During the third quarter of fiscal 2004, the Company revised its assessment of a valuation allowance established for certain deferred tax assets related to state net operating losses. It was determined more likely than not that the Company will recognize income in future years for state income tax purposes and therefore, the Company reversed the valuation allowance. The amount of tax expense differs from the amount obtained by application of the statutory United States rates primarily due to the reversal of the valuation allowance, the impact of state income taxes in fiscal years 2004 and 2003, and the impact in fiscal 2004 of foreign operations, which are excluded from taxable domestic income.

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

The total balance of goodwill as of March 31, 2004 and June 30, 2003 relates to the Company’s Publisher Services segment.

Earnings Per Share

The Company recorded net income of $0.38 per diluted share for the third quarter of fiscal 2004 compared to $0.24 per diluted share in the third quarter of fiscal 2003. For the nine months ended March 31, 2004, the Company recorded net income of $0.94 per diluted share compared to a $6.13 loss per diluted share for the nine months ended March 31, 2003. In order to provide consistent comparisons of year-over-year results, the following reconciliation is provided which reflects the impact of restructuring and other charges, and the cumulative effect of a change in accounting principle for goodwill on earnings per diluted share for the three and nine months ended March 31, 2004 and 2003:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Earnings per share, assuming dilution:
Net income (loss), as reported	$0.38	$0.24	$0.94	$(6.13)
Cumulative effect of a change in accounting principle	—	—	—	6.24
Restructuring and other charges	0.01	0.08	0.02	0.73

Earnings per share, assuming dilution, as adjusted	$0.39	$0.32	$0.96	$0.84

EBITDA

EBITDA for the three months ended March 31, 2004 was $14.1 million compared to $13.2 million in the comparable period of the prior year. For the nine months ended March 31, 2004, EBITDA was $39.8 million compared to $38.3 million for the nine months ended March 31, 2003. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided:

	Three months ended March 31,
(in thousands, except percents)	2004	% Net Sales	2003	% Net Sales
Net income, as reported	$3,536	3.1%	$2,172	1.9%
Income tax expense	1,704	1.5	1,405	1.3
Interest	3,649	3.2	3,617	3.2
Securitization costs	41	—	131	0.1
Depreciation	4,857	4.3	4,793	4.2
Amortization	163	0.2	—	—
Restructuring and other charges	120	0.1	1,130	1.0

EBITDA	$14,070	12.4%	$13,248	11.7%

	Nine months ended March 31,
(in thousands, except percents)	2004	% Net Sales	2003	% Net Sales
Net income (loss), as reported	$8,706	2.6%	$(55,338)	(16.6)%
Cumulative effect of a change in accounting principle	—	—	56,301	16.9
Income tax expense	4,965	1.5	1,239	0.4
Interest	10,700	3.2	11,072	3.3
Securitization costs	296	0.1	495	0.1
Depreciation	14,446	4.3	14,527	4.4
Amortization	490	0.1	—	—
Restructuring and other charges	221	0.1	10,051	3.0

EBITDA	$39,824	11.9%	$38,347	11.5%

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report the following non-GAAP financial measures: (1) “operating income” and “operating income as a percentage of net sales” adjusted to exclude restructuring and other charges of $0.1 million and $0.2 million for the three and nine months ended March 31, 2004, respectively, and $1.1 million and $10.1 million for the three and nine months ended March 31, 2003, respectively, (2) “income before income taxes and cumulative effect of a change in accounting principle” and “income before income taxes and cumulative effect of a change in accounting principle as a percentage of net sales” adjusted in the same manner and for the same items as operating income, (3) “earnings per share” adjusted to exclude the restructuring and other charges in the same manner as operating income for the three and nine months ended March 31, 2004 and March 31, 2003, and to exclude the impact of the $56.3 million cumulative effect of a change in accounting principle for the nine months ended March 31, 2003, which was recorded upon the Company’s adoption of SFAS No. 142, and (4) “EBITDA” and “EBITDA as a percentage of net sales” with EBITDA being defined by the Company as earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation of EBITDA. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, (1) the exclusion of restructuring and other charges permits comparisons of results for on-going business facilities under the current operating structure; (2) the exclusion of the cumulative effect of a change in accounting principle permits comparisons without the impact of financial results driven solely by the adoption of new accounting pronouncements; and (3) EBITDA and EBITDA as a percentage of net sales are useful measures of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent period-over-period comparisons of the Company’s performance. In addition, the Company uses these non-GAAP financial measures internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to pay outstanding liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the first nine months of fiscal 2004 totaled $20.7 million, compared to $22.9 million in fiscal 2003. This $2.2 million decrease was primarily attributable to an increase in contributions to the Company’s various defined benefit pension plans, accelerated payments to some of the Company’s larger vendors and other working capital changes, partially offset by a decrease in restructuring payments. The Company does not anticipate making further payments to its primary defined benefit pension plan in fiscal 2004.

Investing Activities

Net cash used in investing activities was $9.2 million for the first nine months of fiscal 2004 compared to $6.2 million in the prior year. Capital expenditures for the first nine months of fiscal 2004 totaled $10.0 million compared to $9.6 million for the corresponding period of the prior year, and included investments primarily in new business and manufacturing systems, digital prepress equipment and building and equipment improvements. Proceeds from the sale of property, plant and equipment in fiscal 2004 totaled $0.8 million, and related primarily to the sale of presses at the Company’s Richmond, Virginia, Charlotte, North Carolina, East Stroudsburg, Pennsylvania and Easton, Pennsylvania locations. The Company estimates that capital expenditures for fiscal 2004 will be approximately $14 to $17 million.

Proceeds from the sale of property, plant and equipment in fiscal 2003 totaled $3.4 million, and related primarily to the sale of a facility in Richmond, Virginia and a press at the Company’s former East Stroudsburg, Pennsylvania location.

Financing Activities

Net cash used in financing activities was $10.6 million for the first nine months of fiscal 2004 compared to $16.1 million for the first nine months of fiscal 2003. On January 28, 2004, the Company terminated its accounts receivable securitization program concurrently with the refinancing of its senior bank credit facility, resulting in an increase in borrowing under the senior bank credit facility to repurchase receivables previously sold. Effective January 28, 2004, the accounts receivable are no longer sold to the wholly-owned, bankruptcy-remote subsidiary or to an unrelated third-party purchaser. Therefore, the amount of reported accounts receivable and borrowings under the senior bank credit facility on the Condensed Consolidated Balance Sheets increased this quarter. Previously, the Company used an accounts receivable securitization program to fund some of its working capital requirements. At June 30, 2003, approximately $26.7 million of net accounts receivable had been sold by the Company’s wholly-owned, bankruptcy-remote subsidiary without recourse to an unrelated third-party purchaser under the securitization program. The sales were reflected in the Condensed Consolidated Balance Sheets as a reduction of accounts receivable with the proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank credit facility. The Company also funded $1.4 million in dividend payments and received $0.7 million in proceeds from the exercise of stock options.

At March 31, 2004, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million. This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt. The initial term of this swap agreement expires in 2009, and the counterparty has an option to terminate the agreement beginning in June 2004. Under the swap agreement, the Company receives interest payments at a fixed rate of 9.75% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 1 and June 1. The swap agreement is an effective hedge. The fair value of the Company’s interest rate swap agreement was $1.9 million and $2.6 million at March 31, 2004 and June 30, 2003, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other assets with an offset in long-term debt in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the swap agreement resulted in a reduction of interest expense of $0.4 million for the three months ended March 31, 2004 and 2003 and a reduction of $1.1 million and $1.0 million for the nine months ended March 31, 2004 and 2003, respectively.

For the nine months ended March 31, 2003, the Company utilized cash provided by operations to pay down $11.5 million on the Company’s revolving credit facility and to fund $1.4 million in dividend payments. Lower funding levels and a higher subordinated interest in the Company’s accounts receivable securitization program at March 31, 2003 resulted in a reduction of $3.3 million in funding under the Company’s receivables securitization program that was in place at that time.

Long-term debt at March 31, 2004 totaled $162.8 million, compared to $134.0 million at June 30, 2003. Additionally, the Company had $12.8 million in current maturities of long-term debt at June 30, 2003, which were scheduled to mature March 31, 2004. On January 28, 2004, the Company refinanced its senior bank credit facility, which was to mature on March 31, 2004. The new senior bank credit facility provides for a $100 million revolving credit facility that will mature in January 2008. The facility, with a group of seven banks, is secured by substantially all of the Company’s real, personal and mixed property, is jointly and severally guaranteed by each of the Company’s present and future significant subsidiaries, and is secured by a pledge of the capital stock of present and future significant subsidiaries. The senior bank credit facility contains certain covenants regarding total leverage, senior leverage, fixed charge coverage and net worth, and contains other restrictions, including limitations on additional borrowings, and on the acquisition, disposition and securitization of assets.

The Company remains a guarantor on real estate lease obligations, totaling approximately $0.4 million annually ($0.1 million quarterly) through September 2009, for a facility in Atlanta related to the Creative Marketing division, which was sold in the third quarter of fiscal 2002. Additionally, the Company has entered into a $1.8 million contract to purchase a press for its Charlotte facility.

The primary cash requirements of the Company are for debt service, capital expenditures, working capital, taxes, pension funding and dividends. The primary sources of liquidity are cash flow provided by operations and unused capacity under the senior bank credit facility. The future operating performance and the ability to service the Company’s debt depends on the Company’s ability to implement its business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company. Nevertheless, the Company believes that these sources will provide sufficient liquidity and capital resources to meet its operating requirements for capital expenditures and working capital.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as noted below, there have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2003. Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” in this Report on Form 10-Q for the quarterly period ended March 31, 2004, and is incorporated herein by reference.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of the Company’s assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting or control of assets occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting or control over its assets.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

3.1	Restated Articles of Incorporation of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954)).

3.2	Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954)).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer.

10.41	Second Amended and Restated Credit Agreement dated as of January 28, 2004 among Cadmus Communications Corporation, the lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Co-Lead Arranger, Bank of America, N.A., as Co-Lead Arranger and Syndication Agent and BNP Paribas, ING Capital LLC, and The Royal Bank of Scotland PLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed January 30, 2004 (Commission File No. 0-12954)).

10.42	Receivables Reassignment and Termination Agreement dated as of January 28, 2004, by and among Cadmus Receivables Corp. (the “Seller”), Cadmus Communications Corporation (the “Master Servicer”), Blue Ridge Asset Funding Corporation (the “Purchaser”), Wachovia Bank, National Association (the “Agent”), Cadmus Journal Services, Inc., Mack Printing Company, Port City Press, Inc. and Washburn Graphics, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed January 30, 2004 (Commission File No. 0-12954)).

10.43	Amended and Restated Employment Agreement dated as of December 30, 2003 between Cadmus Communications Corporation and Bruce V. Thomas.

b)	Reports on Form 8-K:

On January 29, 2004, the Company filed a report on Form 8-K furnishing its January 28, 2004 press release announcing the refinancing of its senior bank credit facility and its January 29, 2004 press release announcing its fiscal 2004 second quarter results.

On January 30, 2004, the Company filed a report on Form 8-K to report the completion of the refinancing of its senior bank credit facility and related termination of its accounts receivable securitization program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date:	May 10, 2004

/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer
(principal executive officer)

Date:	May 10, 2004

/s/ Paul K. Suijk
Paul K. Suijk
Senior Vice President and Chief Financial Officer
(principal financial officer)