Form 10-K
period 2004-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2004-09-14
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2003, was approximately $71,878,000, based on the closing sale price on that date.

As of September 3, 2004, 9,170,869 shares of registrant’s common stock were outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Annual Report to Shareholders for the fiscal year ended June 30, 2004 are incorporated by reference in Parts I and II of this report. Portions of the registrant’s 2004 Proxy Statement for the Annual Meeting of Shareholders to be held on November 10, 2004 are incorporated by reference in Part III of this report.

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

Cadmus has augmented its core printing and content management competency through a series of strategic mergers and acquisitions. Over the course of the past several fiscal years, the Company has focused its operations around the Publisher Services and Specialty Packaging segments. As a result, the Company has exited non-strategic businesses and concentrated its resources on these two segments in an attempt to develop targeted solutions for its customers and to differentiate its products and services from its competitors.

In fiscal 2003, the Company announced several actions to rationalize capacity and improve utilization within the Publisher Services segment, particularly in its special interest magazine operation. These actions included closure of the special interest magazine facility in East Stroudsburg, Pennsylvania, closure of the reprint department in Easton, Pennsylvania, and relocation of certain manufacturing equipment to other facilities within the Company. The Company also announced changes in the operating and management structure within the Publisher Services segment. The fiscal 2003 restructuring actions were completed in fiscal 2004.

Also in fiscal 2003, the Company entered into a joint venture agreement with Datamatics Technologies Limited, a leading business processing outsource service provider in India, resulting in the formation of KnowledgeWorks Global Limited (“KGL”). KGL provides a full range of content processing, content management and related services to STM publishers and other organizations around the world. In fiscal 2004, the Company began operations at a second KGL facility in Chennai, India.

Organizational Structure and Product Lines

The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers under the division names of Cadmus Professional Communications and Cadmus Specialty Publications. The Company’s Specialty Packaging segment provides high quality specialty packaging services under the division name of Cadmus Whitehall.

Publisher Services

The Publisher Services segment provides a full range of customized content processing, production and distribution services for the STM, educational and special interest magazine markets. The majority of Cadmus’ net sales are derived from the STM market, where the Company typically enters into multi-year service contracts providing a high degree of revenue predictability. The Company has also developed proprietary content processing and content management technologies that have greatly expanded its capabilities and resulted in new service offerings, including its KnowledgeWorks™ and ArticleWorks™ suite of services. These market-focused solutions are designed to automate and accelerate the content processing function, increase the usefulness of customers’ content, improve cost efficiency, generate incremental revenue opportunities and safeguard the value of customers’ content by limiting unauthorized access. The Publisher Services segment generated approximately 85% of the Company’s net sales in fiscal 2004.

Specialty Packaging

The Company’s Specialty Packaging segment has achieved improved financial performance over the past few years as a result of focusing on growth markets that benefit from the customized package design services the Company offers, particularly in the health care, consumer products and telecommunications markets. The Company’s U.S. packaging facility is both ISO-9001: 2000 registered and cGMP compliant. The Specialty Packaging segment has developed a proprietary network of offshore production affiliates and linked those operations and its customers via a proprietary inventory management and fulfillment system. Specialty Packaging generated approximately 15% of the Company’s net sales in fiscal 2004.

Seasonal Fluctuations

Seasonal fluctuations occur in the overall demand for the Company’s services. Services associated with both periodicals for the educational and scholarly market and promotional materials tend to decline in the summer months. Consumer publications tend to peak before Christmas and before Easter. Specialty packaging tends to increase prior to the Christmas shopping season and decline during the summer months. All of these factors combine to give Cadmus a seasonal pattern with the months October through June typically being stronger than the months July through September.

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

Employees

Cadmus employs approximately 3,000 persons, including approximately 200 employees in its India joint venture operations. Approximately 16% of its employees are currently covered by collective bargaining agreements. Cadmus believes its relationship with its employees is good. In addition, the Company believes that no single collective bargaining agreement is material to the operations taken as a whole.

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

ITEM 2. PROPERTIES

The Company considers all of its properties and the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present needs. The Company may expand as necessary for the continued development of its operations. The Company maintains approximately 1,458,000 square feet of production space consisting of manufacturing and publication services and approximately 355,000 square feet of warehouse space. The Company owns approximately 65% of the square footage it uses. The following table contains information regarding the Company’s primary facilities as of June 30, 2004.

Location	Primary Use	Owned/ Leased	Size (sq. ft.)
Publisher Services
Baltimore, MD	Manufacturing, Printing	Leased	176,000
Baltimore, MD	Warehouse, Distribution	Leased	42,000
Linthicum, MD	Content Management, Editorial Services	Leased	52,000
Easton, MD	Manufacturing, Printing	Owned	194,000
Hurlock, MD	Backcopy Warehouse, Fulfillment	Leased	200,000
Easton, PA	Manufacturing, Printing, Warehouse, Office	Owned	254,000
Ephrata, PA	Content Management, Manufacturing, Printing	Owned	152,000
Ephrata, PA	Warehouse	Leased	25,000
Lancaster, PA	Manufacturing/Printing	Owned	168,000
Richmond, VA	Manufacturing/Printing	Owned	239,000
Richmond, VA	Content Management/Editorial Services	Owned	15,000
Mumbai, India	Content Management/Editorial Services	Leased	3,000
Chennai, India	Content Management/Editorial Services	Leased	28,000

Specialty Packaging
Charlotte, NC	Manufacturing/Printing	Owned	177,000
Charlotte, NC	Office, Warehouse, Fulfillment	Leased	88,000

Corporate
Richmond, VA	Corporate Office	Leased	24,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Cadmus are elected by the Board of Directors (“Board”) of the Company to serve one-year terms. The following table contains information about the executive officers of Cadmus:

Name (Age)	Position and Length of Service	Other Business Experience During Past Five Years
Bruce V. Thomas (48)	President and Chief Executive Officer, Cadmus, July 2000-present.	Senior Vice President and Chief Operating Officer, Cadmus, 1999-2000

Paul K. Suijk (47)	Senior Vice President and Chief Financial Officer, Cadmus, January 2003-present.	Senior Vice President and Chief Financial Officer, Comdial Corporation, 2000-2002. Senior Vice President and Corporate Treasurer, Danka Business Systems, PLC, 1997-1999.

Lisa S. Licata (43)	Senior Vice President, Human Resources, and Corporate Secretary, Cadmus, May 2002-present.	Partner, Troutman Sanders LLP, 1999-2002. Principal, mV-10, LLC, 1999-2002.

Wayne B. Luck (48)	Senior Vice President and Chief Information Officer, Cadmus, July 2000-present.	Vice President, eBusiness, Owens and Minor Co., Inc., 1998-2000.

Christopher T. Schools (37)	Vice President and Treasurer, Cadmus, February 2002-present.	Assistant Treasurer, Cadmus, 2000-2002. Director of Treasury Services, Cadmus, 1999-2000.

Bruce G. Willis (43)	Vice President, Shared Services and Business Systems, Cadmus, January 2003-present.	Vice President and Controller, Cadmus, 1999-July 2001 and September 2001-2003. Interim Chief Financial Officer, Cadmus, July 2001-September 2001.

Stephen E. Hare (51)	Executive Vice President and President, Publisher Services Group, Cadmus, January 2003-present.	Executive Vice President, Chief Financial Officer, Cadmus, September 2001-2003. Executive Vice President, Chief Financial Officer and Director, AMF Bowling Worldwide, Inc., 1996-September 2001. (1)

Gerard P. Lux, Jr. (46)	President, Cadmus Specialty Packaging, Cadmus, May 2000-present.	President, Specialty Packaging/Promotional Printing, Cadmus, 1997-2000.

(1)	On July 2, 2001, AMF Bowling Worldwide, Inc. and its U.S. subsidiaries (AMF) filed voluntary petitions for reorganization under Chapter 11, Title 11 of the United States Code (the Bankruptcy Code). AMF remained in possession of its assets, and managed and operated its businesses as debtor-in-possession under the Bankruptcy Code. Effective March 8, 2002, AMF successfully consummated its plan of reorganization and completed its Chapter 11 reorganization proceeding.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Statements in this annual report on Form 10-K relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s expectations include but are not limited to: (1) the overall economic environment, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) our ability to develop and market new capabilities and services to take advantage of technology changes in the publishing process, especially for scientific, technical and medical journals, (4) our ability to grow revenue and market share in the educational market, (5) significant price pressure in the markets in which we compete, (6) the loss of significant customers or the decrease in demand from customers, (7) our ability to continue to obtain improved efficiencies and lower production costs, (8) the financial condition and ability to pay of certain customers, (9) the impact of industry consolidation among key customers, and (10) our ability to operate effectively in markets outside of North America. Other risk factors are detailed from time to time in our other Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES

Cadmus common stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System under the symbol “CDMS.” Information with respect to market prices is presented on page F-2 of the 2004 Annual Report to Shareholders and is incorporated herein by reference.

As of September 3, 2004, there were 9,170,869 shares of Cadmus common stock issued and outstanding, held by approximately 2,800 shareholders, including registered shareholders, participants in the Company’s Thrift Savings Plans and Non-Qualified Savings Plan and street name holders.

On August 19, 2004, Cadmus declared a regular quarterly cash dividend of $0.0625 per share, up from $0.05 per share, payable on September 14, 2004, to shareholders of record as of August 30, 2004. Additional information with respect to dividends declared is presented on page F-2 of the 2004 Annual Report to Shareholders and is incorporated herein by reference.

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

On August 19, 2004, the Board of Directors authorized the Company to repurchase up to 1.0 million shares of its common stock on the open market or in privately negotiated transactions. The repurchases are intended to reduce possible dilution in connection with the exercise of stock option grants. The share repurchase authorization has no stated expiration date. As of September 8, 2004, the Company has not repurchased any shares under this authorization.

ITEM 6. SELECTED FINANCIAL DATA

The information presented under the caption “Selected Financial Data” on page F-2 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The information presented under the caption “Management’s Discussion and Analysis” on pages F-4 through F-18 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see the Notes to Consolidated Financial Statements (Note 8) referenced in Item 8 of this report, and the information presented under the captions “Management’s Discussion and Analysis - Liquidity and Capital Resources” and “Management’s Discussion and Analysis - Market Risk” on pages F-15 through F-17 of the 2004 Annual Report to Shareholders, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Cadmus and subsidiaries contained on pages F-21 through F-41 of the 2004 Annual Report to Shareholders are incorporated herein by reference.

The supplementary data regarding quarterly results presented under the caption “Selected Quarterly Data” on page F-19 of the 2004 Annual Report to Shareholders is incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION

On September 10, 2004, the Company entered into an agreement with Gerard P. Lux, Jr., President, Specialty Packaging, to pay Mr. Lux $125,000 as an inducement of continued employment with Cadmus. The agreement provides that Mr. Lux is expected to use the after-tax amount of the payment to purchase shares of Cadmus common stock within 30 days of receipt of the payment and that if Mr. Lux voluntarily resigns or terminates his employment with Cadmus before July 1, 2006 (other than as a result of a change in control event), he will either (i) return the after-tax amount of the payment to Cadmus or (ii) convey to Cadmus the shares of Cadmus common stock purchased with the payment.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the 2004 Proxy Statement for the Annual Meeting of Cadmus Shareholders to be mailed to shareholders on or about September 28, 2004.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the directors of Cadmus is contained in the 2004 Proxy Statement under the caption “Item 1. Election of Directors” and is incorporated herein by reference. Information regarding compliance with Section 16(a) beneficial ownership reporting is contained in the 2004 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the audit committee and the procedures by which security holders may recommend nominees to the Company’s board of directors is contained in the 2004 Proxy Statement under the caption “Cadmus Board and Committee Meetings and Attendance” and is incorporated herein by reference.

The Company has adopted a code of ethics (“Standards of Conduct”) which applies to its directors, executive officers and all of its employees. The Standards of Conduct can be accessed through the Company’s website at www.cadmus.com under the “Corporate Governance” section. The Company intends to report amendments to or waivers from the Standards of Conduct that are required to be reported in this location on the Company’s website, as permitted by applicable rules and regulations of the SEC and Nasdaq.

For information regarding the executive officers of Cadmus, see “Executive Officers of the Registrant” at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information on executive compensation is contained in the 2004 Proxy Statement under the captions “Executive Compensation,” “Stock Options,” “Employment Agreement,” “Change in Control Agreements,” “Retirement Benefits,” “Report of the Human Resources and Compensation Committee on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. Information with respect to director compensation is contained in the 2004 Proxy Statement under the caption “Directors’ Compensation” and is incorporated herein by reference. The Company’s stock performance graph is contained in the 2004 Proxy Statement under the caption “Performance Graph” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information on security ownership of certain beneficial owners and management is contained in the 2004 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans is contained in the 2004 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions with management is contained in the 2004 Proxy Statement under the caption “Certain Relationships and Other Transactions with Management” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accountant fees and services is contained in the 2004 Proxy Statement under the caption “Principal Accountant Fees” and is incorporated herein by reference. Information on the Company’s pre-approval policies is contained in the 2004 Proxy Statement under the caption “Audit Committee Pre-Approval Policy” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

The financial statements incorporated by reference into Item 8 of this report and the financial statement schedule filed as part of this report are listed in the Index to Financial Statements and Schedules on page 14 hereof.

(b) Reports on Form 8-K

On April 7, 2004, the Company filed a report on Form 8-K that included its April 2, 2004 press release announcing its intention to redeem, in full, its $6.4 million, 11.5% subordinated promissory notes.

On April 29, 2004, the Company filed a report on Form 8-K that included its April 29, 2004 press release announcing a cash tender offer and consent solicitation for any and all of the Company’s $125.0 million aggregate principal amount of 9  3/4% Senior Subordinated Notes due 2009 and its April 29, 2004 press release announcing its fiscal 2004 third quarter financial results.

On May 14, 2004, the Company filed a report on Form 8-K that included its May 13, 2004 press release announcing receipt of required consents in connection with the Company’s tender offer for its 9  3/4% Senior Subordinated Notes due 2009.

On May 27, 2004, the Company filed a report on Form 8-K that included its May 27, 2004 press release announcing extension of the Company’s tender offer for its 9  3/4% Senior Subordinated Notes due 2009.

On June 10, 2004, the Company filed a report on Form 8-K that included its June 10, 2004 press release announcing the sale of $125.0 million of Senior Subordinated Notes.

On June 16, 2004, the Company filed a report on Form 8-K that included its June 11, 2004 press release announcing an extension of the Company’s tender offer for its 9  3/4% Senior Subordinated Notes and its press release dated June 15, 2004 announcing the completion of the refinancing of the Company’s 9  3/4% Senior Subordinated Notes and issuance of $125.0 million of 8  3/8% Senior Subordinated Notes.

(c) Exhibits

The Exhibits listed in the accompanying “Index of Exhibits” on pages 16 through 18 hereof are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date: September 13, 2004	/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 13th day of September, 2004.

	Signature	Title
	/s/ Bruce V. Thomas Bruce V. Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)

	/s/ Paul K. Suijk Paul K. Suijk	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

	*/s/ Martina L. Bradford Martina L. Bradford	Director

	*/s/ Thomas E. Costello Thomas E. Costello	Director

	*/s/ Robert E. Evanson Robert E. Evanson	Director

	*/s/ G. Waddy Garrett G. Waddy Garrett	Director

	*/s/ Keith Hamill Keith Hamill	Director

	*/s/ Edward B. Hutton, Jr. Edward B. Hutton, Jr.	Director

	*/s/ Thomas C. Norris Thomas C. Norris	Chairman of the Board

Director
Nathu R. Puri

	*/s/ Russell M. Robinson, II Russell M. Robinson, II	Director

	*/s/ James E. Rogers James E. Rogers	Director

	*/s/ Wallace Stettinius Wallace Stettinius	Director

*By	/s/ Bruce V. Thomas Bruce V. Thomas Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The Consolidated Balance Sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 2004 and 2003, and the related Consolidated Statements of Operations, Cash Flows, and Shareholders’ Equity for each of the three years in the period ended June 30, 2004, including the notes thereto, are included on pages F-21 through F-41 of Cadmus’ 2004 Annual Report to Shareholders and are incorporated herein by reference. With the exception of the information incorporated by reference in numbered Items 5, 6, 7, 7A and 8, no other data appearing in the 2004 Annual Report to Shareholders is deemed to be “filed” as part of this Form 10-K. The following additional financial data should be read in conjunction with these consolidated financial statements.

Page
Financial Statement Schedules:
II - Valuation and Qualifying Accounts	15

All other schedules have been omitted because they are not applicable, because the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

SCHEDULE II

CADMUS COMMUNICATIONS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Reserves and Allowances		(——Additions——)
Deducted from Asset
Accounts:
Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Costs and Other Expenses	Charged to Other Accounts - Describe	Deductions - Describe (A)	Balance at End of Period
Years Ended:
June 30, 2002	$1,741	$1,034	$—	$813	$1,962
June 30, 2003	1,962	1,393	—	1,266	2,089
June 30, 2004	2,089	1,215	—	1,592	1,712

(A)	Uncollectible accounts charged off, net of recoveries.

		(——Additions——)
Valuation Allowance for Deferred Tax Assets	Balance at Beginning of Period	Charged to Costs and Other Expenses	Charged to Other Accounts - Describe	Deductions - Describe (B)	Balance at End of Period
Years Ended:
June 30, 2002	$1,200	$—	$—	$—	$1,200
June 30, 2003	1,200	370	—	—	1,570
June 30, 2004	1,570	185	—	978	777

(B)	Reversal of allowances no longer required against losses.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-12954)).

3.2	Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (SEC File No. 0-12954)).

4.6	Rights Agreement dated as of February 15, 1999 between Cadmus Communications Corporation and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A12G filed February 11, 1999 (SEC File No. 0-12954)).

4.7	Amendment dated as of February 17, 2000 to Rights Agreement dated as of February 15, 1999 between Cadmus Communications Corporation and First Union National Bank (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 17, 2000 (SEC File No. 0-12954)).

4.8	Amendment No. 2 to Rights Agreement, dated as of May 14, 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 3, 2003 (SEC File No. 0-12954)).

4.9	Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, each of the Guarantors (as defined therein) and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-4 filed August 24, 2004 (SEC File No. 333-118509)).

4.10	Registration Rights Agreement, dated June 15, 2004, among Cadmus Communications Corporation, certain guarantors named therein and Wachovia Capital Markets, LLC and Banc of America Securities LLC on behalf of the Initial Purchasers (incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-4 filed August 24, 2004 (SEC File No. 333-118509)).

The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Company that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

10.1*	Cadmus FY 2004 Executive Incentive Plan dated August 12, 2003, filed herewith.

10.2*	Cadmus Supplemental Executive Retirement Plan, as restated effective July 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed September 26, 2003 (SEC File No. 0-12954)).

10.3*	Cadmus 1984 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1985 (SEC File No. 0-12954)).

10.4*	Cadmus 1992 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form SE dated September 25, 1992).

10.5*	Cadmus 1997 Non-Employee Director Stock Compensation Plan, as amended through February 17, 2000 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (SEC File No. 0-12954)).

10.6*	Cadmus 1990 Long Term Stock Incentive Plan, as amended effective May 10, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (SEC File No. 0-12954)).

10.20*	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Wayne B. Luck (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (SEC File No. 0-12954)).

10.22*	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Bruce G. Willis (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (SEC File No. 0-12954)).

10.25*	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Gerard P. Lux, Jr. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (SEC File No. 0-12954)).

10.28	Series A Preferred Stock Purchase Agreement between XYVISION Enterprises, Inc. and Cadmus Communications Corporation dated as of February 16, 2001 (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (SEC File No. 0-12954)).

10.34*	Employee Retention Agreement dated as of May 9, 2002 between Cadmus Communications Corporation and Stephen E. Hare (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (SEC File No. 0-12954)).

10.35*	Employee Retention Agreement dated as of May 9, 2002 between Cadmus Communications Corporation and Lisa S. Licata (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (SEC File No. 0-12954)).

10.36*	Employee Retention Agreement dated as of July 1, 2000 between Cadmus Communications Corporation and Bruce V. Thomas (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (SEC File No. 0-12954)).

10.37*	Non-Qualified Savings Plan, as adopted effective March 15, 2002 (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed March 15, 2002 (SEC File No. 333-84390)).

10.39	Joint Venture Agreement, dated as of June 30, 2003, by and between Datamatics Technologies Limited and Cadmus KnowledgeWorks International LTD (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed September 26, 2003 (SEC File No. 0-12954)).

10.40*	Agreement dated January 20, 2003, between Cadmus Communications Corporation and Paul K. Suijk (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed September 26, 2003 (SEC File No. 0-12954)).

10.41	Second Amended and Restated Credit Agreement dated as of January 28, 2004 among Cadmus Communications Corporation, the lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Co-Lead Arranger, Bank of America, N.A., as Co-Lead Arranger and Syndication Agent and BNP Paribas, ING Capital LLC, and The Royal Bank of Scotland PLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed January 30, 2004 (SEC File No. 0-12954)).

10.41.1	First Amendment dated as of June 15, 2004 to Second Amended and Restated Credit Agreement dated as of January 28, 2004, filed herewith.

10.42	Receivables Reassignment and Termination Agreement dated as of January 28, 2004, by and among Cadmus Receivables Corp. (the “Seller”), Cadmus Communications Corporation (the “Master Servicer”), Blue Ridge Asset Funding Corporation (the “Purchaser”), Wachovia Bank, National Association (the “Agent”), Cadmus Journal Services, Inc., Mack Printing Company, Port City Press, Inc. and Washburn Graphics, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed January 30, 2004 (SEC File No. 0-12954)).

10.43*	Amended and Restated Employment Agreement dated as of December 30, 2003 between Cadmus Communications Corporation and Bruce V. Thomas (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2004 (SEC File No. 0-12954)).

10.44*	Prepaid Retention Bonus Agreement dated as of September 10, 2004 between Cadmus Communications Corporation and Gerard P. Lux, Jr. filed herewith.

10.45	Software License Agreement dated as of March 29, 2004 between Cadmus Knowledgeworks International LTD and Knowledgeworks Global Private Limited, filed herewith.

13	Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2004 which are incorporated by reference in this Annual Report on Form 10-K, filed herewith.

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Ernst & Young LLP, filed herewith.

24	Powers of Attorney, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer, filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

Copies of the Form 10-K and exhibits listed above may be obtained without charge by writing to Paul K. Suijk, Senior Vice President and Chief Financial Officer, at 1801 Bayberry Court, Suite 200, Richmond, Virginia 23226.