Form 10-Q
period 2004-09-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2004-11-09
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-12954

CADMUS COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1274108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Bayberry Court, Suite 200

Richmond, Virginia 23226

(Address of principal executive offices) (Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock, $0.50 Par Value	9,182,836

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$273	$1,899
Accounts receivable (net of allowance for doubtful accounts of $1,763 at September 30, 2004 and $1,712 at June 30, 2004)	54,011	52,687
Inventories	22,247	21,510
Deferred income taxes	2,047	2,303
Prepaid expenses and other	5,236	5,503

Total current assets	83,814	83,902

Property, plant and equipment, net	100,359	103,103
Goodwill	109,884	109,884
Other intangibles, net	3,779	3,943
Other assets	16,380	14,918

TOTAL ASSETS	$314,216	$315,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,204	$30,631
Accrued expenses and other current liabilities	25,623	23,090

Total current liabilities	55,827	53,721

Long-term debt	162,961	167,561
Long-term pension liability	21,004	21,183
Other long-term liabilities	20,170	22,024

Total liabilities	259,962	264,489

Shareholders’ equity:
Common stock ($0.50 par value; authorized shares-16,000,000; issued and outstanding shares- 9,198,309 at September 30, 2004 and 9,154,374 at June 30, 2004)	4,599	4,577
Capital in excess of par value	69,684	69,362
Unearned compensation	(254)	(306)
Accumulated deficit	(7,715)	(10,325)
Accumulated other comprehensive loss	(12,060)	(12,047)

Total shareholders’ equity	54,254	51,261

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$314,216	$315,750

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Net sales	$102,977	$106,909

Cost of sales	84,236	87,743
Selling and administrative expenses	11,514	11,965
Restructuring and other charges	—	114
Other income	(1,000)	—

	94,750	99,822

Operating income	8,227	7,087

Interest and other expenses:
Interest	3,174	3,443
Securitization costs	—	121
Other, net	(42)	42

	3,132	3,606

Income before income taxes	5,095	3,481

Income tax expense	1,912	1,381

Net income	$3,183	$2,100

Earnings per share – basic	$0.35	$0.23

Weighted-average common shares outstanding	9,166	9,059

Earnings per share – diluted	$0.34	$0.23

Weighted-average common shares outstanding	9,385	9,121

Cash dividends per common share	$0.0625	$0.0500

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
Operating Activities
Net income	$3,183	$2,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,900	4,935
Restructuring and other	—	114
Other, net	233	395

	8,316	7,544

Changes in assets and liabilities:
Accounts receivable	(1,324)	(873)
Inventories	(738)	880
Accounts payable and accrued expenses	2,106	7,770
Restructuring payments	—	(511)
Contributions to retirement plans	(318)	(8,113)
Other, net	(1,395)	(2,079)

	(1,669)	(2,926)

Net cash provided by operating activities	6,647	4,618

Investing Activities
Purchases of property, plant and equipment	(1,996)	(5,538)
Proceeds from sales of property, plant and equipment	52	404

Net cash used in investing activities	(1,944)	(5,134)

Financing Activities
(Repayment of) proceeds from long-term revolving credit facility	(6,100)	3,200
Net payments on receivables securitization program	—	(1,628)
Dividends paid	(573)	(454)
Retirement of common and restricted stock	(365)	—
Proceeds from exercise of stock options	709	159

Net cash (used in) provided by financing activities	(6,329)	1,277

(Decrease) increase in cash and cash equivalents	(1,626)	761

Cash and cash equivalents at beginning of period	1,899	566

Cash and cash equivalents at end of period	$273	$1,327

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance at June 30, 2003	9,050	$4,525	$68,342	$(514)	$(15,157)	$(24,788)	$32,408
Net income	—	—	—	—	6,652	—	6,652
Change in minimum pension liability, net of $6,614 deferred taxes	—	—	—	—	—	12,741	12,741

Comprehensive income							19,393

Cash dividends - $0.20 per share	—	—	—	—	(1,820)	—	(1,820)
Shares issued upon exercise of stock options	104	52	1,020	—	—	—	1,072
Amortization of unearned compensation	—	—	—	208	—	—	208

Balance at June 30, 2004 (the following data is unaudited)	9,154	4,577	69,362	(306)	(10,325)	(12,047)	51,261
Net income	—	—	—	—	3,183	—	3,183
Foreign currency translation	—	—	—	—	—	(13)	(13)

Comprehensive income			—	—	—	—	3,170

Cash dividends - $0.0625 per share	—	—	—	—	(573)	—	(573)
Shares issued upon exercise of stock options	69	35	674	—	—	—	709
Retirement of common stock	(22)	(11)	(303)	—	—	—	(314)
Retirement of restricted stock	(3)	(2)	(49)	—	—	—	(51)
Amortization of unearned compensation	—	—	—	52	—	—	52

Balance at September 30, 2004	9,198	$4,599	$69,684	$(254)	$(7,715)	$(12,060)	$54,254

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of Cadmus Communications Corporation and Subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended September 30, 2004 are not necessarily indicative of results for the entire fiscal year.

Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2.	The Company entered into a joint venture agreement with Datamatics Technologies Limited (“Datamatics”) on June 30, 2003, resulting in intangible assets of $3.3 million at June 30, 2003. The intangible assets are amortized using the straight-line method over a five-year period. Accumulated amortization was $0.8 million at September 30, 2004. Annual amortization expense for these assets is expected to be approximately $0.7 million per year. Other intangibles totaling $1.3 million as of September 30, 2004 and June 30, 2004 relate to assets recognized in connection with the Company’s adjustment of its minimum pension liability.

3.	Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 219,000 and 62,000 for the three months ended September 30, 2004 and 2003, respectively.

4.	Components of net inventories at September 30, 2004 and June 30, 2004 were as follows (in thousands):

	September 30, 2004 (unaudited)	June 30, 2004
Raw materials and supplies	$7,456	$8,641
Work in process	12,511	10,568
Finished goods	2,280	2,301

	$22,247	$21,510

5.	Long-term debt at September 30, 2004 and June 30, 2004 consisted of the following (in thousands):

	September 30, 2004 (unaudited)	June 30, 2004
Senior bank credit facility	$36,700	$42,800
8.375% Senior subordinated notes, due 2014	125,000	125,000
Fair market value of interest rate swap agreements	1,261	(239)

	$162,961	$167,561

The interest rate spreads for the Company’s $100.0 million revolving senior bank credit facility range from 2.25% to 3.00% for LIBOR loans and from 1.00% to 1.75% for prime rate loans. The commitment fee rate ranges from 0.375% to 0.625%. Applicable interest rate spreads and commitment fees paid by the Company will fluctuate, within the ranges above, based upon the Company’s performance as measured by the total leverage ratio. At September 30, 2004, the interest rates on the Company’s borrowings under its senior bank credit facility ranged from 4.44% to 6.25%. These interest rates are based on spreads of 2.75% for LIBOR loans and 1.50% for prime rate loans. The senior bank credit facility requires the Company to pay unused commitment fees with respect to the revolving credit facility based on the total leverage ratio; such fee was 0.50% at September 30, 2004.

Both the senior bank credit facility and the senior subordinated notes contain a covenant that places restrictions on the ability of the Company to pay dividends. The Company’s ability to pay dividends under the senior bank credit facility is governed by the fixed charge coverage ratio. At September 30, 2004, the Company’s fixed charge coverage ratio was 1.90 to 1.0, compared to a covenant that the ratio must exceed 1.10 to 1.0; therefore, the Company had sufficient coverage to pay expected dividends. The senior subordinated notes permit dividends of up to $3.0 million per fiscal year and a computation for a restricted payments pool out of which additional dividends may be paid. The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions, and is reduced based on payment of dividends or other restricted payments. The Company may continue to pay dividends up to $3.0 million per fiscal year or to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend. At September 30, 2004, the Company’s $3.0 million limit per year and the restricted payments pool were sufficient to cover expected dividends and, therefore, the Company was not impacted by the limitation of this covenant.

6.	At September 30, 2004, the Company had three fixed-to-floating fair value interest rate swap agreements outstanding with a total notional amount of $40.0 million. These swaps were entered into to convert $40.0 million of the Company’s 8.375% senior subordinated notes due in 2014 to floating rate debt. The initial term of these swap agreements expires in 2014, and the counterparties have an option to terminate the agreements beginning in June 2009. Under the swap agreements, the Company receives interest payments at a fixed rate of 8.375% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 15 and June 15. These swap agreements are an effective hedge. The fair value of the Company’s interest rate swap agreements, based on a mark-to-market basis, was a $1.3 million asset and a $0.2 million liability at September 30, 2004 and June 30, 2004, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other long term assets with an offset in long-term debt in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the use of swap agreements resulted in a reduction of interest expense of $0.3 million and $0.4 million for the three-month periods ended September 30, 2004 and 2003, respectively.

7.	The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in three primary product lines: scientific, technical and medical (“STM”) journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services under the division names of Cadmus Professional Communications and Cadmus Specialty Publications. In addition, certain shared services and other expenses have been allocated to the Publisher Services segment. The Specialty Packaging segment provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product and other customers.

The accounting policies for the segments conform to those described in Note 1 “Significant Accounting Policies” to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004. The Company primarily evaluates the performance of its operating segments based on operating income, excluding restructuring charges. Intergroup sales are not significant. The Company manages income taxes on a consolidated basis.

Summarized segment data is as follows:

(In thousands)	Publisher Services	Specialty Packaging	Total
Three Months Ended September 30, 2004:
Net sales	$86,581	$16,396	$102,977
Operating income	9,465	1,214	10,679

Three Months Ended September 30, 2003:
Net sales	$92,309	$14,600	$106,909
Operating income	8,679	354	9,033

A reconciliation of segment data to consolidated data is as follows:

(In thousands)	Three Months Ended September 30,
	2004	2003
Earnings from operations:
Reportable segment operating income	$10,679	$9,033
Unallocated shared services and other expenses	(2,452)	(1,823)
Loss on sale of fixed assets	—	(9)
Restructuring and other charges	—	(114)
Interest expense	(3,174)	(3,443)
Securitization costs	—	(121)
Other, net	42	(42)

Income before income taxes	$5,095	$3,481

8.	During the fourth quarter of fiscal 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” under the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This transition method requires recognition of compensation expense based on the fair value at the date of grant for awards issued after the date of adoption. Prior to fiscal 2004, the Company accounted for stock compensation expense under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

The Company did not grant or modify any stock awards in fiscal 2004. As a result, no stock-based compensation expense was recognized in fiscal 2004 pursuant to the prospective method under SFAS No. 148. In addition, all issued and outstanding stock options were vested as of July 1, 2004.

The Company’s Board of Directors has approved a Key Employee Stock Compensation Plan which has been submitted to the Cadmus shareholders for approval. Subject to shareholder approval, the Plan will replace the Company’s 1990 Stock Compensation Plan, which expired on June 30, 2003. This Plan will be accounted for under the provisions of SFAS No. 123.

The Financial Accounting Standards Board (“FASB”) issued an Exposure Draft titled “Share-Based Payment” in March 2004 that would replace APB No. 25 and SFAS No. 123 which, if approved in its current form, would require public companies to treat stock options and all other forms of share-based payments to employees as compensation costs in the income statement. Generally, the approach in the Exposure Draft is similar to the approach described in SFAS No. 123.

Stock-based compensation expense for options that were issued prior to the Company’s adoption of SFAS No. 123 is included in the pro forma income for the three-months ended September 30, 2003 in the table below:

(In thousands, except per share data)	Three Months Ended September 30, 2003
Net income as reported	$2,100

Deduct: total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(145)

Pro forma net income	$1,955

Earnings per common share – basic
As reported	$0.23
Pro forma	0.22

Earnings per common share – diluted
As reported	$0.23
Pro forma	0.21

9.	The following information is provided in connection with the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

(In thousands)	Pension Benefits Three Months Ended September 30,		Postretirement Benefits Three Months Ended September 30,
	2004	2003	2004	2003
Service cost	$91	$89	$—	$1
Interest cost	2,007	2,089	16	61
Expected return on plan assets	(2,104)	(1,926)	—	—
Amortization of unrecognized transition amount	(25)	(20)	—	—
Amortization of prior service cost	25	25	(24)	(176)
Amortization of unrecognized net losses	17	19	—	—
Recognized losses (gains)	102	501	(100)	76

Net periodic benefit cost (income)	$113	$777	$(108)	$(38)

The Company made contributions of $148 thousand and $89 thousand for the three-month periods ended September 30, 2004 and 2003, respectively, to its multi-employer retirement plan.

In December of 2003 Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act reformed Medicare in such a way that the Company expects to receive subsidy payments beginning in 2006 for continuing retiree prescription drug benefits. In the first quarter of fiscal 2005, based on currently available guidance, the Company adopted FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Upon adoption of the Act, the accumulated postretirement benefit obligation (APBO) was reduced by $2.6 million, which resulted in a reduction in net periodic postretirement benefit cost of approximately $150 thousand in the first quarter, with similar reductions anticipated for the remaining three quarters of fiscal 2005. Certain definitions and interpretations, yet to be issued by the federal government, could require the Company to adjust future estimates.

10.	In September 2004, the Company reached a definitive agreement with its property and business insurance carrier under which the insurance carrier agreed to pay Cadmus $1.0 million related to the misconduct of a former employee in the Publisher Services segment. The settlement was the result of a two-year investigation into allegations that from approximately January 2000 through December 2002, the former employee defrauded the Company through the submission of false charges and the receipt of unauthorized payments from two vendors.

The Company recorded the settlement in other income in the Condensed Consolidated Statement of Operations in its quarter ended September 30, 2004, and received payment in-full in October 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Headquartered in Richmond, Virginia, Cadmus Communications Corporation and Subsidiaries (“Cadmus” or the “Company”) is a leading provider of end-to-end, integrated graphic communications and content processing services to professional publishers, not-for-profit societies and corporations. Cadmus provides a wide range of technology-enabled content management, composition, editorial, prepress, printing, article reprints, digital rights management, fulfillment and distribution services. Cadmus is the world’s largest provider of content processing and production services to scientific, technical and medical (“STM”) journal publishers, the fourth largest periodicals printer in North America, and a leading provider of specialty packaging and related marketing materials for corporations.

The Company has organized its operations in two primary segments, Publisher Services and Specialty Packaging. The Publisher Services segment provides a full range of customized content processing, production and distribution services for the STM, educational and special interest magazine markets. The Company’s Specialty Packaging segment provides high quality package design, engineering, production and fulfillment services primarily to health care, consumer products and telecommunications corporations.

EXECUTIVE SUMMARY

Over the past few years, the Company has narrowed its focus primarily to niche markets where the Company sees underlying demand strength, a willingness on the part of customers to outsource non-core activities, and relatively few large and well-positioned competitors. More specifically, the Company has focused on growing content processing services for the scholarly publishing and STM, educational and other markets. The Company has a leading position in the STM business, represented by the Cadmus Professional Communications division within the Publisher Services segment, and delivers customized content processing services using state-of-the-art technologies, in addition to traditional print services.

The special interest magazine portion of the Company’s business, represented by the Cadmus Specialty Publications division within the Publisher Services segment, has suffered from declining advertising pages and pricing pressures over the past several years. As a result, the Company is focused on the management of capacity, improvement of the business mix and driving higher margins, rather than focusing on top-line growth.

The Company’s Specialty Packaging segment has achieved improved financial performance over the past few years as a result of focusing on growth markets that benefit from the customized package design services the Company offers, particularly in the health care, consumer products and telecommunications markets. The Company’s U.S. packaging facility is both ISO-9001:2000 registered and cGMP compliant as evidence of the high level of quality delivered to our customers. The Specialty Packaging segment, a growing portion of the Company’s business, has also differentiated itself by developing a proprietary network of offshore production affiliates and by linking those operations and its customers via a proprietary inventory management and fulfillment system.

The focus on the more stable and profitable services within Cadmus Professional Communications and on the Specialty Packaging segment has permitted the Company to achieve more stable operating results and reduce leverage in a challenging economic and industry environment.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of September 30, 2004, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004. The policies disclosed included the accounting for the allowance for doubtful accounts, valuation of intangible assets and goodwill, pension and other post retirement benefits, income taxes, discontinued operations and self-insurance reserves.

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of net sales for the three-month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	81.8	82.1
Selling and administrative expenses	11.2	11.2
Restructuring and other charges	—	0.1
Other income	(1.0)	—

Operating income	8.0	6.6
Interest expense	3.1	3.2
Securitization costs	—	0.1
Other	(0.1)	—

Income before income taxes	5.0	3.3
Income tax expense	1.9	1.3

Net income	3.1%	2.0%

Net sales

Net sales for the first quarter of fiscal 2005 were $103.0 million, a 4% decrease, compared to $106.9 million in the same period last year.

Net sales in the Publisher Services segment, which includes the STM journal, special interest magazine, and books and directories businesses, were $86.6 million in the first quarter of fiscal 2005 compared to $92.3 million in the comparable period of the prior year. The decline of 6% was a result of (i) management’s plan to manage capacity, improve business mix, and generally drive for higher margins in the special interest magazine market, (ii) lower freight and postage (which are pass through costs for the Company), and (iii) pricing pressures as several larger customer contracts came up for renewal.

Net sales in the Specialty Packaging segment totaled $16.4 million in the first quarter of fiscal 2005 compared to $14.6 million the prior year, an increase of 12%. The increase in net sales for this segment was attributable to recurring projects from health care and consumer products customers and from improved revenues from its Global Packaging Solutions initiative.

Cost of Sales

Cost of sales decreased to 81.8% of net sales for the first quarter of fiscal 2005, compared to 82.1% of net sales in fiscal 2004. The decrease was primarily the result of ramp-up costs associated with the Company’s India-based KnowledgeWorks Global Limited content services joint venture and the impact of Hurricane Isabel, both of which were incurred in the first quarter of fiscal 2004.

Selling and Administrative Expenses

Selling and administrative expenses totaled $11.5 million, or 11.2% of net sales, for the first quarter of fiscal 2005, compared to $12.0 million, or 11.2% of net sales, for the same period in fiscal 2004. The decrease in selling and administrative expenses was primarily attributable to a $0.7 million decline in the Company’s bad debt expense offset by a $0.3 million gain from the demutualization of one of the Company’s insurance carriers in the first quarter of fiscal 2004.

Operating Income

The Company reported operating income of $8.2 million for the three-month period ended September 30, 2004, compared to $7.1 million in the comparable period of fiscal 2004. The results include $1.0 million of other income in the Publisher Services segment for the first quarter of fiscal 2005 from an insurance recovery related to the previously disclosed employee misconduct. Operating results for the three months ended September 30, 2003 included $0.1 million in restructuring and other charges.

Interest and Other Expenses

Interest expense in the first quarter of fiscal 2005 declined to $3.1 million compared to interest expense and securitization costs of $3.6 million in the prior year. The decrease in interest expense was due primarily to lower debt levels in the first quarter of fiscal 2005 and lower year over year interest rates on the Company’s senior subordinated notes, which were refinanced in June 2004. The Company terminated its accounts receivable securitization program in January 2004.

Income before Income Taxes

Income before income taxes totaled $5.1 million for the first quarter of fiscal 2005 compared to $3.5 million for the same period in fiscal 2004. The results include $1.0 million of other income in the Publisher Services segment for the first quarter of fiscal 2005 from an insurance recovery related to the previously disclosed employee misconduct. These results reflect the impact of $0.1 million in restructuring and other charges reported for the three-month period ended September 30, 2003.

Income Taxes

The Company’s effective income tax rate was 37.5% for the first quarter of fiscal 2005, compared to 39.7% in the first quarter of fiscal 2004. The amount of tax expense differs from the amount obtained by application of the statutory United States rates primarily due to the impact of state income taxes and the impact of foreign operations, which are excluded from taxable domestic income, in fiscal years 2005 and 2004.

Earnings Per Share

The Company reported net income of $0.34 per share for the first quarter of fiscal 2005 compared to $0.23 in the first quarter of fiscal 2004. The results include $1.0 million, or $0.07 per share net of taxes, of other income in the Publisher Services segment for the first quarter of fiscal 2005 from an insurance recovery related to the previously disclosed employee misconduct.

EBITDA

EBITDA for the three months ended September 30, 2004 was $13.2 million compared to $12.1 million in the comparable period of the prior year. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the impact of restructuring and other charges from the computation. The results include $1.0 million of other income in the Publisher Services segment for the first quarter of fiscal 2005 from an insurance recovery related to the previously disclosed employee misconduct. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year over year EBITDA, the following reconciliation is provided:

	Three Months Ended September 30
(In thousands)	2004	% of Sales	2003	% of Sales
Net income, as reported	$3,183	3.1%	$2,100	2.0%
Income taxes	1,912	1.9	1,381	1.3
Interest	3,174	3.1	3,443	3.2
Securitization costs	—	—	121	0.1
Depreciation	4,737	4.6	4,772	4.4
Amortization	163	0.1	163	0.2
Restructuring and other charges	—	—	114	0.1

EBITDA	$13,169	12.8%	$12,094	11.3%

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report the following non-GAAP financial measures: “EBITDA” and “EBITDA as a percentage of net sales” with EBITDA being defined by the Company as earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, debt refinancing expenses, and the impact of restructuring and other charges from the computation of EBITDA. For these non-GAAP financial measures, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, EBITDA and EBITDA as a percentage of net sales are useful measures of operating performance before the impact of investing and financing transactions, providing meaningful comparisons between companies’ earnings power and consistent period-over-period comparisons of the Company’s performance. In addition, the Company uses these non-GAAP financial measures internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to repay outstanding liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities in the first three months of fiscal 2005 totaled $6.6 million, compared to $4.6 million in fiscal 2004. This $2.0 million increase was primarily attributable to a decrease in contributions to the Company’s retirement plans and restructuring payments, partially offset by an increase in other working capital changes.

Investing Activities

Net cash used in investing activities was $1.9 million for the first three months of fiscal 2005 compared to $5.1 million in the prior year. Capital expenditures for the first three months of fiscal 2005 totaled $2.0 million compared to $5.5 million for the corresponding period of the prior year, and included investments primarily in machinery for Specialty Publications and Specialty Packaging. The prior year period included investments primarily in new business and manufacturing systems, digital prepress equipment and building and equipment improvements. The Company estimates that capital expenditures for fiscal 2005 will be approximately $15.0 to $19.0 million.

Financing Activities

Net cash used in financing activities was $6.3 million for the first three months of fiscal 2005 compared to $1.3 million of cash provided for the first three months of fiscal 2004. For the first quarter of fiscal 2005, a decrease in total debt by $6.1 million due to lower capital spending and continued focus on working capital initiatives, a $0.6 million dividend payment, and a $0.4 million retirement of common and restricted stock, was partially offset by $0.7 million in proceeds from the exercise of stock options.

At September 30, 2004, the Company had three fixed-to-floating fair value interest rate swap agreements outstanding with a total notional amount of $40.0 million. These swaps were entered into to convert $40.0 million of the Company’s 8.375% senior subordinated notes due in 2014 to floating rate debt. The initial term of these swap agreements expires in 2014, and the counterparties have an option to terminate the agreements beginning in June 2009. Under the swap agreements, the Company receives interest payments at a fixed rate of 8.375% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 15 and June 15. These swap agreements are an effective hedge. The fair value of the Company’s interest rate swap agreements, based on a mark-to-market basis, was a $1.3 million asset and a $0.2 million liability at September 30, 2004 and June 30, 2004, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other long term assets with an offset in long-term debt in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the use of swap agreements resulted in a reduction of interest expense of $0.3 million and $0.4 million for the three-month periods ended September 30, 2004 and 2003, respectively.

For the three months ended September 30, 2003, the Company made a $7.8 million planned cash contribution to the Company’s primary defined benefit pension plan and incurred $5.5 million in capital spending. These expenditures, which were partially offset by cash from operating activities, resulted in a $3.2 million increase in additional borrowing under the Company’s long-term revolving credit facility. A higher subordinated interest in the Company’s accounts receivable securitization program reflected changes in methods of calculating eligible receivables brought about by amendments to the securitization program and certain negative trends in the receivables’ aging during the year which have been a focus of management’s working capital initiatives. These factors contributed to a $1.6 million reduction in funding under the Company’s receivables securitization program.

On October 18, 2004, the Company completed an exchange offering in which it exchanged $125 million of its 8.375% senior subordinated notes due 2014, which were registered effective August 30, 2004 under the Securities Act of 1933, as amended, for $125 million aggregate of its 8.375% senior subordinated notes due 2014, which were issued in a private placement on June 15, 2004.

Long-term debt at September 30, 2004 totaled $163.0 million, compared to $167.6 million at June 30, 2004.

The primary cash requirements of the Company are for debt service, capital expenditures, working capital, taxes, pension funding and dividends. The primary sources of liquidity are cash flow provided by operations and unused capacity under the Company’s senior bank credit facility. The future operating performance and the Company’s ability to service the Company’s debt depends on the ability to implement its business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company. The Company believes that these sources will provide sufficient liquidity and capital resources to meet its operating requirements for capital expenditures and working capital.

Statements contained in this report relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s expectations include but are not limited to: (1) the overall economic environment, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) our ability to develop and market new capabilities and services to take advantage of technology changes in the publishing process, especially for scientific, technical and medical journals, (4) our ability to grow revenue and market share in the educational market, (5) significant price pressure in the markets in which we compete, (6) the loss of significant customers or the decrease in demand from customers, (7) our ability to continue to obtain improved efficiencies and lower production costs, (8) the financial condition and ability to pay of certain customers, (9) our ability to continue to negotiate new labor contracts at our U.S.-based manufacturing facilities, and (10) our ability to operate effectively in markets outside of North America. Other risk factors are detailed from time to time in our other Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2004. Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” in this Report on Form 10-Q for the quarterly period ended September 30, 2004, and is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to our repurchases of our common stock during the three months ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1-31, 2004	3,490[2]	$14.50	—	1,000,000
August 1-31, 2004	—	—	—	1,000,000
September 1-30, 2004	21,990	$14.29	21,990	978,010

Total	25,480		21,990	978,010

(1)	On August 19, 2004, the Board of Directors authorized the Company to repurchase up to 1.0 million shares of its common stock on the open market or in privately negotiated transactions. The repurchases are intended to reduce possible dilution in connection with the exercise of stock option grants. The share repurchase authorization has no stated expiration date and may be discontinued or suspended at any time or from time to time by the Board of Directors without prior notice.
(2)	We repurchased 3,490 shares of our common stock from employees in connection with the payment of withholding taxes due in connection with the vesting of restricted stock awards.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Cadmus Communications Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954)).

3.2	Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954)).

10.1	Cadmus FY 2005 Employee Incentive Plan dated August 18, 2004.

10.7	Cadmus 2004 Non-Employee Director Stock Compensation Plan dated August 18, 2004, (incorporated by reference to Appendix C to the Company’s Proxy Statement on Schedule 14A filed September 28, 2004 (Commission File No. 0-12954)).

10.8	Cadmus 2004 Key Employee Stock Compensation Plan dated August 18, 2004, (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed September 28, 2004 (Commission File No. 0-12954)).

10.9	Cadmus FY 2005-2007 Executive Long-Term Incentive Plan (subplan adopted November 9, 2004 under the Cadmus 2004 Key Employee Stock Compensation Plan).

10.10	Form of Restricted Stock Award Agreement for the FY 2005-2007 Executive Long-Term Incentive Plan.

10.11	Cadmus FY 2005-2007 Management Long-Term Incentive Plan (subplan adopted November 9, 2004 under the Cadmus 2004 Key Employee Stock Compensation Plan).

10.12	Form of Performance Unit Award Agreement for the FY 2005-2007 Management Long-Term Incentive Plan.

10.41.2	Second Amendment dated as of September 17, 2004 to Second Amended and Restated Credit Agreement dated as of January 28, 2004.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date: November 9, 2004

/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2004

/s/ Paul K. Suijk
Paul K. Suijk
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)