Form 10-Q
period 2004-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2005-02-09
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2005
Common Stock, $0.50 Par Value	9,171,822

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,899
Accounts receivable (net of allowance for doubtful accounts of $1,554 at December 31, 2004 and $1,712 at June 30, 2004)	52,650	52,687
Inventories	22,923	21,510
Deferred income taxes	1,566	2,303
Prepaid expenses and other	3,223	3,629

Total current assets	80,362	82,028

Property, plant and equipment, net	98,945	103,103
Goodwill	109,884	109,884
Other intangibles, net	3,616	3,943
Other assets	18,709	16,792

TOTAL ASSETS	$311,516	$315,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,052	$30,631
Accrued expenses and other current liabilities	19,569	23,090

Total current liabilities	51,621	53,721

Long-term debt	162,521	167,561
Long-term pension liability	20,820	21,183
Other long-term liabilities	20,190	22,024

Total liabilities	255,152	264,489

Shareholders’ equity:
Common stock ($0.50 par value; authorized shares - 16,000,000; issued and outstanding shares - 9,171,822 at December 31, 2004 and 9,154,374 at June 30, 2004)	4,586	4,577
Capital in excess of par value	68,872	69,362
Unearned compensation	(211)	(306)
Accumulated deficit	(4,824)	(10,325)
Accumulated other comprehensive loss	(12,059)	(12,047)

Total shareholders’ equity	56,364	51,261

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$311,516	$315,750

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net sales	$109,081	$115,319	$212,058	$222,228

Cost of sales	89,665	94,512	173,901	182,255
Selling and administrative	10,815	12,019	22,329	23,984
Restructuring and other charges	—	(13)	—	101
Other income	—	—	(1,000)	—

	100,480	106,518	195,230	206,340

Operating income	8,601	8,801	16,828	15,888

Interest and other expenses:
Interest	3,203	3,608	6,377	7,051
Securitization costs	—	134	—	255
Other, net	39	109	(3)	151

	3,242	3,851	6,374	7,457

Income before income taxes	5,359	4,950	10,454	8,431

Income tax expense	1,892	1,880	3,804	3,261

Net income	$3,467	$3,070	$6,650	$5,170

Earnings per common share - basic	$0.38	$0.34	$0.72	$0.57

Weighted-average common shares outstanding	9,191	9,071	9,179	9,065

Earnings per common share - diluted	$0.37	$0.33	$0.71	$0.56

Weighted-average common shares outstanding	9,353	9,220	9,369	9,171

Cash dividends per common share	$0.0625	$0.0500	$0.1250	$0.1000

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2004	2003
Operating Activities
Net income	$6,650	$5,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,811	9,916
Restructuring and other	—	101
Other, net	710	(703)

	17,171	14,484

Changes in assets and liabilities:
Accounts receivable	37	(4,558)
Inventories	(1,413)	1,928
Accounts payable and accrued expenses	(2,100)	2,193
Restructuring payments	—	(940)
Contributions to retirement plans	(570)	(8,426)
Other, net	(1,820)	4,416

	(5,866)	(5,387)

Net cash provided by operating activities	11,305	9,097

Investing Activities
Purchases of property, plant and equipment	(5,327)	(8,140)
Proceeds from sales of property, plant and equipment	53	687

Net cash used in investing activities	(5,274)	(7,453)

Financing Activities
Repayment of long-term revolving credit facility	(6,300)	(3,200)
Net payments on receivables securitization program	—	2,656
Dividends paid	(1,149)	(908)
Retirement of common and restricted stock	(2,226)	—
Proceeds from exercise of stock options	1,745	223

Net cash used in financing activities	(7,930)	(1,229)

(Decrease) increase in cash and cash equivalents	(1,899)	415
Cash and cash equivalents at beginning of period	1,899	566

Cash and cash equivalents at end of period	$—	$981

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance at June 30, 2003	9,050	$4,525	$68,342	$(514)	$(15,157)	$(24,788)	$32,408
Net income	—	—	—	—	6,652	—	6,652
Change in minimum pension liability, net of $6,614 deferred taxes	—	—	—	—	—	12,741	12,741

Comprehensive income							19,393

Cash dividends - $0.20 per share	—	—	—	—	(1,820)	—	(1,820)
Shares issued upon exercise of stock options	104	52	1,020	—	—	—	1,072
Amortization of unearned compensation	—	—	—	208	—	—	208

Balance at June 30, 2004 (the following data is unaudited)	9,154	4,577	69,362	(306)	(10,325)	(12,047)	51,261
Net income	—	—	—	—	6,650	—	6,650
Foreign currency translation	—	—	—	—	—	(12)	(12)

Comprehensive income							6,638

Cash dividends - $0.125 per share	—	—	—	—	(1,149)	—	(1,149)
Shares issued upon exercise of stock options	173	87	1,658	—	—	—	1,745
Retirement of common stock	(152)	(76)	(2,099)	—	—	—	(2,175)
Retirement of restricted stock	(3)	(2)	(49)	—	—	—	(51)
Amortization of unearned compensation	—	—	—	95	—	—	95

Balance at December 31, 2004	9,172	$4,586	$68,872	$(211)	$(4,824)	$(12,059)	$56,364

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended December 31, 2004 are not necessarily indicative of results for the entire fiscal year.

On December 31, 2004, the Company adopted a consistent policy at all manufacturing facilities in accounting for spare parts inventories. Effective with the change, spare parts are capitalized upon purchase and expensed as used. Previously, certain of the Company’s operating sites expensed spare parts as purchased. This change was made to provide a more accurate allocation of the costs of these spare parts to periods in which they are consumed. The effect of adopting this accounting change was a reduction in cost of sales of approximately $0.7 million for the three and six months ended December 31, 2004. The impact of this adjustment was partially off-set by certain severance and other costs incurred by the Company during the quarter.

Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2.	The Company entered into a joint venture agreement with Datamatics Technologies Limited (“Datamatics”) on June 30, 2003, resulting in intangible assets of $3.3 million at June 30, 2003. The intangible assets are amortized using the straight-line method over a five-year period. Accumulated amortization was $1.0 million at December 31, 2004. Annual amortization expense for these assets is expected to be approximately $0.7 million per year. Other intangibles totaling $1.3 million as of December 31, 2004 and June 30, 2004 relate to assets recognized in connection with the Company’s adjustment of its minimum pension liability.

3.	Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 162,000 and 190,000 for the three and six months ended December 31, 2004, respectively, and 149,000 and 106,000 for the three and six months ended December 31, 2003, respectively.

4.	Components of net inventories at December 31, 2004 and June 30, 2004 were as follows (in thousands):

	December 31, 2004 (unaudited)	June 30, 2004
Raw materials and supplies	$8,239	$8,641
Work in process	12,427	10,568
Finished goods	2,257	2,301

	$22,923	$21,510

5.	Long-term debt at December 31, 2004 and June 30, 2004 consisted of the following (in thousands):

	December 31, 2004 (unaudited)	June 30, 2004
Senior bank credit facility	$36,500	$42,800
8.375% Senior subordinated notes, due 2014	125,000	125,000
Fair market value of interest rate swap agreements	1,021	(239)

	$162,521	$167,561

On October 18, 2004, the Company completed an exchange offering in which it exchanged $125 million of its 8.375% senior subordinated notes due 2014, which were registered effective August 30, 2004 under the Securities Act of 1933, as amended, for $125 million aggregate of its 8.375% senior subordinated notes due 2014, which were issued in a private placement on June 15, 2004.

The interest rate spreads for the Company’s $100.0 million revolving senior bank credit facility range from 2.25% to 3.00% for LIBOR loans and from 1.00% to 1.75% for prime rate loans. The commitment fee rate ranges from 0.375% to 0.625%. Applicable interest rate spreads and commitment fees paid by the Company will fluctuate, within the ranges above, based upon the Company’s performance as measured by the total leverage ratio. At December 31, 2004, the interest rates on the Company’s borrowings under its senior bank credit facility ranged from 5.10% to 6.75%. These interest rates are based on spreads of 2.75% for LIBOR loans and 1.50% for prime rate loans. The senior bank credit facility requires the Company to pay unused commitment fees with respect to the revolving credit facility based on the total leverage ratio; such fee was 0.50% at December 31, 2004.

Both the senior bank credit facility and the senior subordinated notes contain a covenant that places restrictions on the ability of the Company to pay dividends. The Company’s ability to pay dividends under the senior bank credit facility is governed by the fixed charge coverage ratio. At December 31, 2004, the Company’s fixed charge coverage ratio was 1.87 to 1.0, compared to a covenant that the ratio must exceed 1.15 to 1.0; therefore, the Company had sufficient coverage to pay expected dividends. The senior subordinated notes permit dividends of up to $3.0 million per fiscal year and a computation for a restricted payments pool out of which additional dividends may be paid. The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions, and is reduced based on payment of dividends or other restricted payments. The Company may continue to pay dividends up to $3.0 million per fiscal year or to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend. At December 31, 2004, the Company’s $3.0 million limit per year and the restricted payments pool were sufficient to cover expected dividends and, therefore, the Company was not impacted by the limitation of this covenant.

6.	At December 31, 2004, the Company had three fixed-to-floating fair value interest rate swap agreements outstanding with a total notional amount of $40.0 million. These swaps were entered into to convert $40.0 million of the Company’s 8.375% senior subordinated notes due in 2014 to floating rate debt. The initial term of these swap agreements expires in 2014, and the counterparties have an option to terminate the agreements beginning in June 2009. Under the swap agreements, the Company receives interest payments at a fixed rate of 8.375% and pays interest at a variable rate that is based on six month LIBOR plus a spread. The six month LIBOR rate is reset each December 15 and June 15. These swap agreements are an effective hedge. The fair value of the Company’s interest rate swap agreements, based on a mark-to-market basis, was a $1.0 million asset and a $0.2 million liability at December 31, 2004 and June 30, 2004, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other long term assets with an offset in long-term debt in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the swap agreement resulted in a reduction of interest expense of $0.3 million for each of the three-month periods ended December 31, 2004 and 2003, and a reduction of $0.6 million and $0.7 million for the six month periods ended December 31, 2004 and 2003, respectively.

7.	The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in three primary product lines: scientific, technical and medical (“STM”) journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services under the division names of Cadmus Professional Communications and Cadmus Specialty Publications. In addition, certain shared services and other expenses have been allocated to the Publisher Services segment. The Specialty Packaging segment provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product and other customers.

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

Summarized segment data is as follows (in thousands):

	Publisher Services	Specialty Packaging	Total
Three Months Ended December 31, 2004:
Net sales	$88,696	$20,385	$109,081
Operating income	8,693	1,925	10,618

Three Months Ended December 31, 2003:
Net sales	$97,320	$17,999	$115,319
Operating income	9,767	995	10,762

Six Months Ended December 31, 2004:
Net sales	$175,277	$36,781	$212,058
Operating income	18,158	3,139	21,297

Six Months Ended December 31, 2003:
Net sales	$189,629	$32,599	$222,228
Operating income	18,446	1,349	19,795

A reconciliation of segment data to consolidated data is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Earnings from operations:
Reportable segment operating income	$10,618	$10,762	$21,297	$19,795
Unallocated shared services and other expenses	(2,017)	(1,959)	(4,469)	(3,782)
Loss on sale of fixed assets	—	(15)	—	(24)
Restructuring and other charges	—	13	—	(101)

Total operating income	8,601	8,801	16,828	15,888
Interest expense	(3,203)	(3,608)	(6,377)	(7,051)
Securitization costs	—	(134)	—	(255)
Other expenses	(39)	(109)	3	(151)

Income before income taxes	$5,359	$4,950	$10,454	$8,431

8.	During the fourth quarter of fiscal 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” under the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This transition method requires recognition of compensation expense based on the fair value at the date of grant for awards issued after the date of adoption. Prior to fiscal 2004, the Company accounted for stock compensation expense under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

The Company did not grant or modify any stock awards in fiscal 2004. As a result, no stock-based compensation expense was recognized in fiscal 2004 pursuant to the prospective method under SFAS No. 148. In addition, all issued and outstanding stock options were vested as of July 1, 2004.

On November 10, 2004, the Company’s shareholders approved a Key Employee Stock Compensation Plan replacing the 1990 Stock Compensation Plan which expired on June 30, 2003. Under this new plan, on November 10, 2004, the Human Resources and Compensation Committee of the Company’s Board of Directors authorized the grant of restricted stock and performance units, which vest over the period from the plan’s inception date of October 1, 2004 to June 30, 2007, if certain earnings per share and share price targets are met. No compensation expense for the three and six months ended December 31, 2004 was recognized because fiscal 2005 earnings per share targets established under the plan are not expected to be met at this time.

Stock-based compensation expense for options that were issued prior to the Company’s adoption of SFAS No. 123 is included in the pro forma income for the three and six months ended December 31, 2003 in the table below (in thousands):

	Three Months Ended December 31, 2003	Six Months Ended December 31, 2003
Net income as reported	$3,070	$5,170

Less: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(104)	(249)

Pro forma net income	$2,966	$4,921

Earnings per common share - basic
As reported	$0.34	$0.57
Pro forma	$0.33	$0.54

Earnings per common share - diluted
As reported	$0.33	$0.56
Pro forma	$0.32	$0.54

9.	The following information is provided in connection with the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (in thousands):

	Pension Benefits Three Months Ended December 31,		Postretirement Benefits Three Months Ended December 31,
	2004	2003	2004	2003
Service cost	$92	$89	$—	$1
Interest cost	2,007	2,089	16	61
Expected return on plan assets	(2,104)	(1,926)	—	—
Amortization of unrecognized transition amount	(25)	(20)	—	—
Amortization of prior service cost	25	25	(24)	(176)
Amortization of unrecognized net losses	17	19	—	—
Recognized losses (gains)	102	501	(100)	76

Net periodic benefit cost (income)	$114	$777	$(108)	$(38)

	Pension Benefits Six Months Ended December 31,		Postretirement Benefits Six Months Ended December 31,
	2004	2003	2004	2003
Service cost	$183	$178	$—	$2
Interest cost	4,014	4,178	32	122
Expected return on plan assets	(4,208)	(3,852)	—	—
Amortization of unrecognized transition amount	(50)	(40)	—	—
Amortization of prior service cost	50	50	(48)	(352)
Amortization of unrecognized net losses	34	38	—	—
Recognized losses (gains)	204	1,002	(200)	152

Net periodic benefit cost (income)	$227	$1,554	$(216)	$(76)

The Company made contributions of $132 thousand and $280 thousand for the three and six-month periods ended December 31, 2004 and $121 thousand and $210 thousand for the three and six-month periods ended December 31, 2003, respectively, to its multi-employer retirement plan.

In December of 2003 Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act reformed Medicare in such a way that the Company expects to receive subsidy payments beginning in 2006 for continuing retiree prescription drug benefits. In the first quarter of fiscal 2005, based on currently available guidance, the Company adopted FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Upon adoption of the Act, the accumulated postretirement benefit obligation was reduced by $2.6 million, which resulted in a reduction in net periodic postretirement benefit cost of approximately $150 thousand in each of the first and second quarters of fiscal 2005, with similar reductions anticipated for the remaining two quarters of fiscal 2005. Certain definitions and interpretations, yet to be issued by the federal government, could require the Company to adjust future estimates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Headquartered in Richmond, Virginia, Cadmus Communications Corporation and Subsidiaries (“Cadmus” or the “Company”) is a leading provider of end-to-end, integrated graphic communications and content processing services to professional publishers, not-for-profit societies and corporations. Cadmus provides a wide range of technology-enabled content management, composition, editorial, prepress, printing, article reprints, digital rights management, and fulfillment and distribution services. Cadmus is the world’s largest provider of content processing and production services to scientific, technical and medical (“STM”) journal publishers, the fifth largest periodicals printer in North America, and a leading provider of specialty packaging and promotional printing services.

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

EXECUTIVE SUMMARY

The Company focuses primarily on niche markets where it sees underlying demand strength, a willingness on the part of customers to outsource non-core activities, and relatively few large and well-positioned competitors. More specifically, the Company has focused on growing content processing services for the scholarly publishing and STM, educational and other markets. The Company has a leading position in the STM business, represented by the Cadmus Professional Communications division within the Publisher Services segment, and delivers customized content processing services using state-of-the-art technologies, in addition to traditional print services. The Company has continued to invest in opportunities in the educational market and in the proprietary technology products known as Emerging Solutions, which include ArticleWorks™, KnowledgeWorks™, MediaWorks™, 3Path™, and dPub™.

Within the special interest magazine portion of the Company’s business, represented by the Cadmus Specialty Publications division within the Publisher Services segment, the Company focuses on the management of capacity, improvement of business mix and improvement in margins, rather than focusing on top-line growth. This strategy is designed to improve the financial performance of this business in spite of continuing pricing pressures and industry capacity issues.

The Company’s Specialty Packaging segment has achieved greatly improved financial performance as a result of focusing on growth markets that benefit from the customized package design services the Company offers, particularly in the healthcare, consumer products and telecommunications markets. The Company’s U.S. packaging facility is both ISO-9001:2000 registered and has passed customer cGMP compliance audits as evidence of the high level of quality delivered to our customers. The Specialty Packaging segment has also differentiated itself by developing a proprietary network of offshore production affiliates, known as Global Packaging Solutions, and by linking those operations and its customers via a proprietary inventory management and fulfillment system.

The focus on the more stable and profitable services within Cadmus Professional Communications and on the Specialty Packaging segment has permitted the Company to achieve more stable operating results and reduce leverage in a challenging economic and industry environment.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of December 31, 2004, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004. The policies disclosed included the accounting for the allowance for doubtful accounts, valuation of intangible assets and goodwill, pension and other post retirement benefits, income taxes, discontinued operations and self-insurance reserves.

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of net sales for the three and six-month periods ended December 31, 2004 and 2003.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.2	82.0	82.0	82.0
Selling and administrative	9.9	10.4	10.5	10.8
Other income	—	—	(0.4)	—

Operating income	7.9	7.6	7.9	7.2
Interest expense	3.0	3.1	3.0	3.2
Securitization costs	—	0.1	—	0.1
Other, net	—	0.1	—	0.1

Income before income taxes	4.9	4.3	4.9	3.8
Income tax expense	1.7	1.6	1.8	1.5

Net income	3.2%	2.7%	3.1%	2.3%

Net sales

Net sales for the second quarter of fiscal 2005 were $109.1 million compared to $115.3 million in the same period last year. Net sales for the first six months of fiscal 2005 totaled $212.1 million compared to $222.2 million for the same period of fiscal 2004. Net sales for the quarter declined by 5.4% as compared to last year’s second quarter, as continued growth in the Specialty Packaging segment was more than offset by lower sales in the Publisher Services segment and lower revenues from postage and freight.

Net sales in the Publisher Services segment were $88.7 million in the second quarter of fiscal 2005 compared to $97.3 million in the comparable period of the prior year. For the six months ended December 31, 2004, net sales in the Publisher Services segment were $175.3 million compared to $189.6 million in the corresponding period of the prior year. The decline was a result of (i) slower than expected growth in the education market, (ii) lower freight and postage (which are pass through costs for the Company), (iii) continuing pricing pressures from customers going out for bid, (iv) journal page volume decline, and (v) management’s plan to manage capacity, improve business mix, and generally drive for higher margins in the special interest magazine market.

Net sales in the Specialty Packaging segment totaled $20.4 million in the second quarter of fiscal 2005 compared to $18.0 million the prior year, an increase of 13.3%. For the six-month period ended December 31, 2004, net sales grew to $36.8 million from $32.6 million, an increase of 12.9%, as compared to the corresponding period of the prior year. The increase in net sales for this segment was attributable to recurring projects from healthcare and consumer products customers, higher overall volume levels and improved revenues from its Global Packaging Solutions initiative.

Cost of Sales

Cost of sales increased to 82.2% of net sales for the second quarter of fiscal 2005, compared to 82.0% of net sales in fiscal 2004, and was 82.0% of net sales for the six-month periods ended December 31, 2004 and 2003. The increase in the three-months ended December 31, 2004, was attributable to declining net sales, and partially off-set by certain cost reduction initiatives and the spare parts accounting change.

Selling and Administrative Expenses

Selling and administrative expenses totaled $10.8 million, or 9.9% of net sales, for the second quarter of fiscal 2005, compared to $12.0 million, or 10.4% of net sales, for the same period of fiscal 2004. For the first six months of fiscal 2005, selling and administrative expenses totaled $22.3 million, or 10.5% of net sales, compared to $24.0 million, or 10.8% of net sales, in the corresponding period of the prior year. The decrease in selling and administrative expenses was primarily attributable to management’s continued focus on cost reduction efforts.

Operating Income

The Company had operating income of $8.6 million and $16.8 million for the three and six-month periods ended December 31, 2004, respectively, compared to operating income of $8.8 million and $15.9 million in the comparable periods of fiscal 2004. Specialty Packaging operating income improved due to higher overall volume, improved business mix, and efficiencies derived from new and more efficient technology and workflows. Publisher Services operating income declined due to continued pricing pressures and investments made to support educational and Emerging Solutions initiatives.

Interest and Other Expenses

Interest expense and securitization costs in the second quarter of fiscal 2005 declined to $3.2 million from $3.7 million in the prior year. For the first six months of fiscal 2004, interest expense and securitization costs declined to $6.4 million from $7.3 million in the prior year. The decrease in interest expense was due primarily to lower debt levels in the first and second quarters of fiscal 2005 and lower year over year interest rates on the Company’s senior subordinated notes, which were refinanced in June 2004. The Company terminated its accounts receivable securitization program in January 2004.

Income before Income Taxes

Income before income taxes totaled $5.4 million for the second quarter of fiscal 2005 compared to $5.0 million for the same period of fiscal 2004. Income before income taxes totaled $10.5 million for the six months ended December 31, 2004 compared to $8.4 million in the same period in fiscal 2004. The year-to-date results include $1.0 million of other income in the Publisher Services segment for the first quarter of fiscal 2005 from an insurance recovery related to the previously disclosed employee misconduct. These results reflect the impact of $0.1 million in restructuring and other charges reported for the six-month period ended December 31, 2003.

Income Taxes

The Company’s effective income tax rate was 35.3% for the second quarter and 36.4% for the first six months of fiscal 2005, respectively. For fiscal 2004, the effective income tax rate was 38.0% and 38.7% for the second quarter and first six months, respectively. The amount of tax expense differs from the amount obtained by application of the statutory United States rates primarily due to the impact of state income taxes and the impact of foreign operations, which are excluded from taxable domestic income, in fiscal years 2005 and 2004.

Earnings Per Share

The Company reported net income of $0.37 per diluted share for the second quarter of fiscal 2005 compared to $0.33 per diluted share in the second quarter of fiscal 2004. For the six months ended December 31, 2004, the Company reported net income of $0.71 per diluted share compared to a $0.56 for the six months ended December 31, 2003. The year-to-date results include $1.0 million or $0.07 per share net of taxes, of other income in the Publisher Services segment for the first quarter of fiscal 2005 and the six months ended December 31, 2004, from an insurance recovery related to the previously disclosed employee misconduct.

EBITDA

EBITDA for the three-months ended December 31, 2004 was $13.5 million compared to $13.7 million in the comparable period of the prior year. For the six months ended December 31, 2004, EBITDA was $26.6 million compared to $25.8 million for the six months ended December 31, 2003. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the impact of restructuring and other charges from the computation. The results include $1.0 million of other income in the Publisher Services segment for the first quarter of fiscal 2005 from an insurance recovery related to the previously disclosed employee misconduct. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year over year EBITDA, the following reconciliation is provided:

	Three months ended December 31,
(Dollars in thousands)	2004	% Net Sales	2003	% Net Sales
Net income, as reported	$3,467	3.2%	$3,070	2.7%
Income tax expense	1,892	1.7	1,880	1.6
Interest	3,203	3.0	3,608	3.1
Securitization costs	—	—	134	0.1
Depreciation	4,748	4.4	4,817	4.2
Amortization	163	0.1	164	0.1
Restructuring and other charges	—	—	(13)	—

EBITDA	$13,473	12.4%	$13,660	11.8%

	Six months ended December 31,
(Dollars in thousands)	2004	% Net Sales	2003	% Net Sales
Net income, as reported	$6,650	3.1%	$5,170	2.3%
Income tax expense	3,804	1.8	3,261	1.5
Interest	6,377	3.0	7,051	3.2
Securitization costs	—	—	255	0.1
Depreciation	9,485	4.5	9,589	4.3
Amortization	326	0.2	327	0.2
Restructuring and other charges	—	—	101	—

EBITDA	$26,642	12.6%	$25,754	11.6%

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the first six months of fiscal 2005 totaled $11.3 million compared to $9.1 million in fiscal 2004. This $2.2 million increase was primarily attributable to a decrease in both contributions to the Company’s retirement plans and restructuring payments, partially offset by increases in other working capital changes.

Investing Activities

Net cash used in investing activities was $5.3 million for the first six months of fiscal 2005 compared to $7.5 million in the prior year. Capital expenditures for the first six months of fiscal 2005 totaled $5.3 million compared to $8.1 million for the corresponding period of the prior year, and included investments primarily in machinery for Specialty Publications and Specialty Packaging. The prior year period included investments primarily in new business and manufacturing systems, digital prepress equipment and building and equipment improvements. The Company estimates that total capital expenditures for fiscal 2005 will be approximately $14.0 to $16.0 million.

Financing Activities

Net cash used in financing activities was $7.9 million for the first six months of fiscal 2005 compared to $1.2 million for the first six months of fiscal 2004. For the six months ended December 31, 2004, a decrease in total debt by $6.3 million due to lower capital spending and continued focus on working capital initiatives, a $1.1 million dividend payment, and a $2.2 million retirement of common and restricted stock, was partially offset by $1.7 million in proceeds from the exercise of stock options.

For the six months ended December 31, 2003, the Company utilized cash provided by operations and net proceeds from the sale of accounts receivable to pay down $3.2 million on the Company’s revolving credit facility and to fund $0.9 million in dividend payments. The Company also received $2.7 million in net payments from its receivables securitization program and $0.2 million in proceeds from the exercise of stock options.

The Company entered into its $100.0 million revolving senior bank credit facility on January 28, 2004. At December 31, 2004, there were $36.5 million in borrowings outstanding under the senior bank credit facility and $2.3 million of standby letters of credit outstanding against which no claims had been made. Therefore, the Company had approximately $61.2 million in available borrowings at December 31, 2004. The senior bank credit facility expires on January 28, 2008. See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion.

The primary cash requirements of the Company are for debt service, capital expenditures, working capital, taxes, pension funding and dividends. The primary sources of liquidity are cash flow provided by operations and unused capacity under the Company’s senior bank credit facility. The Company’s future operating performance and ability to service its debt depends on the Company’s ability to implement its business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company. The Company believes that these sources will provide sufficient liquidity and capital resources to meet its operating requirements for capital expenditures and working capital.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2004. Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 6 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” in this Report on Form 10-Q for the quarterly period ended December 31, 2004, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to ensure that material information is accumulated and communicated to management on a timely basis. As required, management, including the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were operating effectively to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to the Company’s repurchases of its common stock during the three months ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 1-31, 2004	48,060	$14.54	48,060	929,950
November 1-30, 2004	39,930	$14.27	39,930	890,020
December 1-31, 2004	42,696	$13.87	42,696	847,324

Total	130,686		130,686	847,324

(1)	On August 19, 2004, the Board of Directors authorized the Company to repurchase up to 1.0 million shares of its common stock on the open market or in privately negotiated transactions. The repurchases are intended to reduce possible dilution in connection with the exercise of stock option grants. The share repurchase authorization has no stated expiration date and may be discontinued or suspended at any time or from time to time by the Board of Directors without prior notice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	At the 2004 Annual Meeting of Shareholders of the Company (“Annual Meeting”) held on November 10, 2004, 6,920,370 shares of the Company’s outstanding common stock were present in person or by proxy and entitled to vote.

(b)	At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

(1) Election of Class III Directors. The nominees for director were elected (to serve until the 2007 Annual Meeting), having received the following vote:

Nominee	For	Withheld
Martina L. Bradford	5,560,392	1,359,978
Robert E. Evanson	5,558,682	1,361,688
James E. Rogers	5,560,292	1,360,078

The following other directors continued in office after the Annual Meeting:

Class I Directors (serving until the 2005 Annual Meeting): Thomas E. Costello, Keith Hamill, Edward B. Hutton, Jr. and Nathu R. Puri.

Class II Directors (serving until the 2006 Annual Meeting): G. Waddy Garrett, Thomas C. Norris, and Bruce V. Thomas.

(2) Ratification of designation of Ernst & Young LLP as independent auditors for current fiscal year. Designation of the auditors was ratified, having received the following vote:

For:	6,915,146
Against:	5,084
Abstain:	140
Broker Non-vote:	—

(3) Approval of the 2004 Key Employee Stock Compensation Plan: The Plan was approved, having received the following vote:

For:	3,366,674
Against:	1,794,087
Abstain:	55,828
Broker Non-vote:	1,703,781

(4) Approval of the 2004 Non-Employee Director Stock Compensation Plan: The Plan was approved, having received the following vote:

For:	3,589,716
Against:	1,559,507
Abstain:	67,366
Broker Non-vote:	1,703,781

ITEM 5. OTHER MATTERS

Item 1.01 Entry into a Material Definitive Agreement.

Establishment of Performance Goals

As previously reported, on November 9, 2004, the Company’s Board of Directors approved the 2004 Key Employee Stock Compensation Plan (the 2004 Employee Plan), subject to shareholder approval which was obtained on November 10, 2004. Also, on November 9, 2004, the Human Resources and Compensation Committee of the Company’s Board of Directors (the Committee) approved, subject to shareholder approval of the 2004 Employee Plan on November 10, 2004, three-year performance-based restricted stock and cash payment programs as part of awards to be made under the 2004 Employee Plan for certain executives and other management employees in the form of the Cadmus FY 2005-2007 Executive Long-Term Incentive Plan and the Cadmus FY 2005-2007 Management Long-Term Incentive Plan (the LTIPs). The LTIPs measure actual performance against pre-established earnings per share (EPS) and share price targets (described in more detail below) for the three fiscal years beginning July 1, 2004 (referred to as fiscal years 2005 – 2007, although only the last three quarters of fiscal year 2005 are involved). The LTIPs included the performance criteria to be used (EPS and share price), but not the specific dollar EPS and share price targets.

On November 10, 2004, the Committee approved initial awards of restricted stock and cash to LTIP participants. As part of this award approval process on November 10, 2004, the Committee also established specific dollar EPS and share price targets (i.e., (i) Annual EPS Goal for a fiscal year and (ii) Annual Share Price Goal for a fiscal year, as well as (iii) a Base Price for change in control vesting) for awards granted under the LTIPs with respect to fiscal years 2005 – 2007.

The total award to a participant under the LTIPs is allocated for vesting purposes to the three fiscal year period as follows: 20% to fiscal year 2005, 30% to fiscal year 2006 and 50% to fiscal year 2007. Catch-up rules permit less than full vesting in fiscal year 2005 or fiscal year 2006 to be caught-up in fiscal year 2006 or fiscal year 2007. Each fiscal year’s award allocation will vest at 0%, 20%, 50% or 100% depending on the Company’s EPS performance compared to the applicable Annual EPS Goal targets. If the Annual Share Price Goal target is not met for a fiscal year, any vesting for that fiscal year’s award allocation will be reduced by 20%.

As a condition to payout of earned benefits, an LTIP participant normally must remain employed by the Company, with exceptions for death, disability, retirement or termination by the Company without cause, until the Committee certifies what portion, if any, of the awards are actually vested after the three-year program term ends on June 30, 2007. Special vesting provisions, determined in part with reference to the targeted Base Price, apply on a change in control.

The Annual EPS Goal for a Fiscal Year under the LTIPs is a stated earnings per share amount for that fiscal year (Base Annual EPS), which may be set separately for each vesting level, with the levels of vesting driven by the Base Annual EPS before recognition of Stock Plan compensation expense (the Annual EPS Goals) as determined pursuant to generally accepted accounting principles for the Company’s financial accounting reporting purposes. EPS is the Company’s earnings per share from continuing operations which exclude (i) the effect of discontinued operations and dispositions of business segments, (ii) material extraordinary items that are both unusual and infrequent, and (iii) changes in accounting principles. Stock Plan compensation expense is the financial accounting expense associated with the 2004 Employee Plan (including both LTIPs) and the Company’s 2004 Non-Employee Director Stock Compensation Plan.

The Annual Share Price Goal for a fiscal year is the fair market value of a share being equal to or greater than a stated amount at any time during the three calendar months following the end of that fiscal year. The Base Price relates to the fair market value of a share on the date on which a change in control occurs.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Cadmus Communications Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954)).

3.2	Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954)).

10.13	Performance goals for the Cadmus FY 2005-2007 Executive Long-Term Incentive Plan and Cadmus FY 2005-2007 Management Long-Term Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date:	February 9, 2005

/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer
(principal executive officer)

Date:	February 9, 2005

/s/ Paul K. Suijk
Paul K. Suijk
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)