Form 10-Q
period 2005-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2005-05-13
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, $0.50 Par Value	9,171,822

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2005	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,207	$1,899
Accounts receivable (net of allowance for doubtful accounts of $1,453 at March 31, 2005 and $1,712 at June 30, 2004)	58,750	52,687
Inventories	24,706	21,510
Deferred income taxes	7,577	2,303
Prepaid expenses and other	3,130	3,629

Total current assets	95,370	82,028

Property, plant and equipment, net	97,027	103,103
Goodwill	109,884	109,884
Other intangibles, net	3,734	3,943
Other assets	18,243	16,792

TOTAL ASSETS	$324,258	$315,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,113	$30,631
Accrued expenses and other current liabilities	27,367	23,090

Total current liabilities	61,480	53,721

Long-term debt	155,642	167,561
Long-term pension liability	20,639	21,183
Other long-term liabilities	23,806	22,024

Total liabilities	261,567	264,489

Shareholders’ equity:
Common stock ($0.50 par value; authorized shares - 16,000,000; issued and outstanding shares - 9,174,822 at March 31, 2005 and 9,154,374 at June 30, 2004)	4,587	4,577
Capital in excess of par value	68,585	69,362
Unearned compensation	(153)	(306)
Accumulated earnings (deficit)	1,737	(10,325)
Accumulated other comprehensive loss	(12,065)	(12,047)

Total shareholders’ equity	62,691	51,261

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$324,258	$315,750

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net sales	$113,234	$113,619	$325,292	$335,847

Cost of sales	93,309	92,322	267,210	274,577
Selling and administrative expenses	10,721	12,105	33,050	36,089
Restructuring and other charges	321	120	321	221
Other income	—	—	(1,000)	—

	104,351	104,547	299,581	310,887

Operating income	8,883	9,072	25,711	24,960

Interest and other expenses:
Interest	3,239	3,649	9,616	10,700
Securitization costs	—	41	—	296
Other, net	68	142	65	293

	3,307	3,832	9,681	11,289

Income from continuing operations before income taxes	5,576	5,240	16,030	13,671

Income tax benefit (expense)	3,036	(1,704)	(768)	(4,965)

Income from continuing operations	$8,612	3,536	$15,262	$8,706

Loss from discontinued operations, net of $761 in federal income tax	1,478	—	1,478	—

Net income	$7,134	$3,536	$13,784	$8,706

Earnings per common share - basic:
Income from continuing operations	$0.94	$0.39	$1.66	$0.96
Loss from discontinued operations	(0.16)	—	(0.16)	—

Net income	$0.78	$0.39	$1.50	$0.96

Weighted-average common shares outstanding	9,174	9,103	9,177	9,077

Earnings per common share - diluted:
Income from continuing operations	$0.93	$0.38	$1.63	$0.94
Loss from discontinued operations	(0.16)	—	(0.16)	—

Net income	$0.77	$0.38	$1.47	$0.94

Weighted-average common shares outstanding	9,306	9,289	9,348	9,210

Cash dividends per common share	$0.0625	$0.0500	$0.1875	$0.1500

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2005	2004
Operating Activities
Net income	$13,784	$8,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,864	14,936
Income tax benefit	(5,018)	—
Loss from discontinued operations, net of tax	1,478	—
Restructuring and other charges	321	221
Other, net	637	(669)

	26,066	23,194

Changes in assets and liabilities:
Accounts receivable	(6,063)	1,580
Inventories	(3,196)	1,664
Accounts payable and accrued expenses	6,686	1,782
Payments on discontinued operations	(52)	—
Restructuring payments	—	(1,145)
Contributions to retirement plans	(948)	(8,748)
Other, net	350	2,402

	(3,223)	(2,465)

Net cash provided by operating activities	22,843	20,729

Investing Activities
Purchases of property, plant and equipment	(8,516)	(9,996)
Proceeds from sales of property, plant and equipment	56	844
Acquisitions, net of cash acquired	(286)	—

Net cash used in investing activities	(8,746)	(9,152)

Financing Activities
(Repayment of) proceeds from long-term revolving credit facility	(12,300)	16,700
Net payments on receivables securitization program	—	(26,657)
Dividends paid	(1,722)	(1,364)
Retirement of common and restricted stock	(3,116)	—
Proceeds from exercise of stock options	2,349	735

Net cash used in financing activities	(14,789)	(10,586)

(Decrease) increase in cash and cash equivalents	(692)	991

Cash and cash equivalents at beginning of period	1,899	566

Cash and cash equivalents at end of period	$1,207	$1,557

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

			Capital in Excess of Par Value	Unearned Compensation	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Par Value
Balance at June 30, 2003	9,050	$4,525	$68,342	$(514)	$(15,157)	$(24,788)	$32,408
Net income	—	—	—	—	6,652	—	6,652
Change in minimum pension liability, net of $6,614 deferred taxes	—	—	—	—	—	12,741	12,741

Comprehensive income							19,393
Cash dividends - $0.20 per share	—	—	—	—	(1,820)	—	(1,820)
Shares issued upon exercise of stock options	104	52	1,020	—	—	—	1,072
Amortization of unearned compensation	—	—	—	208	—	—	208

Balance at June 30, 2004 (the following data is unaudited)	9,154	4,577	69,362	(306)	(10,325)	(12,047)	51,261
Net income	—	—	—	—	13,784	—	13,784
Foreign currency translation	—	—	—	—	—	(18)	(18)

Comprehensive income							13,766
Cash dividends - $0.1875 per share	—	—	—	—	(1,722)	—	(1,722)
Shares issued upon exercise of stock options	238	120	2,229	—	—	—	2,349
Retirement of common stock	(215)	(108)	(2,957)	—	—	—	(3,065)
Retirement of restricted stock	(3)	(2)	(49)	—	—	—	(51)
Amortization of unearned compensation	—	—	—	153	—	—	153

Balance at March 31, 2005	9,174	$4,587	$68,585	$(153)	$1,737	$(12,065)	$62,691

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended March 31, 2005 are not necessarily indicative of results for the entire fiscal year.

Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2.	During the third quarter, the Company executed a transaction related to one of its subsidiaries, Mack Printing Company. The transaction was an internal restructuring that effectively caused the Mack subsidiary to be liquidated for tax purposes. As a result, the Company recognized a tax benefit of approximately $5.0 million in the third quarter. Although the Company believes the actual benefit realized could be significantly larger, it has recorded this amount based on applying reasonable assumptions to the range of possible outcomes in accordance with accounting requirements. In connection with expenses associated with this transaction, the Company recorded approximately $0.3 million in restructuring and other charges for the three months ended March 31, 2005.

3.	In January 2002, the Company sold its Atlanta-based Cadmus Creative Marketing division and reported at $1.2 million loss from discontinued operations in the third quarter of fiscal 2002. In connection with this sale, the Company entered into a lease guaranty and other agreements. In March 2005, the purchaser/tenant under the lease filed for bankruptcy and defaulted on its lease obligations. As a result, the Company has recorded an estimate of its potential obligations under the guaranty and other costs totaling approximately $1.5 million, net of $0.8 million in federal income taxes, for the three and nine-month periods ended March 31, 2005. The Company is pursuing several options to minimize the ultimate financial impact associated with this event.

4.	The Company entered into a joint venture agreement with Datamatics Technologies Limited (“Datamatics”) on June 30, 2003, resulting in intangible assets of $3.3 million at June 30, 2003. The intangible assets are amortized using the straight-line method over a five-year period. Accumulated amortization was $1.1 million at March 31, 2005. Annual amortization expense for these assets is expected to be approximately $0.7 million per year. Other intangibles totaling $1.3 million as of March 31, 2005 and June 30, 2004 relate to assets recognized in connection with the Company’s adjustment of its minimum pension liability.

5.	Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 132,000 and 171,000 for the three and nine months ended March 31, 2005, respectively, and 186,000 and 133,000 for the three and nine months ended March 31, 2004, respectively.

6.	Components of net inventories at March 31, 2005 and June 30, 2004 were as follows (in thousands):

	March 31, 2005	June 30, 2004
	(unaudited)
Raw materials and supplies	$10,963	$8,641
Work in process	11,594	10,568
Finished goods	2,149	2,301

	$24,706	$21,510

7.	Long-term debt at March 31, 2005 and June 30, 2004 consisted of the following (in thousands):

	March 31, 2005	June 30, 2004
	(unaudited)
Senior bank credit facility	$30,500	$42,800
8.375% Senior subordinated notes, due 2014	125,000	125,000
Fair market value of interest rate swap agreements	142	(239)

	$155,642	$167,561

On October 18, 2004, the Company completed an exchange offering in which it exchanged $125 million of its 8.375% senior subordinated notes due 2014, which were registered effective August 30, 2004 under the Securities Act of 1933, as amended, for $125 million aggregate of its 8.375% senior subordinated notes due 2014, which were issued in a private placement on June 15, 2004.

The interest rate spreads for the Company’s $100.0 million revolving senior bank credit facility range from 2.25% to 3.00% for LIBOR loans and from 1.00% to 1.75% for prime rate loans. The commitment fee rate ranges from 0.375% to 0.625%. Applicable interest rate spreads and commitment fees paid by the Company will fluctuate, within the ranges above, based upon the Company’s performance as measured by the total leverage ratio. At March 31, 2005, the interest rates on the Company’s borrowings under its senior bank credit facility ranged from 5.55% to 7.25%. These interest rates are based on spreads of 2.75% for LIBOR loans and 1.50% for prime rate loans. The senior bank credit facility requires the Company to pay unused commitment fees with respect to the revolving credit facility based on the total leverage ratio; such fee was 0.50% at March 31, 2005.

Both the senior bank credit facility and the senior subordinated notes contain a covenant that places restrictions on the ability of the Company to pay dividends. The Company’s ability to pay dividends under the senior bank credit facility is governed by the fixed charge coverage ratio. At March 31, 2005, the Company’s fixed charge coverage ratio was 2.25 to 1.0, compared to a covenant that the ratio must exceed 1.15 to 1.0; therefore, the Company had sufficient coverage to pay expected dividends. The senior subordinated notes permit dividends of up to $3.0 million per fiscal year and a computation for a restricted payments pool out of which additional dividends may be paid. The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions, and is reduced based on payment of dividends or other restricted payments. The Company may continue to pay dividends up to $3.0 million per fiscal year or to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend. At March 31, 2005, the Company’s $3.0 million limit per year and the restricted payments pool were sufficient to cover expected dividends and, therefore, the Company was not impacted by the limitation of this covenant.

8.	At March 31, 2005, the Company had three fixed-to-floating fair value interest rate swap agreements outstanding with a total notional amount of $40.0 million. These swaps were entered into to convert $40.0 million of the Company’s 8.375% senior subordinated notes due in 2014 to floating rate debt. The initial term of these swap agreements expires in 2014, and the counterparties have an option to terminate the agreements beginning in June 2009. Under the swap agreements, the Company receives interest payments at a fixed rate of 8.375% and pays interest at a variable rate that is based on six month LIBOR plus a spread. The six month LIBOR rate is reset each December 15 and June 15. These swap agreements are an effective hedge. The fair value of the Company’s interest rate swap agreements, based on a mark-to-market basis, was a $0.1 million asset and a $0.2 million liability at March 31, 2005 and June 30, 2004, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other long term assets with an offset in long-term debt in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the swap agreement resulted in a reduction of interest expense of $0.3 million and $0.4 million for the three-month periods ended March 31, 2005 and 2004, respectively, and a reduction of $0.9 million and $1.1 million for the nine month periods ended March 31, 2005 and 2004, respectively.

9.	The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in three primary product lines: scientific, technical and medical (“STM”) journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services under the division names of Cadmus Professional Communications and Cadmus Specialty Publications. In addition, certain shared services and other expenses have been allocated to the Publisher Services segment. The Specialty Packaging segment provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product and other customers.

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

Summarized segment data is as follows (in thousands):

	Publisher Services	Specialty Packaging	Total
Three Months Ended March 31, 2005:
Net sales	$91,614	$21,620	$113,234
Operating income	8,793	2,650	11,443

Three Months Ended March 31, 2004:
Net sales	$97,266	$16,353	$113,619
Operating income	10,115	1,700	11,815

Nine Months Ended March 31, 2005:
Net sales	$266,891	$58,401	$325,292
Operating income	26,951	5,789	32,740

Nine Months Ended March 31, 2004:
Net sales	$286,895	$48,952	$335,847
Operating income	28,561	3,049	31,610

A reconciliation of segment data to consolidated data is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Reportable segment operating income	$11,443	$11,815	$32,740	$31,610
Unallocated shared services and other expenses	(2,239)	(2,623)	(6,708)	(6,405)
Loss on sale of fixed assets	—	—	—	(24)
Restructuring and other charges	(321)	(120)	(321)	(221)

Total operating income	8,883	9,072	25,711	24,960
Interest expense	(3,239)	(3,649)	(9,616)	(10,700)
Securitization costs	—	(41)	—	(296)
Other expenses	(68)	(142)	(65)	(293)

Income before income taxes	$5,576	$5,240	$16,030	$13,671

10.	During the fourth quarter of fiscal 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” under the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This transition method requires recognition of compensation expense based on the fair value at the date of grant for awards issued after the date of adoption. Prior to fiscal 2004, the Company accounted for stock compensation expense under the recognition and measurement provisions of APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

The Company did not grant or modify any stock awards in fiscal 2004. As a result, no stock-based compensation expense was recognized in fiscal 2004 pursuant to the prospective method under SFAS No. 148. In addition, all issued and outstanding stock options were vested as of July 1, 2004.

On November 10, 2004, the Company’s shareholders approved a Key Employee Stock Compensation Plan replacing the 1990 Stock Compensation Plan which expired on June 30, 2003. Under this new plan, on November 10, 2004, the Human Resources and Compensation Committee of the Company’s Board of Directors authorized the grant of restricted stock and performance units, which vest over the period from the plan’s inception date of October 1, 2004 to June 30, 2007, if certain earnings per share and share price targets are met. No compensation expense for the three and nine months ended March 31, 2005 was recognized because fiscal 2005 earnings per share targets established under the plan are not expected to be met at this time.

Stock-based compensation expense for options that were issued prior to the Company’s adoption of SFAS No. 123 is included in the pro forma income for the three and nine months ended March 31, 2004 in the table below (in thousands):

	Three Months Ended March 31, 2004	Nine Months Ended March 31, 2004
Net income as reported	$3,536	$8,706

Less: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(69)	(318)

Pro forma net income	$3,467	$8,388

Earnings per common share - basic
As reported	$0.39	$0.96
Pro forma	$0.38	$0.92

Earnings per common share - diluted
As reported	$0.38	$0.94
Pro forma	$0.37	$0.91

11.	The following information is provided in connection with the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (in thousands):

	Pension Benefits Three Months Ended March 31,		Postretirement Benefits Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$92	$89	$1	$1
Interest cost	2,007	2,089	166	61
Expected return on plan assets	(2,104)	(1,926)	—	—
Amortization of unrecognized transition amount	(25)	(20)	—	—
Amortization of prior service cost	25	25	(74)	(176)
Amortization of unrecognized net losses	17	19	—	76
Recognized losses	102	501	257	—

Net periodic benefit cost (income)	$114	$777	$350	$(38)

	Pension Benefits Nine Months Ended March 31,		Postretirement Benefits Nine Months Ended March 31,
	2005	2004	2005	2004
Service cost	$276	$267	$1	$3
Interest cost	6,021	6,266	166	183
Expected return on plan assets	(6,312)	(5,779)	—	—
Amortization of unrecognized transition amount	(75)	(60)	—	—
Amortization of prior service cost	75	76	(74)	(528)
Amortization of unrecognized net losses	51	59	—	227
Recognized losses	306	1,503	57	—

Net periodic benefit cost (income)	$342	$2,332	$150	$(115)

The Company made contributions of $136 thousand and $431 thousand for the three and nine-month periods ended March 31, 2005 and $154 thousand and $364 thousand for the three and nine-month periods ended March 31, 2004, respectively, to its multi-employer retirement plan.

In December of 2003 Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act reformed Medicare in such a way that the Company expected to receive subsidy payments beginning in 2006 for continuing retiree prescription drug benefits. In the first quarter of fiscal 2005, based on currently available guidance, the Company adopted FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Upon adoption of the Act, the accumulated postretirement benefit obligation was reduced by $2.6 million, which resulted in a reduction in net periodic postretirement benefit cost of approximately $100 thousand in each of the first and second quarters of fiscal 2005.

Recently issued guidance from the Centers for Medicare and Medicaid Services contains additional criteria pertaining to how plan sponsors qualify for federal subsidy payments for their Medicare-eligible plan participants. Pursuant to this new guidance, the Company will not be eligible for these payments in connection with the Medicare Part D program. As a result, the Company has adjusted its benefit cost estimate and reversed previously recorded income in the first and second quarters in fiscal 2005 with a combined impact of $350 thousand for the three months ended March 31, 2005.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of March 31, 2005, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004. The policies disclosed included the accounting for the allowance for doubtful accounts, valuation of intangible assets and goodwill, pension and other post retirement benefits, income taxes, discontinued operations and self-insurance reserves.

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of net sales for the three and nine-month periods ended March 31, 2005 and 2004.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.4	81.3	82.1	81.8
Selling and administrative	9.5	10.6	10.2	10.7
Restructuring and other charges	0.3	0.1	0.1	0.1
Other income	—	—	(0.3)	—

Operating income	7.8	8.0	7.9	7.4
Interest expense	2.9	3.2	3.0	3.2
Securitization costs	—	—	—	0.1
Other, net	—	0.2	—	—

Income from continuing operations before income taxes	4.9	4.6	4.9	4.1
Income tax benefit (expense)	2.7	(1.5)	(0.2)	(1.5)

Income from continuing operations	7.6	3.1	4.7	2.6
Loss from discontinued operations	1.3	—	0.5	—

Net income	6.3%	3.1%	4.2%	2.6%

Net Sales

Net sales for the third quarter of fiscal 2005 were $113.2 million compared to $113.6 million in the same period last year. Net sales for the first nine months of fiscal 2005 totaled $325.3 million compared to $335.8 million for the same period of fiscal 2004. Net sales for the quarter declined by 0.3% as compared to last year’s third quarter, as continued growth in the Specialty Packaging segment was more than offset by lower sales in the Publisher Services segment and lower revenues from postage and freight.

Net sales in the Publisher Services segment were $91.6 million in the third quarter of fiscal 2005 compared to $97.3 million in the comparable period of the prior year. For the nine months ended March 31, 2005, net sales in the Publisher Services segment were $266.9 million compared to $286.9 million in the corresponding period of the prior year. The decline was a result of (i) slower than expected growth in the education market, (ii) lower freight and postage (which are pass through costs for the Company), (iii) continuing pricing pressures from customers going out for bid, and (iv) management’s plan to manage capacity, improve business mix, and generally drive for higher margins in the special interest magazine market.

Net sales in the Specialty Packaging segment totaled $21.6 million in the third quarter of fiscal 2005 compared to $16.4 million in the same period of the prior year, an increase of 32.2%. For the nine-month period ended March 31, 2005, net sales grew to $58.4 million from $49.0 million, an increase of 19.3%, as compared to the corresponding period of the prior year. The increase in net sales for this segment was attributable to the continued benefit from higher overall volume, improved business mix and efficiencies derived from new and more efficient technology and workflows.

Cost of Sales

Cost of sales increased to 82.4% of net sales for the third quarter of fiscal 2005, compared to 81.3% of net sales in fiscal 2004, and was 82.1% and 81.8% of net sales for the nine-month periods ended March 31, 2005 and 2004, respectively. The increase was attributable to declining net sales and increased severance costs, partially off-set by certain cost reduction initiatives.

Selling and Administrative Expenses

Selling and administrative expenses totaled $10.7 million, or 9.5% of net sales, for the third quarter of fiscal 2005, compared to $12.1 million, or 10.6% of net sales, for the same period of fiscal 2004. For the first nine months of fiscal 2005, selling and administrative expenses totaled $33.1 million, or 10.2% of net sales, compared to $36.1 million, or 10.7% of net sales, in the corresponding period of the prior year. The decrease in selling and administrative expenses was primarily attributable to management’s continued focus on cost reduction efforts.

Operating Income

The Company had operating income of $8.9 million and $25.7 million for the three and nine-month periods ended March 31, 2005, respectively, compared to operating income of $9.1 million and $25.0 million in the comparable periods of fiscal 2004. In connection with expenses associated with the Mack Printing Company transaction that occurred this quarter, the Company recorded approximately $0.3 million, or $0.02 per share net of taxes, in restructuring and other charges for the three months ended March 31, 2005. Adjusted for restructuring and other charges of $0.3 million and $0.1 million recorded in the three months ended March 31, 2005 and 2004, respectively, operating income was $9.2 million for each of the three-month periods ended March 31, 2005 and 2004. Specialty Packaging operating income improved due to higher overall volume, improved business mix, and efficiencies derived from new and more efficient technology and workflows. Publisher Services operating income declined due to continued pricing pressures, increased severance costs, and investments made to support educational and Emerging Solutions initiatives. The results for the first nine months of fiscal 2005 include a $1.0 million, or $0.07 per share net of taxes, insurance recovery related to a previously disclosed employee fraud in the Publisher Services segment recorded in the first quarter.

Interest and Other Expenses

Interest expense and securitization costs in the third quarter of fiscal 2005 declined to $3.2 million from $3.7 million in the prior year. For the first nine months of fiscal 2004, interest expense and securitization costs declined to $9.6 million from $11.0 million in the prior year. The decrease in interest expense was due primarily to lower debt levels during fiscal 2005 and lower year over year interest rates on the Company’s senior subordinated notes, which were refinanced in June 2004. The Company terminated its accounts receivable securitization program in January 2004.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes totaled $5.6 million for the third quarter of fiscal 2005 compared to $5.2 million for the same period of fiscal 2004. Income from continuing operations before income taxes totaled $16.0 million for the nine months ended March 31, 2005 compared to $13.7 million in the same period in fiscal 2004. The results for the first nine months of fiscal 2005 include a $1.0 million, or $0.07 per share net of taxes, insurance recovery related to a previously disclosed employee fraud in the Publisher Services segment recorded in the first quarter. In connection with expenses associated with the Mack Printing Company transaction that occurred this quarter, the Company recorded approximately $0.3 million, or $0.02 per share net of taxes, in restructuring and other charges for the three months ended March 31, 2005.

Income Taxes

During the third quarter of fiscal 2005, the Company executed a transaction related to one of its subsidiaries, Mack Printing Company. The transaction was an internal restructuring that effectively caused the Mack subsidiary to be liquidated for tax purposes. As a result, the Company recognized a tax benefit of approximately $5.0 million in the third quarter. Although the Company believes the actual benefit realized could be significantly larger, it has recorded this amount based on applying reasonable assumptions to the range of possible outcomes in accordance with accounting requirements.

Excluding the tax benefit related to the Mack Printing Company transaction and the tax effect of discontinued operations, the Company’s effective income tax rate was 35.5% for the third quarter and 36.1% for the first nine months of fiscal 2005. For fiscal 2004, the effective income tax rate was 32.5% and 36.3% for the third quarter and first nine months, respectively. The amount of adjusted tax expense differs from the amount obtained by application of the statutory United States rates primarily due to the impact of state income taxes and operating results from foreign operations.

Discontinued Operations

In January 2002, the Company sold its Atlanta-based Cadmus Creative Marketing division and reported at $1.2 million loss from discontinued operations in the third quarter of fiscal 2002. In connection with this sale, the Company entered into a lease guaranty and other agreements. In March 2005, the purchaser/tenant under the lease filed for bankruptcy and defaulted on its lease obligations. As a result, the Company has recorded an estimate of its potential obligations under the guaranty and other costs totaling approximately $1.5 million, net of $0.8 million in federal income taxes, for the three and nine-month periods ended March 31, 2005. The Company is pursuing several options to minimize the ultimate financial impact associated with this event.

Earnings Per Share

The Company reported net income of $0.77 per diluted share for the third quarter of fiscal 2005 compared to $0.38 per diluted share in the third quarter of fiscal 2004. For the nine months ended March 31, 2005, the Company reported net income of $1.47 per diluted share compared to a $0.94 for the nine months ended March 31, 2004. The third quarter and year-to-date results include a federal tax benefit related to the Mack Printing Company transaction of approximately $5.0 million, or $0.54 and $0.53 per share for the three and nine months ended March 31, 2005, respectively; and a loss from discontinued operations of approximately $1.5 million, or $0.16 per share for both the three and nine-month periods ended March 31, 2005. The results for the first nine months of fiscal 2005 include a $1.0 million, or $0.07 per share net of taxes, insurance recovery related to a previously disclosed employee fraud in the Publisher Services segment recorded in the first quarter. In connection with expenses associated with the Mack Printing Company transaction that occurred this quarter, the Company recorded approximately $0.3 million, or $0.02 per share net of taxes, in restructuring and other charges for the three months ended March 31, 2005.

EBITDA

EBITDA for the three-months ended March 31, 2005 was $14.2 million compared to $14.1 million in the comparable period of the prior year. For the nine months ended March 31, 2005, EBITDA was $40.8 million compared to $39.8 million for the nine months ended March 31, 2004. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization, and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, debt refinancing expenses, and the impact of restructuring and other charges from the computation of EBITDA. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year over year EBITDA, the following reconciliation is provided:

	Three months ended March 31,
(Dollars in thousands)	2005	% Net Sales	2004	% Net Sales
Net income, as reported	$7,134	6.3%	$3,536	3.1%
Discontinued operations	1,478	1.3	—	—
Income tax (benefit) expense	(3,036)	(2.7)	1,704	1.5
Interest	3,239	2.9	3,649	3.2
Securitization costs	—	—	41	—
Depreciation	4,885	4.3	4,857	4.3
Amortization	168	0.1	163	0.2
Restructuring and other charges	321	0.3	120	0.1

EBITDA	$14,189	12.5%	$14,070	12.4%

	Nine months ended March 31,
(Dollars in thousands)	2005	% Net Sales	2004	% Net Sales
Net income, as reported	$13,784	4.2%	$8,706	2.6%
Discontinued operations	1,478	0.5	—	—
Income tax expense	768	0.2	4,965	1.5
Interest	9,616	3.0	10,700	3.2
Securitization costs	—	—	296	0.1
Depreciation	14,369	4.4	14,446	4.3
Amortization	495	0.2	490	0.1
Restructuring and other charges	321	0.1	221	0.1

EBITDA	$40,831	12.6%	$39,824	11.9%

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report the following non-GAAP financial measures: (1) “operating income” adjusted to exclude restructuring and other charges of $0.3 million for the three months ended March 31, 2005, and $0.1 million for the three months ended March 31, 2004, and (2) “EBITDA” and “EBITDA as a percentage of net sales.” The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization, and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, debt refinancing expenses, and the impact of restructuring and other charges from the computation of EBITDA. For these non-GAAP financial measures, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, (1) the exclusion of restructuring and other charges permits comparisons of results for on-going business operations under the current operating structure, and (2) EBITDA and EBITDA as a percentage of net sales are useful measures of operating performance before the impact of investing and financing transactions, providing meaningful comparisons between companies’ earnings power and consistent period-over-period comparisons of the Company’s performance. In addition, the Company uses these non-GAAP financial measures internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to repay outstanding liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the first nine months of fiscal 2005 totaled $22.8 million compared to $20.7 million in fiscal 2004. This $2.1 million increase was primarily attributable to increased earnings, partially offset by certain working capital changes.

Investing Activities

Net cash used in investing activities was $8.7 million for the first nine months of fiscal 2005 compared to $9.2 million in the same period of the prior year. Capital expenditures for the first nine months of fiscal 2005 totaled $8.5 million compared to $10.0 million for the corresponding period of the prior year, and included investments primarily in machinery for Specialty Publications and Specialty Packaging. The prior year period included investments primarily in new business and manufacturing systems, digital prepress equipment and building and equipment improvements. The Company estimates that total capital expenditures for fiscal 2005 will be approximately $12.0 to $14.0 million.

Financing Activities

Net cash used in financing activities was $14.8 million for the first nine months of fiscal 2005. For the nine months ended March 31, 2005, a decrease in total debt by $12.3 million due to lower capital spending and continued focus on working capital initiatives, $1.7 million in dividend payments, and a $3.1 million retirement of common and restricted stock, was partially offset by $2.3 million in proceeds from the exercise of stock options.

Net cash used in financing activities was $10.6 million for the first nine months of fiscal 2004. On January 28, 2004, the Company terminated its accounts receivable securitization program concurrently with the refinancing of its senior bank credit facility, resulting in an increase in borrowing under the senior bank credit facility to repurchase receivables previously sold. The Company also funded $1.4 million in dividend payments and received $0.7 million in proceeds from the exercise of stock options.

At March 31, 2005, there were $30.5 million in borrowings outstanding under the $100 million senior bank credit facility and $2.3 million of standby letters of credit outstanding against which no claims had been made. Therefore, the Company had approximately $67.2 million in available borrowings at March 31, 2005. The senior bank credit facility expires on January 28, 2008. See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion.

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

Off Balance Sheet Items

As of March 31, 2005, there have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in the Company’s Report on Form 10-K for the fiscal year ended June 30, 2004, except for the lease guaranty on real estate obligations as disclosed in Note 3 of Notes to Condensed Consolidated Financial Statements.

Obligations and Commitments

As of March 31, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Report on Form 10-K for the fiscal year ended June 30, 2004.

Statements contained in this report relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s expectations include but are not limited to: (1) the overall economic environment, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) our ability to develop and market new capabilities and services to take advantage of technology changes in the publishing process, especially for scientific, technical and medical journals, (4) our ability to grow revenue and market share in the educational market, (5) significant price pressure in the markets in which we compete, (6) the loss of significant customers or the decrease in demand from customers, (7) our ability to continue to obtain improved efficiencies and lower production costs, (8) the financial condition and ability to pay of certain customers, (9) our ability to continue to negotiate new labor contracts at our U.S.-based manufacturing facilities, (10) our ability to operate effectively in markets outside of North America, and (11) our ability to realize the tax benefits associated with certain transactions. Other risk factors are detailed from time to time in our other Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2004. Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 8 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” in this Report on Form 10-Q for the quarterly period ended March 31, 2005, and is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to the Company’s repurchases of its common stock during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1-31, 2005	7,500	$13.94	7,500	839,824
February 1-28, 2005	1,200	$13.18	1,200	838,624
March 1-31, 2005	54,077	$14.22	54,077	784,547

Total	62,777		62,777	784,547

(1)	On August 19, 2004, the Board of Directors authorized the Company to repurchase up to 1.0 million shares of its common stock on the open market or in privately negotiated transactions. The repurchases are intended to reduce possible dilution in connection with the exercise of stock option grants. The share repurchase authorization has no stated expiration date and may be discontinued or suspended at any time or from time to time by the Board of Directors without prior notice.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Cadmus Communications Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954)).

3.2	Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954)).

4.9.1	First Supplemental Indenture dated March 1, 2005, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, each of the Guarantors (as defined therein) and Wachovia Bank, National Association, as trustee.

10.41.3	Third Amendment dated February 28, 2005 to Second Amended and Restated Credit Agreement dated January 28, 2004, among Cadmus Communications Corporation, the lenders and guarantors party thereto, and Wachovia Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and BNP Paribas, ING Capital LLC, and The Royal Bank of Scotland PLC, as Co-Documentation Agents.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date:	May 12, 2005

/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer
(principal executive officer)

Date:	May 12, 2005

/s/ Paul K. Suijk
Paul K. Suijk
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)