Form 10-K
period 2005-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2005-09-22
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2004, was approximately $72,993,000, based on the closing sale price on that date.

As of September 1, 2005, 9,228,670 shares of registrant’s common stock were outstanding.

Document Incorporated by Reference:

Portions of the registrant’s 2005 Proxy Statement for the Annual Meeting of Shareholders to be held on November 9, 2005 are incorporated by reference in Part III of this report.

PART I

ITEM 1. BUSINESS

Introduction

Headquartered in Richmond, Virginia, Cadmus Communications Corporation (together with its subsidiaries, the “Company” or “Cadmus”) provides end-to-end integrated graphic communications services to professional publishers, not-for-profit societies, and corporations. Cadmus is the world’s largest provider of content management and production services to scientific, technical and medical (“STM”) journal publishers, the fifth largest periodicals printer in North America, and a leading provider of specialty packaging and promotional printing services.

Cadmus is incorporated in Virginia and was formed in 1984 through the merger of The William Byrd Press, Incorporated, a leading regional publications printer in Virginia, and Washburn Graphics, Inc., a graphic arts firm based in North Carolina. Since the merger, Cadmus has grown through enhancement of existing products, internal development of new products, and acquisitions. The Company’s principal executive offices are located at 1801 Bayberry Court, Suite 200, Richmond, Virginia 23226, and its telephone number is (804) 287-5680. The Company’s internet address is http://www.cadmus.com. Unless the context otherwise requires, references herein to Cadmus or the Company shall refer to Cadmus Communications Corporation and its consolidated subsidiaries.

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

In fiscal 2005, the Company initiated a comprehensive equipment upgrade plan to its Publisher Services print platform and Specialty Packaging capabilities. The plan is designed to permit the Company to continue to grow its position in its target publishing markets, to sustain the impressive growth generated in its Specialty Packaging business unit, to retire older and less efficient press equipment, and to more aggressively rationalize capacity across its manufacturing platform. In connection with this equipment upgrade plan, the Company will be expanding and renovating several of its facilities to accommodate new equipment, to permit improved work flows, and to facilitate the rationalization of similar work currently performed at multiple sites. The Company has ordered substantially all of the equipment in connection with this plan and will soon commence building renovations and site preparation. It is expected that the equipment upgrades and the expansion of facilities will be substantially complete in fiscal 2006.

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

Publisher Services

The Publisher Services segment provides a full range of customized content processing, production and distribution services for the STM, educational and special interest magazine markets. The majority of Cadmus’ net sales are derived from the STM market, where the Company typically enters into multi-year service contracts providing a high degree of revenue predictability. The Company has also developed content processing and content management technologies that have greatly expanded its capabilities and resulted in new service offerings, and has continued to invest in opportunities in the educational market and in certain proprietary technology products known as Emerging Solutions, which include ArticleWorks™, KnowledgeWorks™, MediaWorks™, 3Path™, and dPub™. These market-focused solutions are designed to automate and accelerate the content processing function, increase the usefulness of customers’ content, improve cost efficiency, generate incremental revenue opportunities and safeguard the value of customers’ content by limiting unauthorized access. The Publisher Services segment generated approximately 82% of the Company’s net sales in fiscal 2005.

Specialty Packaging

The Company’s Specialty Packaging segment has achieved greatly improved financial performance in recent years as a result of focusing on growth markets that benefit from the customized package design services the Company offers, particularly in the healthcare, consumer products and telecommunications markets. The Company’s U.S. packaging facility is both ISO-9001:2000 registered and has passed customer cGMP compliance audits as evidence of the high level of quality delivered to our customers. The Specialty Packaging segment has also differentiated itself by developing a proprietary network of offshore production affiliates, known as Global Packaging Solutions, and by linking those operations and its customers via a proprietary inventory management and fulfillment system. The Specialty Packaging segment generated approximately 18% of the Company’s net sales in fiscal 2005.

Seasonal Fluctuations

Seasonal fluctuations occur in the overall demand for the Company’s services. Services associated with both periodicals for the educational and scholarly market and promotional materials tend to decline in the summer months. Consumer publications tend to peak before Christmas and before Easter. Specialty packaging tends to increase prior to the Christmas shopping season and decline during the summer months. All of these factors combine to give Cadmus a seasonal pattern with the months of October through June typically being stronger than the months of July through September.

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers. No single customer accounted for 10% or more of the Company’s total consolidated net sales, excluding shipping and handling fees, in fiscal 2005.

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

The Company uses a variety of other raw materials including ink, offset plates, chemicals and solvents, glue, wire, and subcontracted components. In general, the Company has not experienced any significant difficulty in obtaining raw materials.

Competition

Cadmus competes with a large number of companies, some of which have greater resources and capacity. In recent years, there has been excess capacity in the printing industry that has increased competition. Rapid technological changes as well as a more global marketplace, both in terms of supply and demand, have also brought new competitors to the marketplace. The markets served by Cadmus face competition based on a combination of factors including quality, service levels, and price. To lessen exposure to larger competitors with greater resources, Cadmus focuses generally on specialized markets with small- to medium-sized print run requirements where the Company can achieve market differentiation and gain competitive advantages through knowledge of the market and the ability to offer high quality solutions to customers.

Employees

Cadmus employs approximately 3,000 associates, including approximately 300 associates in its India joint venture operations. Approximately 15% of its associates are currently covered by collective bargaining agreements. Cadmus believes its relationship with its associates is good. In addition, the Company believes that no single collective bargaining agreement is material to the operations taken as a whole.

Regulation

Cadmus’ operations are subject to federal, state and local environmental laws and regulations relating to, among other things: air emissions; waste generation, handling, management and disposal; wastewater treatment and discharge; and remediation of soil and groundwater contamination. Cadmus believes that it is in substantial compliance with environmental laws and regulations.

Certain Financial Information

Information with respect to Cadmus’ net sales, operating profits, and financial condition for each of its past five years appears in the “Selected Financial Data” in Item 6 of this report. For financial information about Cadmus’ operating segments, see Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

Available Information and Website

Cadmus’ internet address is http://www.cadmus.com. Cadmus makes available free of charge through its website its Securities and Exchange Commission (“SEC”) filings, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC. Cadmus’ SEC filings can be accessed through the “Investors – SEC Docs” section of its website.

ITEM 2. PROPERTIES

The Company considers all of its properties and the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present needs. The Company may expand as necessary for the continued development of its operations. The Company maintains approximately 1,508,000 square feet of production space consisting of manufacturing and publication services and approximately 330,000 square feet of warehouse space. The Company owns approximately 64% of the square footage it uses. The following table contains information regarding the Company’s primary facilities as of June 30, 2005.

Location	Primary Use	Owned/ Leased	Size (sq. ft.)
Publisher Services
Baltimore, MD	Manufacturing, Printing	Leased	176,000
Baltimore, MD	Warehouse, Distribution	Leased	42,000
Linthicum, MD	Content Management, Editorial Services	Leased	52,000
Easton, MD	Manufacturing, Printing	Owned	194,000
Hurlock, MD	Backcopy Warehouse, Fulfillment	Leased	200,000
Easton, PA	Manufacturing, Printing, Warehouse, Office	Owned	254,000
Ephrata, PA	Content Management, Manufacturing, Printing	Owned	152,000
Lancaster, PA	Manufacturing/Printing	Owned	168,000
Richmond, VA	Manufacturing/Printing	Owned	239,000
Richmond, VA	Content Management/Editorial Services	Owned	15,000
Mumbai, India	Content Management/Editorial Services	Leased	15,000
Chennai, India	Content Management/Editorial Services	Leased	29,000

Specialty Packaging
Charlotte, NC	Manufacturing/Printing	Owned	177,000
Charlotte, NC	Office, Warehouse, Fulfillment	Leased	88,000
San Cristobal, Dominican Republic	Manufacturing/Printing	Leased	37,000

Corporate
Richmond, VA	Corporate Office	Leased	24,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Cadmus are elected by the Board of Directors (“Board”) of the Company to serve one-year terms. The following table contains information about the executive officers of Cadmus:

Name (Age)	Position and Length of Service	Other Business Experience During Past Five Years
Bruce V. Thomas (49)	President and Chief Executive Officer, Cadmus, July 2000-present.	Senior Vice President and Chief Operating Officer, Cadmus, 1999-2000.

Paul K. Suijk (48)	Senior Vice President and Chief Financial Officer, Cadmus, January 2003-present.	Senior Vice President and Chief Financial Officer, Comdial Corporation, 2000-2002.

Lisa S. Licata (44)	Senior Vice President, Human Resources, and Corporate Secretary, Cadmus, May 2002-present.	Partner, Troutman Sanders LLP, 1999-2002. Principal, mV-10, LLC, 1999-2002.

Wayne B. Luck (49)	Senior Vice President and Chief Information Officer, Cadmus, July 2000-present.	Vice President, eBusiness, Owens and Minor Co., Inc., 1998-2000.

Christopher T. Schools (38)	Vice President and Treasurer, Cadmus, February 2002-present.	Assistant Treasurer, Cadmus, 2000-2002. Director of Treasury Services, Cadmus, 1999-2000.

Bruce G. Willis (44)	Vice President, Shared Services and Business Systems, Cadmus, January 2003-present.	Vice President and Controller, Cadmus, 1999-July 2001 and September 2001-2003. Interim Chief Financial Officer, Cadmus, July 2001-September 2001.

Stephen E. Hare (52)	Executive Vice President and President, Publisher Services Group, Cadmus, January 2003-present.	Executive Vice President, Chief Financial Officer, Cadmus, September 2001-2003. Executive Vice President, Chief Financial Officer and Director, AMF Bowling Worldwide, Inc., 1996-September 2001. (1)

Gerard P. Lux, Jr. (47)	President, Cadmus Specialty Packaging, Cadmus, May 2000-present.	President, Specialty Packaging/Promotional Printing, Cadmus, 1997-2000.

(1)	On July 2, 2001, AMF Bowling Worldwide, Inc. and its U.S. subsidiaries (AMF) filed voluntary petitions for reorganization under Chapter 11, Title 11 of the United States Code (the Bankruptcy Code). AMF remained in possession of its assets, and managed and operated its businesses as debtor-in-possession under the Bankruptcy Code. Effective March 8, 2002, AMF successfully consummated its plan of reorganization and completed its Chapter 11 reorganization proceeding.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Statements in this annual report on Form 10-K relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s expectations include but are not limited to: (1) the overall economic environment, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) our ability to develop and market new capabilities and services to take advantage of technology changes in the publishing process, especially for scientific, technical and medical journals, (4) our ability to grow revenue and market share in the educational market, (5) significant price pressure in the markets in which we compete, (6) the loss of significant customers or the decrease in demand from customers, (7) our ability to continue to obtain improved efficiencies and lower production costs, (8) the financial condition and ability to pay of certain customers, (9) our ability to implement and realize the expected benefits associated with our equipment upgrade program, including our ability to successfully complete certain consolidation initiatives and effect other restructuring actions, (10) our ability to operate effectively in markets outside of North America, and (11) our ability to realize the tax benefits associated with certain transactions. Other risk factors are detailed from time to time in our other Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Cadmus common stock is traded in the over-the-counter market and is quoted through the NASDAQ National Market System under the symbol “CDMS.” Information with respect to quarterly stock prices is incorporated by reference to the Selected Quarterly Data on page 56 of this report.

As of September 1 2005, there were 9,228,670 shares of Cadmus common stock issued and outstanding, held by approximately 2,500 shareholders, including registered shareholders, participants in the Company’s Thrift Savings Plans and Non-Qualified Savings Plan and street name holders.

On August 10, 2005, Cadmus declared a regular quarterly cash dividend of $0.0625 per share to shareholders of record as of August 22, 2005. Additional information with respect to dividends declared is incorporated by reference to the Selected Quarterly Data on page 56 of this report.

The amount of any future dividends will depend on general business conditions encountered by Cadmus, as well as the financial condition, earnings and capital requirements of Cadmus, limitations from financial covenants and such other factors as the Board of Directors may deem relevant. For additional information regarding restrictions on payment of dividends, see Note 9 to the Notes to Consolidated Financial Statements included in this report in Item 8.

The table below sets forth information with respect to the Company’s repurchases of its common stock during the fourth quarter of fiscal 2005.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1– 30, 2005	11,996		$14.66	11,996	772,551
May 1 – 31, 2005	35,045	(2)	$15.08	30,914	741,637
June 1– 30, 2005	2,000		$15.85	2,000	739,637

Total	49,041			44,910	739,637

(1)	On August 19, 2004, the Board of Directors authorized the Company to repurchase up to 1.0 million shares of its common stock on the open market or in privately negotiated transactions. The repurchases are intended to reduce possible dilution in connection with the exercise of stock option grants. The share repurchase authorization has no stated expiration date and may be discontinued or suspended at any time or from time to time by the Board of Directors without prior notice.
(2)	The Company repurchased 4,131 shares of its common stock from employees as payment of withholding taxes due in connection with the vesting of restricted stock awards.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

The following data should be read in conjunction with the consolidated financial statements of the Company and Management’s Discussion and Analysis that appear elsewhere in this report.

(Dollars in thousands, except per share data)	Years Ended June 30
	2005	2004	2003	2002		2001
OPERATING DATA
Net sales	$436,436	$445,425	$446,919	$447,279		$526,290
Cost of sales	358,860	363,641	362,801	365,873		433,071
Selling and administrative expenses	43,256	47,479	51,443	54,029		58,142
Restructuring and other charges	5,219	410	12,015	—		19,905
Other income	(1,000)	—	—	—		—

Operating income	30,101	33,895	20,660	27,377		15,172
Interest expense and securitization costs	12,869	14,488	15,236	17,203		22,414
Debt refinancing costs	—	8,275	—	—		—
Other, net	122	356	347	292		(65)

Income (loss) from continuing operations before income taxes	17,110	10,776	5,077	9,882		(7,177)
Income tax expense (benefit)	1,232	4,124	2,410	4,891		(687)

Income (loss) from continuing operations	15,878	6,652	2,667	4,991		(6,490)
Loss from discontinued operations, net of taxes	(887)	—	—	(1,236	) (1)	—
Cumulative effect of change in accounting principle	—	—	(56,301)	—		—

Net income (loss)	$14,991	$6,652	$(53,634)	$3,755		$(6,490)

PER SHARE DATA(2)
Income (loss) from continuing operations	$1.70	$0.72	$0.30	$0.55		$(0.73)
Net income (loss)	1.60	0.72	(5.94)	0.41		(0.73)
Cash dividends	0.25	0.20	0.20	0.20		0.20
FINANCIAL POSITION
Goodwill and other intangibles, net	$113,278	$113,827	$114,755	$167,788		$172,436
Total assets	320,675	315,750	304,926	369,595		397,428
Total debt	158,363	167,561	146,805	157,246		182,987
Total shareholders’ equity	54,860	51,261	32,408	111,514		109,558
Total capital	213,223	218,822	179,213	268,760		292,545
SELECTED RATIOS
Operating income margin	6.9%	7.6%	4.6%	6.1%		2.9%
Effective tax rate	7.2%	38.3%	47.5%	49.5%		9.6%
OTHER DATA
Weighted-average common shares outstanding (2)	9,345	9,251	9,028	9,049		8,938
Shares outstanding at fiscal year end	9,190	9,154	9,050	8,992		8,938
Stock market price data:
High	$18.200	$15.859	$11.970	$14.640		$12.300
Low	12.000	8.880	7.040	6.750		5.500
Close (at fiscal year end)	18.000	14.750	8.890	11.220		11.110
Number of associates (approximate)	3,000 (3)	3,000 (3)	2,800	3,000		3,400

(1)	The Company did not reclassify the results of the Creative Marketing division as a discontinued operation in prior years because the changes that would result from a reclassification would not be material to the consolidated financial statements for those years.
(2)	Assumes dilution.
(3)	Includes approximately 300 and 200 employees associated with the Company’s joint venture operations in India as of June 30, 2005 and 2004, respectively.

SELECTED FINANCIAL DATA – Reconciliation of GAAP to Non-GAAP Measures

The following data should be read in conjunction with the consolidated financial statements of the Company and Management’s Discussion and Analysis that appear elsewhere in this report. In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included certain non-GAAP financial measures to provide information to assist investors in understanding the underlying operational performance of the Company. Refer to the Use of GAAP and Non-GAAP Measures section in Management’s Discussion and Analysis for additional information on these measures.

(Dollars in thousands, except per share data)	Years Ended June 30
	2005	2004	2003	2002	2001
SELECTED NON-GAAP MEASURES
Operating income, as reported	$30,101	$33,895	$20,660	$27,377	$15,172
Amortization(1)	—	—	—	4,724	5,060
Restructuring and other charges	5,219	410	12,015	—	19,905

Operating income, as adjusted	$35,320	$34,305	$32,675	$32,101	$40,137

Income (loss) from continuing operations, as reported	$15,878	$6,652	$2,667	$4,991	$(6,490)
Income tax expense (benefit)	1,232	4,124	2,410	4,891	(687)
Amortization(1)	—	—	—	4,724	5,060
Debt refinancing costs	—	8,275	—	—	—
Restructuring and other charges	5,219	410	12,015	—	19,905

Income from continuing operations before income taxes, as adjusted	22,329	19,461	17,092	14,606	17,788
Income tax expense, as adjusted	8,127	7,077	6,495	4,891	5,753

Income from continuing operations, as adjusted	$14,202	$12,384	$10,597	$9,715	$12,035

Net income (loss), as reported	$14,991	$6,652	$(53,634)	$3,755	$(6,490)
Cumulative effect of change in accounting principle	—	—	56,301	—	—
Discontinued operations, net of taxes	887	—	—	1,236	—
Income tax expense (benefit)	1,232	4,124	2,410	4,891	(687)
Interest	12,869	14,192	14,602	16,093	19,666
Securitization costs	—	296	634	1,110	2,748
Depreciation	19,196	19,255	19,325	20,399	21,069
Amortization(1)	673	654	—	4,724	5,060
Debt refinancing costs	—	8,275	—	—	—
Restructuring and other charges	5,219	410	12,015	—	19,905

EBITDA(2)	$55,067	$53,858	$51,653	$52,208	$61,271

PER SHARE DATA(3)
Net income (loss), as reported	$1.60	$0.72	$(5.94)	$0.41	$(0.73)
Cumulative effect of change in accounting principle	—	—	6.24	—	—
Discontinued operations, net of taxes	0.10	—	—	0.14	—
Amortization(1)	—	—	—	0.52	0.57
Debt refinancing costs, net of taxes	—	0.59	—	—	—
Restructuring and other charges, net of taxes	0.36	0.03	0.87	—	1.51
Mack benefit	(0.54)	—	—	—	—

Income, as adjusted	$1.52	$1.34	$1.17	$1.07	$1.35

SELECTED RATIOS
Operating income margin, as reported	6.9%	7.6%	4.6%	6.1%	2.9%
Amortization(1)	—	—	—	1.1	0.9
Restructuring and other charges	1.2	0.1	2.7	—	3.8

Operating income margin, as adjusted	8.1%	7.7%	7.3%	7.2%	7.6%

Net income (loss) margin, as reported	3.4%	1.5%	(12.0)%	0.8%	(1.2)%
Cumulative effect of change in accounting principle	—	—	12.6	—	—
Discontinued operations, net of taxes	0.2	—	—	0.3	—
Income tax expense (benefit)	0.3	0.9	0.5	1.1	(0.1)
Interest	2.9	3.2	3.3	3.6	3.7
Securitization costs	—	0.1	0.1	0.2	0.5
Depreciation	4.4	4.3	4.4	4.6	4.0
Amortization(1)	0.2	0.1	—	1.1	0.9
Debt refinancing costs	—	1.9	—	—	—
Restructuring and other charges	1.2	0.1	2.7	—	3.8

EBITDA(2) margin	12.6%	12.1%	11.6%	11.7%	11.6%

(1)	In order to provide consistent comparisons, goodwill amortization expense is excluded from operating results in fiscal years 2002 and 2001 and is not recorded in fiscal 2003 upon adoption of SFAS No. 142. Fiscal 2005, 2004 and 2003 amortization expense relates to other amortizable intangibles.
(2)	Earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, debt refinancing costs, and the impact of restructuring and other charges from the computation of EBITDA.
(3)	Per share data assumes dilution.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) discusses the results of operations and general financial condition of Cadmus. MD&A should be read in conjunction with the Consolidated Financial Statements included in this report in Item 8.

GENERAL

Headquartered in Richmond, Virginia, Cadmus Communications Corporation (together with its subsidiaries “Cadmus” or the “Company”) is a leading provider of end-to-end, integrated graphic communications and content processing services to professional publishers, not-for-profit societies and corporations. Cadmus provides a wide range of technology-enabled content management, composition, editorial, prepress, printing, article reprints, digital rights management, and fulfillment and distribution services. Cadmus is the world’s largest provider of content processing and production services to scientific, technical and medical (“STM”) journal publishers, the fifth largest periodicals printer in North America, and a leading provider of specialty packaging and promotional printing services.

ORGANIZATIONAL STRUCTURE

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

EXECUTIVE SUMMARY

The Company focuses primarily on niche markets where it sees underlying demand strength, a willingness on the part of customers to outsource non-core activities, and relatively few large and well-positioned competitors. More specifically, the Company has focused on providing outsourced publisher services (both content processing and printing) for the scholarly publishing, educational and other markets. The Company has a leading position in the STM market and delivers customized content processing services using state-of-the-art technologies, in addition to traditional print services. The Company has continued to invest in opportunities in the educational market and in certain proprietary technology products known as Emerging Solutions, which include ArticleWorks™, KnowledgeWorks™, MediaWorks™, 3Path™, and dPub™.

The Company’s Specialty Packaging segment has achieved strong growth and greatly improved financial performance in recent years as a result of focusing on growth markets that benefit from the customized package design services the Company offers, particularly in the healthcare, consumer products and telecommunications markets. The Company’s U.S. packaging facility is both ISO-9001:2000 registered and has passed customer cGMP compliance audits as evidence of the high level of quality delivered to our customers. The Specialty Packaging segment has also differentiated itself by developing a proprietary network of offshore production affiliates, known as Global Packaging Solutions, and by linking those operations and its customers via a proprietary inventory management and fulfillment system.

The focus on more stable niche markets and on providing more and profitable services to those markets, when combined with the strong growth and improved profitability of the Specialty Packaging segment, has permitted the Company to achieve more stable operating results and reduce leverage in a challenging economic and industry environment.

In June 2005, the Company initiated a comprehensive equipment upgrade plan to its Publisher Services print platform and Specialty Packaging capabilities. The plan is designed to continue to grow the Company’s position in its target publishing markets, to sustain the impressive growth generated in its Specialty Packaging segment, to retire older and less efficient press equipment, and to more aggressively rationalize capacity across its manufacturing platform. In connection with this equipment upgrade plan, the Company will be expanding and renovating several of its facilities to accommodate new equipment, to permit improved work flows, and to facilitate the rationalization of similar work currently performed at multiple sites. The Company has ordered substantially all of the equipment in connection with this plan and will soon be commencing building renovations and site preparation. It is expected that the equipment upgrades and the expansion of facilities will be substantially complete in fiscal 2006.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company considers the following accounting policies to be critical policies which involve various estimation processes:

•	Allowance for doubtful accounts

•	Valuation of intangible assets and goodwill

•	Pension and other post retirement benefits

•	Income taxes

•	Self-insurance reserves

Allowance for doubtful accounts. Cadmus’ policy with respect to its trade receivable is to maintain an adequate allowance for doubtful accounts for estimated losses from the inability of customers to make required payments. The Company’s process to estimate the collectibility of its trade accounts receivable balances consists of two steps. First, the Company evaluates specific accounts for which it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy). In these cases, the Company uses its judgment, based on available facts and circumstances, and records a specific allowance for that customer against the receivable to reflect the amount it expects to ultimately collect. Second, the Company establishes an additional reserve for all customers based on a range of percentages applied to aging categories, based on management’s best estimate. The Company periodically evaluates the adequacy of its reserves based on the available facts and circumstances at the time. If the financial condition of Cadmus’ customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances could be required.

Valuation of intangible assets and goodwill. Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and to perform annual impairment tests. In completing the transitional impairment test required by SFAS No. 142, the Company tested the net goodwill balances attributable to each of its reporting units for indications of impairment by comparing the fair value of each reporting unit to its carrying value. Fair value was determined using discounted cash flow estimates for each reporting unit in accordance with the provisions of SFAS No. 142. The preparation of such discounted cash flow estimates requires significant management judgment with respect to operating profit, growth rates, appropriate discount rates and residual values. Based on the initial impairment test as of July 1, 2002, the Company determined that goodwill related to its Specialty Publications division within the Publisher Services segment was impaired. The Specialty Publications division primarily served customers in the special interest magazine market, which had been negatively impacted by the significant downturn in advertising spending (as a result of cost reduction initiatives undertaken by advertisers) resulting in fewer page counts and correspondingly lower net sales. In addition, due to excess capacity in the magazine printing industry, volume and pricing pressures also resulted in lower operating profits and cash flows. As a result, the discounted cash flow analysis for the Specialty Publications division produced a value that was lower than carrying value. Accordingly, the Company recorded an impairment charge of $56.3 million representing the entire balance of goodwill for this division in the first quarter of fiscal 2003. This charge is reflected as a cumulative effect of change in accounting principle in the Company’s Consolidated Statements of Operations.

The Company has completed annual impairment tests as of April 1 of each year since the adoption of SFAS No. 142. The tests were conducted in a manner consistent with the Company’s initial impairment test. As a result of those annual impairment tests, there were no indications of impairment, and no adjustments to the carrying amount of goodwill were required. The total balance of goodwill as of June 30, 2005 and 2004 relates to the Company’s Publisher Services segment.

Pension and other post retirement benefits. The Company sponsors certain pension and other post retirement plans covering associates who meet eligibility requirements. Several factors are used to calculate the expense and liability related to the plans. These factors include assumptions determined by the Company about the discount rate, expected return on plan assets, and rate of future compensation increases. In addition, the Company’s actuarial consultants use subjective factors such as withdrawal and mortality rates to estimate the impact of these trends on expense and liability amounts. The economic and actuarial assumptions used by the Company may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While the Company believes its assumptions are appropriate, significant differences in actual experience or significant changes in the Company’s assumptions may materially affect its pension and other post retirement obligations and its future expense.

In fiscal 2003, the Company’s board of directors voted to freeze the Cadmus Pension Plan to mitigate the volatility in pension expense and required cash contributions expected in future years. The Company recorded a $0.7 million pension curtailment loss in fiscal 2003 related to these actions. The curtailment loss is included in restructuring and other charges in the Consolidated Statements of Operations. Also in fiscal 2003, the Company recorded an additional minimum pension liability in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” totaling $36.2 million ($23.8 million net of taxes) upon completion of its annual pension valuations. The adjustment to the additional minimum pension liability was included in accumulated other comprehensive loss as a direct charge to shareholders’ equity, net of related taxes.

During fiscal 2004, equity markets began to recover, resulting in an increase in the fair value of the Cadmus Pension Plan’s assets. The Company also made a cash contribution of $7.8 million to the Cadmus Pension Plan in the first quarter of fiscal 2004. As a result of these events, the Company recorded a reduction of its minimum pension liability in fiscal 2004 in accordance with SFAS No. 87 totaling $19.4 million ($12.7 million net of taxes) upon completion of its annual pension valuations. The adjustment to the additional minimum pension liability was included in accumulated other comprehensive loss as a direct increase to shareholders’ equity, net of related tax effects.

In fiscal 2005, upon completion of its annual pension valuations the Company recorded an additional minimum pension liability in accordance with SFAS No. 87 totaling $12.7 million ($8.4 million net of taxes). The adjustment to the additional minimum pension liability was included in accumulated other comprehensive loss as a direct charge to shareholders’ equity, net of related taxes.

The Company’s contributions to its defined benefit pension plans totaled $1.3 million, $9.0 million, and $5.6 million in fiscal 2005, 2004, and 2003, respectively. The Company does not anticipate having to contribute to its primary defined benefit pension plan in fiscal 2006, but does expect to contribute approximately $1.1 million to its other defined benefit pension plans in fiscal 2006.

For the Company’s primary defined benefit plan, a one percentage-point change in the long-term rate of return on plan assets would have the following impact on fiscal 2006 pension expense and accumulated benefit obligation, respectively:

	1-Percentage Point
(In thousands)	Increase	Decrease
Effect on 2006 pension expense	$(968)	$968
Effect on accumulated benefit obligation	—	—

For the Company’s primary defined benefit plan, a one percentage-point change in the discount rate would have the following impact on fiscal 2006 pension expense and accumulated benefit obligation, respectively:

	1-Percentage Point
(In thousands)	Increase	Decrease
Effect on 2006 pension expense	$(953)	$1,102
Effect on accumulated benefit obligation	(15,881)	19,771

Changes in the discount rate noted above also impact unrecognized losses, another component of pension expense. As a result, a one-percentage point increase or decrease in the discount rate will not have a correspondingly equal impact on overall pension expense.

Income taxes. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which the Company operates. In addition to estimating the actual current tax liability, the Company must assess future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the Company’s Consolidated Balance Sheets, and operating loss carryforwards. Such differences result in deferred tax assets and liabilities, which are recorded in the Company’s Consolidated Balance Sheets. Management then assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent recovery is not considered likely, establishes a valuation allowance against those assets. The valuation allowance is based on estimates of future taxable income by jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable. Judgment is involved in determining the provision for income taxes, the deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company files income tax returns with various state tax jurisdictions in addition to the Internal Revenue Service and is sometimes audited by both federal and state tax agencies. From time to time, those audits may result in proposed adjustments. The Company has considered these potential adjustments and does not anticipate any material impact on its earnings as a result of the various audits.

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

Self-insurance reserves. The Company is self-insured for both medical and workers’ compensation claims. The Company engages third party firms to provide claims processing for its medical and workers’ compensation claims, and to calculate ultimate loss projections relative to its workers’ compensation claims. The Company records its reserves for medical and workers’ compensation claims based on the information supplied by the third party firms. The Company’s policy is to adjust its workers’ compensation reserve based on an analysis of individual claims at each reporting date, with considerations of stop loss insurance provisions for both aggregate claim years and individual claims. The Company maintains a medical reserve for claims incurred but not reported based on its best estimate of its ultimate cost of settling all claims incurred as of the reporting date. Actual claims expense, as well as changes in the healthcare cost trends, could result in the Company’s eventual cost differing from the estimate.

SIGNIFICANT TRANSACTIONS

Restructuring and Other Expenses

In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment upgrade plan to its Publisher Services print platform and Specialty Packaging capabilities. This program is designed to rationalize capacity across the Company’s manufacturing platform and reorganize operations at several locations. As a result, certain equipment and related items to be replaced or otherwise disposed of pursuant to this plan were impaired as of June 30, 2005 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The Company recorded a $4.9 million ($3.1 million net of taxes) impairment charge in the fourth quarter of fiscal 2005 related to the Publisher Services segment and classified the charge as restructuring and other charges in the Consolidated Statements of Operations. The assets to be replaced or otherwise disposed of are reported at the lower of carrying value or net realizable value as of June 30, 2005.

Additional restructuring costs associated with this equipment upgrade plan, which will include any costs incurred in connection with capacity rationalization among manufacturing facilities and reductions in personnel, will be incurred in fiscal 2006. These estimated restructuring costs for the Publisher Services segment include: (i) one-time termination benefits in the range of $1.0 million to $1.3 million, (ii) contract termination costs in the range of $0.2 million to $0.4 million, and (iii) costs to consolidate and reorganize facilities in the range of $1.7 million to $2.1 million. All activities in connection with this plan are expected to be completed by the end of the first quarter in fiscal 2007.

Income Taxes

During the third quarter of fiscal 2005, Cadmus executed a transaction (“Mack benefit”) related to one of its subsidiaries, Mack Printing Company. The transaction was an internal restructuring that effectively caused the Mack subsidiary to be liquidated for tax purposes. As a result, the Company recognized a tax benefit of approximately $5.0 million ($6.6 million deferred tax benefit, less $1.6 million valuation allowance) in fiscal 2005. Although the Company believes the actual benefit realized could be significantly larger, it has recorded this amount based on applying reasonable assumptions to the range of possible outcomes in accordance with accounting requirements. The Company is pursuing certain administrative procedures to secure and determine the amount of any such additional benefit.

Debt

On October 18, 2004, the Company completed an exchange offering in which it exchanged $125.0 million of its 8.375% senior subordinated notes due 2014, which were registered effective August 30, 2004 under the Securities Act of 1933, as amended, for the $125.0 million aggregate of 8.375% senior subordinated notes due 2014, which were issued in a private placement on June 15, 2004.

During fiscal 2004, the Company refinanced all of its debt instruments to obtain a lower cost of debt and improved covenant flexibility. As discussed in Note 9 to the Notes to Consolidated Financial Statements, the specific transactions consisted of: (i) refinancing the senior bank credit facility, (ii) terminating the accounts receivable securitization program, (iii) redeeming the outstanding 11.5% subordinated promissory notes, and (iv) refinancing the 9.75% senior subordinated notes.

RESULTS OF OPERATIONS

The following table presents the major components from the Consolidated Statements of Operations as a percent of net sales for fiscal years ended June 30, 2005, 2004, and 2003.

	Years Ended June 30,
(Dollars in millions)	2005		2004		2003
Net sales	$436.4	100.0%	$445.4	100.0%	$446.9	100.0%
Cost of sales	358.9	82.2	363.6	81.6	362.8	81.2
Selling and administrative expenses	43.2	9.9	47.5	10.7	51.4	11.5
Restructuring and other charges	5.2	1.2	0.4	0.1	12.0	2.7
Other income	(1.0)	(0.2)	—	—	—	—

Operating income	30.1	6.9	33.9	7.6	20.7	4.6

Interest expense	12.9	3.0	14.2	3.2	14.6	3.3
Debt refinancing costs	—	—	8.3	1.9	—	—
Securitization costs	—	—	0.3	0.1	0.6	0.1
Other, net	0.1	—	0.3	—	0.4	0.1

Income from continuing operations before income taxes	17.1	3.9	10.8	2.4	5.1	1.1
Income tax expense	1.2	0.3	4.1	0.9	2.4	0.5

Income from continuing operations	15.9	3.6	6.7	1.5	2.7	0.6
Loss from discontinued operations, net of taxes	0.9	0.2	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	(56.3)	(12.6)

Net income (loss)	$15.0	3.4%	$6.7	1.5%	$(53.6)	(12.0)%

Capital expenditures	$12.1	2.8%	$15.1	3.4%	$15.6	3.5%

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included certain non-GAAP financial measures to provide information to assist investors in understanding the underlying operational performance of the Company. Refer to the Use of GAAP and Non-GAAP Measures later in this discussion for additional information on these measures. The following table presents certain non-GAAP measures as a percent of net sales and should be read in conjunction with the consolidated financial statements of the Company.

	Years Ended June 30,
(Dollars in millions)	2005		2004		2003
Operating income, as reported	$30.1	6.9%	$33.9	7.6%	$20.7	4.6%
Restructuring and other charges	5.2	1.2	0.4	0.1	12.0	2.7

Operating income, as adjusted	$35.3	8.1%	$34.3	7.7%	$32.7	7.3%

Income from continuing operations, as reported	$15.9	3.6%	$6.7	1.5%	$2.7	0.6%
Income tax expense	1.2	0.3	4.1	0.9	2.4	0.5
Debt refinancing costs	—	—	8.3	1.9	—	—
Restructuring and other charges	5.2	1.2	0.4	0.1	12.0	2.7

Income from continuing operations before income taxes, as adjusted	22.3	5.1	19.5	4.4	17.1	3.8
Income tax expense, as adjusted	8.1	1.8	7.1	1.6	6.5	1.5

Income from continuing operations, as adjusted	$14.2	3.3%	$12.4	2.8%	$10.6	2.4%

Net income (loss), as reported	$15.0	3.4%	$6.7	1.5%	$(53.6)	(12.0)%
Cumulative effect of change in accounting principle	—	—	—	—	56.3	12.6
Discontinued operations, net of taxes	0.9	0.2	—	—	—	—
Income tax expense	1.2	0.3	4.1	0.9	2.4	0.5
Interest	12.9	2.9	14.2	3.2	14.6	3.3
Securitization costs	—	—	0.3	0.1	0.6	0.1
Depreciation	19.2	4.4	19.3	4.3	19.3	4.4
Amortization	0.7	0.2	0.6	0.1	—	—
Debt refinancing costs	—	—	8.3	1.9	—	—
Restructuring and other charges	5.2	1.2	0.4	0.1	12.0	2.7

EBITDA(1)	$55.1	12.6%	$53.9	12.1%	$51.7	11.6%

(1)	Earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, debt refinancing costs, and the impact of restructuring and other charges from the computation of EBITDA.

Comparison of Fiscal 2005 with Fiscal 2004

Net Sales

Net sales for fiscal 2005 were $436.4 million, compared to $445.4 million in fiscal 2004, a decline of 2.0%. Within the Publisher Services segment, net sales totaled $358.3 million for fiscal 2005, compared to $380.2 million in the prior year, a decline of 5.8%. The decline was a result of (i) lower freight and postage (which are pass through costs for the Company), (ii) continuing pricing pressures from customers going out for bid, and (iii) management’s plan to manage capacity, improve business mix by focusing on education and higher margin customers, and generally drive for higher margins in the special interest magazine market. Net sales for the Specialty Packaging segment were $78.2 million for fiscal 2005, compared to $65.2 million in fiscal 2004, an increase of 19.9%. The increase in net sales for this segment was attributable to the continued benefit from higher overall volume in its Global Packaging Solutions operations, strong new business development success, and growth from existing customers.

Cost of Sales

Cost of sales increased to 82.2% of net sales for fiscal 2005, compared to 81.6% of net sales for fiscal 2004. The percentage increase was primarily due to additional costs and resources associated with the ramp up of services within the Publisher Services segment including educational market initiatives and certain electronic products and solutions for the professional publishing market.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales were 9.9% and 10.7% for the years ended June 30, 2005 and 2004, respectively. The decrease in selling and administrative expenses in fiscal 2005 was primarily attributable to lower payroll costs associated with the reduction in the number of domestic associates, cost savings initiatives in the Company’s medical and workers’ compensation plans, and management’s continued focus on overall cost reduction efforts.

Restructuring and Other Expenses

Restructuring and other expenses were $5.2 million in fiscal 2005 compared to $0.4 million in fiscal 2004. In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment upgrade plan to its Publisher Services print platform and Specialty Packaging capabilities. As a result, certain equipment and related items to be replaced or otherwise disposed of pursuant to this plan were impaired as of June 30, 2005 in accordance with SFAS No. 144. As discussed in Note 6 to the Notes to Consolidated Financial Statements, the Company recorded a $4.9 million impairment charge in the fourth quarter of fiscal 2005 related to the Publisher Services segment and classified the charge as restructuring and other charges in the Consolidated Statements of Operations. Also in fiscal 2005, the Company recorded a $0.3 million charge in restructuring and other charges in connection with expenses associated with the internal restructuring of a subsidiary. Fiscal 2004 restructuring and others charges relate primarily to the closure of the Company’s East Stroudsburg special interest magazine facility.

Operating Income

Operating income for fiscal 2005 was $30.1 million, compared to $33.9 million in fiscal 2004. Publisher Services and Specialty Packaging segment operating income was $35.8 million and $7.4 million in fiscal 2005, respectively, compared to $38.8 million and $4.3 million in fiscal 2004. Specialty Packaging operating income improved due to higher overall volume, improved business mix, and efficiencies derived from new and more efficient technology and workflows. Publisher Services operating income declined due to continued pricing pressures, increased severance costs, and investments made to support educational and Emerging Solutions initiatives. The results for fiscal 2005 included a $1.0 million insurance recovery related to a previously disclosed employee misconduct in the Publisher Services segment. Operating income included $5.2 million and $0.4 million in restructuring and other charges for fiscal 2005 and 2004, respectively. In order to provide consistent comparisons of year-over-year operating results, the following reconciliation is provided:

(Dollars in thousands)	2005	% of Sales	2004	% of Sales
Operating income, as reported	$30,101	6.9%	$33,895	7.6%
Restructuring and other charges	5,219	1.2	410	0.1

Operating income, as adjusted	$35,320	8.1%	$34,305	7.7%

Interest and Other Expenses

Interest and securitization costs declined to $12.9 million in fiscal 2005, compared to $14.5 million in fiscal 2004. The decrease was due primarily to (i) lower debt levels during fiscal 2005, (ii) lower year-over-year interest rates on the Company’s senior subordinated notes which were refinanced in June 2004, (iii) the positive impact of interest rate swap agreements, and (iv) the termination of the accounts receivable securitization program in January 2004. In fiscal 2004, the Company incurred $8.3 million of debt refinancing costs associated with the refinancing of its 9.75% senior subordinated notes in the aggregate principal amount of $125.0 million consisting primarily of $6.8 million for the tender premium and $1.5 million for the net write-off of deferred loan costs related to the old notes and related swap agreement.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes totaled $17.1 million for fiscal 2005 compared to $10.8 million for fiscal 2004. These results reflect the impact of $5.2 million and $0.4 million in restructuring and other charges reported for the fiscal years ended June 30, 2005 and 2004, respectively, and include $8.3 million in debt refinancing costs in fiscal 2004. In order to provide consistent comparisons of year-over-year results, the following reconciliation is provided:

(Dollars in thousands)	2005	% of Sales	2004	% of Sales
Income from continuing operations before income taxes, as reported	$17,110	3.9%	$10,776	2.4%
Debt refinancing costs	—	—	8,275	1.9
Restructuring and other charges	5,219	1.2	410	0.1

Income from continuing operations before income taxes, as adjusted	$22,329	5.1%	$19,461	4.4%

Income Taxes

The Company’s income tax expense on continuing operations for fiscal 2005 was at an effective tax rate of 7.2%, compared to an effective tax rate of 38.3% for fiscal 2004. During the third quarter of fiscal 2005, the Company executed a transaction related to one of its subsidiaries, Mack Printing Company, and recognized a net tax benefit of $5.0 million (comprised of a $6.6 million deferred tax benefit, less a $1.6 million valuation allowance). The amount of tax expense in fiscal 2005 differs from the amount obtained by application of the federal statutory rate primarily due to recognition of the tax benefit and the impact of state income taxes. For fiscal 2004, the amount of tax expense from continuing operations differs from the amount obtained by application of the federal statutory rate to income from continuing operations primarily due to the reversal of certain valuation allowances and the impact of state income taxes.

Discontinued Operations

In January 2002, the Company sold its Atlanta-based Cadmus Creative Marketing division and reported a $1.2 million loss, net of taxes, from discontinued operations in the third quarter of fiscal 2002. In connection with this sale, the Company entered into a lease guaranty and other agreements. In March 2005, the purchaser/tenant under the lease filed for bankruptcy and defaulted on its lease obligations. As a result, the Company recorded an estimate of its potential obligations under the guaranty and other costs in discontinued operations totaling approximately $1.5 million, net of $0.8 million in taxes, in the third quarter of fiscal 2005. In the fourth quarter of fiscal 2005 pursuant to a settlement for the lease guaranty and other revised cost estimates, the Company recorded a gain from discontinued operations in the amount of $0.6 million, net of $0.3 million in taxes. The combined impact for fiscal 2005 was a loss from discontinued operations of $0.9 million, net of $0.5 million in taxes.

Earnings Per Share

Net income per share, assuming dilution, totaled $1.60 in fiscal 2005 and $0.72 in fiscal 2004. These results reflect the impact of a $0.9 million loss (net of taxes) from discontinued operations in fiscal 2005, $8.3 million in debt refinancing costs in fiscal 2004, $5.2 million and $0.4 million in restructuring and other charges in fiscal 2005 and 2004, respectively, and the $5.0 million Mack benefit in fiscal 2005. In order to provide consistent comparisons of year-over-year results, the following reconciliation is provided for the fiscal years ended June 30, 2005 and 2004:

	2005	2004
Earnings per share, assuming dilution:
Net income, as reported	$1.60	$0.72
Discontinued operations, net of taxes	0.10	—
Debt refinancing costs, net of taxes	—	0.59
Restructuring and other charges, net of taxes	0.36	0.03
Mack benefit	(0.54)	—

Earnings per share, assuming dilution, as adjusted	$1.52	$1.34

EBITDA

EBITDA for fiscal 2005 was $55.1 million compared to $53.9 million in fiscal 2004. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, debt refinancing costs, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, providing meaningful comparisons between companies’ earnings power and consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided:

(Dollars in thousands)	2005	% of Sales	2004	% of Sales
Net income, as reported	$14,991	3.4%	$6,652	1.5%
Discontinued operations, net of taxes	887	0.2	—	—
Income taxes	1,232	0.3	4,124	0.9
Interest	12,869	2.9	14,192	3.2
Securitization costs	—	—	296	0.1
Depreciation	19,196	4.4	19,255	4.3
Amortization	673	0.2	654	0.1
Debt refinancing costs	—	—	8,275	1.9
Restructuring and other charges	5,219	1.2	410	0.1

EBITDA	$55,067	12.6%	$53,858	12.1%

Comparison of Fiscal 2004 with Fiscal 2003

Net Sales

Net sales for fiscal 2004 were $445.4 million, compared to $446.9 million in fiscal 2003, a decline of less than one percent. Within the Publisher Services segment, net sales totaled $380.2 million for fiscal 2004, compared to $388.5 million in the prior year, a decline of 2%. The decline was a result of continued pricing pressures in the special interest magazine market and management’s plan to manage capacity, improve business mix, and drive for higher margins in this market, partially offset by continued growth in STM services. Net sales for the Specialty Packaging segment were $65.2 million for fiscal 2004, compared to $58.4 million in fiscal 2003, an increase of 12%. The increase in net sales for this segment was attributable to the continued benefit from recurring projects from healthcare and consumer products customers.

Cost of Sales

Cost of sales increased to 81.6% of net sales for fiscal 2004, compared to 81.2% of net sales for fiscal 2003. The percentage increase was primarily due to the effect of continued pricing pressures on net sales, particularly in the magazine market, and additional costs and resources associated with the ramp up of services within the Publisher Services segment. In addition, the Publisher Services segment continued to incur costs in connection with its educational market initiatives, the opening and staffing of the Company’s Chennai, India facility, the launch of ArticleWorks™ and dPub™ and development costs related to Rapid Production Manager™ and other electronic products and solutions for the professional publishing market. By contrast, Specialty Packaging continued to benefit from higher overall volume and improved business mix.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales were 10.7% and 11.5% for the years ended June 30, 2004 and 2003, respectively. The decrease in selling and administrative expenses in fiscal 2004 was primarily attributable to lower payroll costs associated with the reduction in the number of domestic associates, changes in the structure of the Company’s primary defined benefit pension plan, cost savings initiatives in the Company’s medical and insurance plans, expense reduction associated with an increase in the cash surrender value of company owned life insurance and the favorable impact of a $0.3 million gain from the demutualization of one of the Company’s insurance carriers. The year-over-year improvement in selling and administrative costs was partially offset by higher medical costs and amortization of a license agreement related to the Company’s KnowledgeWorks Global Limited joint venture entered into in June 2003.

Restructuring and Other Expenses

During fiscal 2003, the Company announced several actions to rationalize capacity and improve utilization within the Publisher Services segment, particularly in its special interest magazine operation. These included closure of the special interest magazine facility in East Stroudsburg, Pennsylvania, which was sold in the fourth quarter of fiscal 2004, closure of the reprint department in Easton, Pennsylvania and relocation of certain manufacturing equipment to other facilities within the Company. The Company recorded restructuring and other charges totaling $0.4 million ($0.3 million net of tax) and $12.0 million ($7.9 million net of tax) for fiscal 2004 and 2003, respectively. Restructuring actions related to the restructuring program announced in fiscal 2003 have been completed.

Operating Income

Operating income for fiscal 2004 was $33.9 million, compared to $20.7 million in fiscal 2003. Operating results for fiscal 2004 included $0.4 million in restructuring and other charges, while fiscal 2003 results included $12.0 million in restructuring and other charges. In order to provide consistent comparisons of year-over-year operating results, the following reconciliation is provided:

(Dollars in thousands)	2004	% of Sales	2003	% of Sales
Operating income, as reported	$33,895	7.6%	$20,660	4.6%
Restructuring and other charges	410	0.1	12,015	2.7

Operating income, as adjusted	$34,305	7.7%	$32,675	7.3%

Operating income within the Publisher Services segment was adversely affected by pricing pressures, particularly in the special interest magazine market. In addition, the business continued to incur costs in connection with its educational market initiatives, the opening and staffing of the Company’s Chennai, India facility, the launch of ArticleWorks™ and dPub™ and development costs related to Rapid Production Manager™ and other electronic products and solutions for the professional publishing market. By contrast, the Specialty Packaging segment continued to benefit from higher overall volume and improved business mix.

Interest and Other Expenses

Interest and securitization costs declined to $14.5 million in fiscal 2004, compared to $15.2 million in fiscal 2003. The change in interest expense was due primarily to lower debt levels in the first half of fiscal 2004, lower year-over-year short-term interest rates, and the positive impact of the Company’s interest rate swap agreements, offset in part by an increase in interest associated with loans on company-owned life insurance policies. On January 28, 2004, the Company terminated its accounts receivable securitization program concurrently with the refinancing of its senior bank credit facility, resulting in an increase in borrowing under the senior bank credit facility at a higher cost to repurchase receivables previously sold. In addition, the Company incurred $8.3 million of debt refinancing costs in fiscal 2004 associated with the refinancing of its 9.75% senior subordinated notes in the aggregate principal amount of $125.0 million consisting primarily of $6.8 million for the tender premium and $1.5 million for the net write-off of deferred loan costs related to the old notes and related swap agreement.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes totaled $10.8 million for fiscal 2004 compared to $5.1 million for fiscal 2003. These results reflect the impact of $0.4 million and $12.0 million in restructuring and other charges reported for the fiscal years ended June 30, 2004 and 2003, respectively, and $8.3 million in debt refinancing costs reported for the fiscal year ended June 30, 2004. In order to provide consistent comparisons of year-over-year results, the following reconciliation is provided:

(Dollars in thousands)	2004	% of Sales	2003	% of Sales
Income from continuing operations before income taxes, as reported	$10,776	2.4%	$5,077	1.1%
Debt refinancing costs	8,275	1.9	—	—
Restructuring and other charges	410	0.1	12,015	2.7

Income from continuing operations before income taxes, as adjusted	$19,461	4.4%	$17,092	3.8%

Income Taxes

The Company’s income tax expense on continuing operations for fiscal 2004 was at an effective tax rate of 38.3%, compared to an effective tax rate of 47.5% for fiscal 2003. During the third quarter of fiscal 2004, the Company revised its assessment of a valuation allowance established for certain deferred tax assets related to state net operating losses. It was determined to be more likely than not that the Company will recognize income in future years for state income tax purposes. Consequently, the Company reversed part of this valuation allowance. The amount of tax expense differs from the amount obtained by application of the federal statutory rate primarily due to the reversal of the valuation allowance and the impact of state income taxes in fiscal years 2004 and 2003. For fiscal 2003, the amount of tax expense from continuing operations differs from the amount obtained by application of the federal statutory rate to income from continuing operations primarily due to the impact of state income taxes.

Cumulative Effect of Change in Accounting Principle

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to discontinue amortizing goodwill and to perform annual impairment tests. In completing the transitional impairment test required by SFAS No. 142, the Company tested the net goodwill balances attributable to each of its reporting units for indications of impairment by comparing the fair value of each reporting unit to its carrying value. Fair value was determined using discounted cash flow estimates for each reporting unit in accordance with the provisions of SFAS No. 142. Based on the initial impairment test as of July 1, 2002, the Company determined that goodwill related to its Specialty Publications division within the Publisher Services segment was impaired. The Specialty Publications division primarily serves customers in the special interest magazine market, which had been negatively impacted by the significant downturn in advertising spending (as a result of cost reduction initiatives undertaken by advertisers) resulting in fewer page counts and correspondingly lower net sales. In addition, due to excess capacity in the magazine printing industry, volume and pricing pressures also resulted in lower operating profits and cash flows. As a result, the discounted cash flow analysis for the Specialty Publications division produced a value that was lower than carrying value. Accordingly, the Company recorded an impairment charge of $56.3 million representing the entire balance of goodwill for this division in the first quarter of fiscal 2003. This charge is reflected as a cumulative effect of change in accounting principle in the Company’s Consolidated Statements of Operations.

Earnings Per Share

Net income (loss) per share, assuming dilution, totaled $0.72 in fiscal 2004 and $(5.94) in fiscal 2003. In order to provide consistent comparisons of year-over-year results, the following reconciliation is provided which reflects the impact of the cumulative effect of change in accounting principle for goodwill, debt refinancing costs, and restructuring and other charges, net of taxes, on earnings per share for the fiscal years ended June 30, 2004 and 2003, respectively:

	2004	2003
Earnings per share, assuming dilution:
Net income (loss), as reported	$0.72	$(5.94)
Cumulative effect of change in accounting principle	—	6.24
Debt refinancing costs, net of taxes	0.59	—
Restructuring and other charges, net of taxes	0.03	0.87

Earnings per share, assuming dilution, as adjusted	$1.34	$1.17

EBITDA

EBITDA for fiscal 2004 was $53.9 million compared to $51.7 million in fiscal 2003. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, debt refinancing costs, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, providing meaningful comparisons between companies’ earnings power and consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided:

(Dollars in thousands)	2004	% of Sales	2003	% of Sales
Net income (loss), as reported	$6,652	1.5%	$(53,634)	(12.0)%
Cumulative effect of a change in accounting principle	—	—	56,301	12.6
Income taxes	4,124	0.9	2,410	0.5
Interest	14,192	3.2	14,602	3.3
Securitization costs	296	0.1	634	0.1
Depreciation	19,255	4.3	19,325	4.4
Amortization	654	0.1	—	—
Debt refinancing costs	8,275	1.9	—	—
Restructuring and other charges	410	0.1	12,015	2.7

EBITDA	$53,858	12.1%	$51,653	11.6%

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report the following non-GAAP financial measures: (1) “operating income” and “operating income margin” adjusted to exclude restructuring and other charges of $5.2 million, $0.4 million and $12.0 million in fiscal years ended June 30, 2005, 2004 and 2003, respectively, (2) “income from continuing operations before income taxes” and “income from continuing operations before income taxes margin” adjusted to exclude restructuring and other charges in the same manner as operating income, and to exclude the impact of the $8.3 million in debt refinancing costs for the year ended June 30, 2004; (3) “earnings per share” adjusted to exclude restructuring and other charges in the same manner as operating income; to exclude the $5.0 million Mack benefit and the impact of a $0.9 million loss (net of taxes) from discontinued operations for the year ended June 30, 2005; to exclude the impact of the $8.3 million in debt refinancing costs for the year ended June 30, 2004; and to exclude the impact in fiscal 2003 of the $56.3 million cumulative effect of change in accounting principle, which was recorded upon the Company’s adoption of SFAS No. 142, and (4) “EBITDA” and “EBITDA margin” as a percent of net sales with EBITDA being defined by the Company as earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, debt refinancing costs, and the impact of restructuring and other charges from the computation of EBITDA. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, (1) the exclusion of restructuring and other charges permits comparisons of results for on-going business facilities under the current operating structure; (2) the exclusion of debt refinancing costs incurred permits comparisons of results without the impact of infrequent refinancing actions; (3) the exclusion of the Mack benefit permits comparisons of business operations without the impact of certain tax items, (4) the exclusion of the cumulative effect of a change in accounting principle permits comparisons without the impact of financial results driven solely by the adoption of new accounting pronouncements, (5) the exclusion of the impact of discontinued operations permits comparisons for continuing business operations; and (6) EBITDA and EBITDA margin as a percent of net sales are useful measures of operating performance before the impact of investing and financing transactions, providing meaningful comparisons between companies’ earnings power and consistent period-over-period comparisons of the Company’s performance. In addition, the Company uses these non-GAAP financial measures internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to repay outstanding liabilities.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities for fiscal 2005 totaled $24.6 million, compared to $31.3 million in fiscal 2004. The $6.7 million decrease was attributable to changes in certain operating assets and liabilities, partially offset by lower contributions to the Company’s defined benefit pension plans and increased earnings. Net cash provided by operating activities for fiscal 2004 totaled $31.3 million, compared to $32.1 million in fiscal 2003. This $0.8 million decrease was primarily attributable to an increase in contributions to the Company’s defined benefit pension plans, accelerated payments to some of the Company’s larger vendors to take advantage of discounts and other working capital changes, partially offset by a $2.1 million decrease in restructuring payments.

Investing Activities

Net cash used in investing activities was $12.3 million for fiscal 2005, compared to $13.7 million in fiscal 2004. Capital expenditures for fiscal 2005 were $12.1 million compared to $15.1 million in fiscal 2004, and included investments primarily in machinery for the Publisher Services and Specialty Packaging segments. Fiscal 2004 expenditures related primarily to new business and manufacturing systems, digital prepress equipment, and building and equipment improvements. Proceeds from the sale of property, plant and equipment in fiscal 2004 totaled $1.4 million, and related primarily to the sale of presses at certain of the Company’s Virginia, North Carolina, and Pennsylvania locations, and the sale of the East Stroudsburg, Pennsylvania facility in the fourth quarter. The Company estimates that capital expenditures for fiscal 2006 will be in the range of $50.0 million to $60.0 million related primarily to a comprehensive equipment upgrade plan initiated in fiscal 2005.

Net cash used in investing activities was $13.7 million for fiscal 2004, compared to $15.6 million in fiscal 2003. Capital expenditures for fiscal 2004 totaled $15.1 million compared to $15.6 million for fiscal 2003. Similar to fiscal 2004, capital expenditures for fiscal 2003 included investments primarily in software and product development for content management services, new business and operating systems, digital prepress equipment and building and equipment improvements. Proceeds from the sale of property, plant and equipment in fiscal 2003 totaled $3.4 million, and related primarily to the sale of a Richmond facility and a press at the Company’s East Stroudsburg, Pennsylvania location. Also during fiscal 2003, the Company invested $3.1 million in a joint venture formed with Datamatics Technologies Limited, a leading business processing outsource service provider in India, and recorded additional set-up costs for the joint venture.

Financing Activities

Net cash used in financing activities was $13.9 million for fiscal 2005, compared to $16.3 million for fiscal 2004. In fiscal 2005, a decrease in total debt by $10.8 million due to lower capital spending and continued focus on working capital initiatives, $2.3 million in dividend payments, and $3.9 million in stock repurchases, were partially offset by $3.0 million in proceeds from exercises of stock options.

On October 18, 2004, the Company completed an exchange offering in which it exchanged $125.0 million of its 8.375% senior subordinated notes due 2014, which were registered effective August 30, 2004 under the Securities Act of 1933, as amended, for the $125.0 million aggregate 8.375% senior subordinated notes due 2014, which were issued in a private placement on June 15, 2004.

Net cash used in financing activities was $16.3 million for fiscal 2004, compared to $17.2 million for fiscal 2003. On January 28, 2004, the Company terminated its accounts receivable securitization program concurrently with the refinancing of its senior bank credit facility, resulting in an increase in borrowing under the senior bank credit facility to repurchase receivables previously sold. Effective January 28, 2004, the accounts receivable were no longer sold to the wholly-owned, bankruptcy-remote subsidiary or to an unrelated third-party purchaser. Therefore, the amount of reported accounts receivable and borrowings under the senior bank credit facility in the Consolidated Balance Sheets increased in fiscal 2004. Previously, the Company used the accounts receivable securitization program to fund some of its working capital requirements. At June 30, 2003, approximately $26.7 million of net accounts receivable had been sold by the Company’s wholly-owned, bankruptcy-remote subsidiary without recourse to an unrelated third-party purchaser under the securitization program. The sales were reflected in the Consolidated Balance Sheets as a reduction of accounts receivable with the proceeds used to repay a corresponding amount of borrowing under the Company’s senior bank credit facility.

On January 28, 2004, the Company refinanced its senior bank credit facility, which was to mature on March 31, 2004, and terminated its accounts receivable securitization program. The new senior bank credit facility provides for a $100 million revolving credit facility that will mature in January 2008. The facility, with a group of seven banks, is secured by substantially all of the Company’s real, personal and mixed property, is jointly and severally guaranteed by each of the Company’s present and future significant subsidiaries, and is secured by a pledge of the capital stock of present and future significant subsidiaries. The senior bank credit facility contains certain covenants regarding total leverage, senior leverage, fixed charge coverage and net worth, and contains other restrictions, including limitations on additional borrowings, and the acquisition, disposition and securitization of assets. The Company also received $1.0 million in proceeds from the exercise of stock options in fiscal 2004.

Net cash used in financing activities was $17.2 million for fiscal 2003. Cash provided by operating activities was used to pay down $12.5 million on the Company’s revolving credit facility and to fund $1.8 million in dividend payments. A higher subordinated interest in the Company’s accounts receivable securitization program in place at that time reflected changes in methods of calculating eligible receivables brought about by amendments to the securitization program and certain negative trends in the receivables aging during the year which have been a focus of management’s working capital initiatives. These factors contributed to a $2.9 million reduction in funding under the Company’s former receivables securitization program.

The primary cash requirements of the Company are for debt service, capital expenditures, working capital, taxes, pension funding and dividends. The primary sources of liquidity are cash flow provided by operations and unused capacity under the Company’s senior bank credit facility. The future operating performance and the ability to service the Company’s debt depends on the Company’s ability to implement the business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company. The Company believes that these sources will provide sufficient liquidity and capital resources to meet its operating requirements for capital expenditures and working capital.

Market Risk

At June 30, 2005 and 2004, the Company had three fixed-to-floating fair value interest rate swap agreements outstanding with a total notional amount of $40.0 million. These swaps were entered into to convert $40.0 million of the Company’s 8.375% senior subordinated notes due in 2014 to floating rate debt. The initial term of these swap agreements expires in 2014, and the counterparties have an option to terminate the agreements beginning in June 2009. Under the swap agreements, the Company receives interest payments at a fixed rate of 8.375% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 15 and June 15. These swap agreements are an effective hedge.

At June 30, 2003, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million. This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt. Under this swap agreement, the Company received interest payments at a fixed rate of 9.75% and paid interest at a variable rate that was based on the six-month LIBOR plus a spread. The swap agreement was an effective hedge. This swap agreement was terminated in June 2004 at the time the Company’s 9.75% senior subordinated notes in the aggregate principal amount of $125.0 million were repaid, resulting in a benefit of $1.1 million which was recorded in debt refinancing expenses in the Consolidated Statements of Operations in fiscal 2004. In addition, in connection with repaying the 9.75% senior subordinated notes, the Company wrote-off prior deferred costs related to swap modifications of $0.9 million and the remaining unamortized gain from the termination of interest rate lock option agreements in 1999 of $0.3 million that was being amortized over the life of the 9.75% senior subordinated notes. Both of these items were also recorded in debt refinancing expenses in the Consolidated Statements of Operations in fiscal 2004.

The fair value of the Company’s interest rate swap agreements, based on a mark-to-market basis, was a $1.4 million asset and $0.2 million liability at June 30, 2005 and June 30, 2004, respectively, which is recorded in the Consolidated Balance Sheets in other long term assets with an offset in long-term debt in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The notional amount of each swap agreement does not represent exposure to credit loss. In the event of default by the counterparties, the risk, if any, is the cost of replacing the swap agreement at current market rates. The Company continually monitors its positions and the credit rating of its counterparties and limits the amount of agreements it enters into with any one party. Management does not anticipate nonperformance by the counterparties; however, if incurred, any related loss should be immaterial. Additional information on the Company’s hedging instruments is provided in Note 9 to the Notes to Consolidated Financial Statements.

If short-term interest rates were to be either higher or lower by one percentage point throughout fiscal 2006, and assuming the average amount outstanding under the Company’s senior bank credit facility were consistent with fiscal 2005 and that the average interest rate paid by the Company on the floating portion of its fair value interest rate swap agreement were to be either higher or lower by one percentage point throughout fiscal 2006, the Company’s interest expense and income before taxes would change by approximately $0.8 million.

Off-Balance Sheet Items

In the normal course of business, the Company is a party to certain off-balance sheet arrangements including guarantees and indemnifications in connection with divested or sold operations and financial instruments with off-balance sheet risk, such as standby letters of credit and the accounts receivable securitization program until it was terminated in January 2004. Liabilities related to these arrangements are not reflected in the Company’s Consolidated Balance Sheets, and management does not expect any material adverse effects on its financial condition, results of operations or cash flows to result from these off-balance sheet arrangements.

The Company maintains certain standby letters of credit to secure its obligations for workers’ compensation programs. At June 30, 2005 and 2004, the Company had approximately $2.3 million of standby letters of credit outstanding and had no claims against those letters of credit.

Obligations and Commitments

The Company is a party to certain contractual obligations and commitments as of June 30, 2005, as summarized in the following table.

	Payments due by period
(In thousands)	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations	$158,363	$—	$32,000	$—	$126,363
Operating lease obligations	43,168	7,548	16,064	7,327	12,229
Unconditional purchase obligations	44,271	41,406	2,865	—	—
Executive employment contracts	1,418	473	945	—	—
Other long-term liabilities	3,713	746	1,579	1,040	348

Total contractual obligations and commitments	$250,933	$50,173	$53,453	$8,367	$138,940

The Company is required to pay interest, commitment fees and certain other fees on its debt obligations. The Company is required to pay interest at an annual interest rate of 8.375% on its $125.0 million senior subordinated notes in the annual amount of $10.5 million through scheduled maturity on June 15, 2014, unless the notes are repaid or refinanced before that time. For other debt obligations, the amount of interest and other fees will directly depend on borrowing levels, market interest rates, the Company’s leverage, and the debt instruments in place during future periods.

In addition, the Company is required to make certain minimum contributions to its defined benefit pension plans. The amount of any contributions will directly depend upon future changes in investment values, rates of return, discount rates, plan benefits and design, and changes in regulatory or legislative rules covering such plans, among other factors. The Company’s board of directors voted to freeze the Cadmus Pension Plan in fiscal 2003 in order to mitigate the volatility in pension expense and required cash contributions expected in future years. The Company does not anticipate having to contribute to its primary defined benefit pension plan in fiscal 2006, but does expect to contribute approximately $1.1 million to its other defined benefit pension plans in fiscal 2006.

Statements contained in this report relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s expectations include but are not limited to: (1) the overall economic environment, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) our ability to develop and market new capabilities and services to take advantage of technology changes in the publishing process, especially for scientific, technical and medical journals, (4) our ability to grow revenue and market share in the educational market, (5) significant price pressure in the markets in which we compete, (6) the loss of significant customers or the decrease in demand from customers, (7) our ability to continue to obtain improved efficiencies and lower production costs, (8) the financial condition and ability to pay of certain customers, (9) our ability to implement and realize the expected benefits associated with our equipment upgrade program, including our ability to successfully complete certain consolidation initiatives and effect other restructuring actions, (10) our ability to operate effectively in markets outside of North America, and (11) our ability to realize the tax benefits associated with certain transactions. Other risk factors are detailed from time to time in our other Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Note 9 to the Notes to Consolidated Financial Statements in Item 8, and the information presented under the captions “Management’s Discussion and Analysis - Liquidity and Capital Resources” and “Management’s Discussion and Analysis - Market Risk” in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cadmus Communication Corporation:

We have audited the accompanying consolidated balance sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadmus Communications Corporation and Subsidiaries at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP

Richmond, Virginia

September 19, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Years Ended June 30
	2005	2004	2003
Net sales	$436,436	$445,425	$446,919

Cost of sales	358,860	363,641	362,801
Selling and administrative expenses	43,256	47,479	51,443
Restructuring and other charges	5,219	410	12,015
Other income	(1,000)	—	—

	406,335	411,530	426,259

Operating income	30,101	33,895	20,660

Interest and other expenses:
Interest	12,869	14,192	14,602
Debt refinancing costs	—	8,275	—
Securitization costs	—	296	634
Other, net	122	356	347

	12,991	23,119	15,583

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	17,110	10,776	5,077
Income tax expense	1,232	4,124	2,410

Income from continuing operations before cumulative effect of change in accounting principle	15,878	6,652	2,667
Loss from discontinued operations, net of $457 in income taxes	(887)	—	—
Cumulative effect of change in accounting principle	—	—	(56,301)

Net income (loss)	$14,991	$6,652	$(53,634)

Earnings per share - basic:
Income from continuing operations	$1.73	$0.73	$0.30
Loss from discontinued operations	(0.10)	—	—
Cumulative effect of change in accounting principle	—	—	(6.25)

Net income (loss)	$1.63	$0.73	$(5.95)

Weighted-average common shares outstanding	9,176	9,093	9,012

Earnings per share - diluted:
Income from continuing operations	$1.70	$0.72	$0.30
Loss from discontinued operations	(0.10)	—	—
Cumulative effect of change in accounting principle	—	—	(6.24)

Net income (loss)	$1.60	$0.72	$(5.94)

Weighted-average common shares outstanding, assuming dilution	9,345	9,251	9,028

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	At June 30
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$237	$1,899
Accounts receivable, less allowance for doubtful accounts ($1,353 in 2005 and $1,712 in 2004)	56,497	52,687
Inventories	24,124	21,510
Deferred income taxes	6,788	2,303
Prepaid expenses and other	3,668	3,629

Total current assets	91,314	82,028

Property, plant and equipment, net	91,600	103,103
Goodwill	109,884	109,884
Other intangibles, net	3,394	3,943
Other assets	24,483	16,792

TOTAL ASSETS	$320,675	$315,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,277	$30,631
Accrued expenses and other current liabilities	24,525	23,090

Total current liabilities	54,802	53,721

Long-term debt	158,363	167,561
Long-term pension liability	32,886	21,183
Other long-term liabilities	19,764	22,024

Total liabilities	265,815	264,489

Shareholders’ equity:
Common stock ($0.50 par value; authorized shares-16,000,000; issued and outstanding shares – 9,189,525 in 2005 and 9,154,374 in 2004)	4,595	4,577
Capital in excess of par value	68,495	69,362
Unearned compensation	(108)	(306)
Retained earnings (accumulated deficit)	2,369	(10,325)
Accumulated other comprehensive loss	(20,491)	(12,047)

Total shareholders’ equity	54,860	51,261

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$320,675	$315,750

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Years Ended June 30
	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$14,991	$6,652	$(53,634)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,869	19,909	19,325
Deferred income taxes	(7,920)	(829)	3,340
Restructuring and other charges	5,219	410	12,015
Debt refinancing costs	—	8,275	—
Cumulative effect of change in accounting principle	—	—	56,301
Other, net	209	(2,258)	468

	32,368	32,159	37,815

Changes in operating assets and liabilities:
Accounts receivable, excluding effects of securitization	(3,810)	4,140	7,524
Inventories	(2,614)	837	(2,815)
Accounts payable and accrued expenses	686	(3,429)	1,462
Restructuring payments	—	(1,458)	(3,532)
Other current assets	—	3,318	(2,161)
Contributions to defined benefit pension plans	(1,275)	(9,025)	(5,626)
Other, net	(796)	4,794	(559)

	(7,809)	(823)	(5,707)

Net cash provided by operating activities	24,559	31,336	32,108

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12,081)	(15,136)	(15,636)
Proceeds from sales of property, plant and equipment	103	1,404	3,397
Investment in joint venture	—	—	(3,349)
Other, net	(297)	—	—

Net cash used in investing activities	(12,275)	(13,732)	(15,588)

FINANCING ACTIVITIES
Net proceeds from (payments on) receivables securitization program	—	1,066	(2,890)
Termination of receivables securitization program	—	(27,724)	—
Repayment of long-term borrowings	—	(6,415)	—
Proceeds from (repayment of) long-term revolving credit facility	(10,800)	30,000	(12,500)
Redemption of 9.75% senior subordinated notes	—	(125,000)	—
Issuance of 8.375% senior subordinated notes	—	125,000	—
Payment of tender premium offer	—	(6,767)	—
Debt issuance costs	—	(5,636)	—
Dividends paid	(2,297)	(1,820)	(1,805)
Repurchases of common and restricted stock	(3,851)	—	—
Proceeds from exercise of stock options	3,002	1,025	45

Net cash used in financing activities	(13,946)	(16,271)	(17,150)

Increase (decrease) in cash and cash equivalents	(1,662)	1,333	(630)
Cash and cash equivalents at beginning of year	1,899	566	1,196

Cash and cash equivalents at end of year	$237	$1,899	$566

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
(In thousands)	Shares	Par Value
Balance at June 30, 2002	8,992	$4,496	$67,805	$(77)	$40,282	$(992)	$111,514
Net loss	—	—	—	—	(53,634)	—	(53,634)
Change in minimum pension liability, net of $12,448 in deferred taxes	—	—	—	—	—	(23,796)	(23,796)

Comprehensive loss							(77,430)

Cash dividends - $0.20 per share	—	—	—	—	(1,805)	—	(1,805)
Shares issued upon exercise of stock options	5	2	43	—	—	—	45
Restricted stock awards	53	27	494	(437)	—	—	84

Balance at June 30, 2003	9,050	4,525	68,342	(514)	(15,157)	(24,788)	32,408
Net income	—	—	—	—	6,652	—	6,652
Change in minimum pension liability, net of $6,614 in deferred taxes	—	—	—	—	—	12,741	12,741

Comprehensive income							19,393

Cash dividends - $0.20 per share	—	—	—	—	(1,820)	—	(1,820)
Shares issued upon exercise of stock options	104	52	1,020	—	—	—	1,072
Amortization of unearned compensation	—	—	—	208	—	—	208

Balance at June 30, 2004	9,154	4,577	69,362	(306)	(10,325)	(12,047)	51,261
Foreign currency translation	—	—	—	—	—	(21)	(21)
Net income	—	—	—	—	14,991	—	14,991
Change in minimum pension liability, net of $4,310 in deferred taxes	—	—	—	—	—	(8,423)	(8,423)

Comprehensive income							6,547

Cash dividends - $0.25 per share	—	—	—	—	(2,297)	—	(2,297)
Shares issued upon exercise of stock options	304	152	2,850	—	—	—	3,002
Repurchases of common stock	(260)	(130)	(3,609)	—	—	—	(3,739)
Repurchases of restricted stock	(8)	(4)	(108)	—	—	—	(112)
Amortization of unearned compensation	—	—	—	198	—	—	198

Balance at June 30, 2005	9,190	$4,595	$68,495	$(108)	$2,369	$(20,491)	$54,860

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation. The consolidated financial statements include the accounts and operations of Cadmus Communications Corporation and Subsidiaries (the “Company” or “Cadmus”), a Virginia corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations. Headquartered in Richmond, Virginia, Cadmus is a leading provider of end-to-end, integrated graphic communications and content processing services to professional publishers, not-for-profit societies and corporations. Cadmus provides a wide range of technology-enabled content management, composition, editorial, prepress, printing, article reprints, digital rights management, and fulfillment and distribution services. Cadmus is the world’s largest provider of content processing and production services to scientific, technical and medical (“STM”) journal publishers, the fifth largest periodicals printer in North America, and a leading provider of specialty packaging and promotional printing services.

The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in three primary product lines: STM journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services. The Specialty Packaging segment provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product companies, healthcare companies and other customers.

Cash and Cash Equivalents. Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

Revenue Recognition. The Company recognizes revenue when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided, the sales price is fixed or determinable, and collectibility is reasonably assured. Shipping and handling costs billed to customers are included in net sales, and the related costs are included in cost of sales in the Consolidated Statements of Operations.

Inventories. Inventories are valued at the lower of cost, as determined using the first-in, first-out method, or market. Appropriate consideration is given to obsolescence and other factors in evaluating net realizable value.

Allowance for Doubtful Accounts. Cadmus’ policy with respect to its trade receivable is to maintain an adequate allowance or reserve for doubtful accounts for estimated losses from the inability of its customers to make required payments. The Company’s process to estimate the collectibility of its trade accounts receivable balances consists of two steps. First, the Company evaluates specific accounts for which it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy). In these cases, the Company uses its judgment, based on available facts and circumstances, and records a specific allowance for that customer against the receivable to reflect the amount it expects to ultimately collect. Second, the Company establishes an additional reserve for all customers based on a range of percentages applied to aging categories, based on management’s best estimate. The Company periodically evaluates the adequacy of its reserves based on the available facts and circumstances at the time. If the financial condition of Cadmus’ customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances could be required.

Self-Insurance Reserves. The Company is self-insured for both medical and workers’ compensation claims. The Company engages third party firms to provide claims processing for its medical and workers’ compensation claims and to calculate ultimate loss projections relative to its workers’ compensation claims. The Company records its reserves for medical and workers’ compensation claims based on the information supplied by the third party firms. The Company’s policy is to adjust its workers’ compensation reserve based on an analysis of individual claims at each reporting date, with considerations of stop loss insurance provisions for both aggregate claim years and individual claims. The Company maintains a medical reserve for claims incurred but not reported based on its best estimate of its ultimate cost of settling all claims incurred as of the reporting date which is classified as accrued expenses and other current liabilities in the Consolidated Balance Sheets. Actual claims expense, as well as changes in the healthcare cost trends, could result in the Company’s eventual cost differing from the estimate.

Property, Plant, and Equipment. Property, plant, and equipment is stated at cost, net of accumulated depreciation. Major renewals and improvements are capitalized, whereas ordinary maintenance and repair costs are expensed as incurred. Gains or losses on disposition of assets are reflected in operations, and the related asset costs and accumulated depreciation are removed from the respective accounts. Depreciation is calculated by the straight-line method based on useful lives of 30 years for buildings and improvements, and 3 to 10 years for machinery, equipment, and fixtures.

Long-lived tangible assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When indicators of impairment are present, an impairment test is performed in accordance with the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Assets to be disposed of are reported at the lower of carrying value or net realizable value. The impairment loss is measured based on the excess of carrying value over fair value.

Goodwill and Other Intangibles. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates the balance of its goodwill by reporting unit using estimated discounted cash flows to determine fair value. This evaluation occurs annually (see Note 7).

As discussed in Note 4, the Company entered into a joint venture agreement with Datamatics Technologies Limited (“Datamatics”) on June 30, 2003, resulting in intangible assets of $3.3 million at June 30, 2003. The intangible assets are amortized using the straight-line method over a five year period. Accumulated amortization was $1.3 million at June 30, 2005 and $0.7 million at June 30, 2004. Annual amortization expense for these assets is approximately $0.7 million per year. Other intangibles totaling $1.4 million and $1.3 million as of June 30, 2005 and 2004, respectively, relate to assets recognized in connection with the Company’s adjustment of its minimum pension liability (see Note 12).

When indicators of impairment are present, management evaluates the recoverability of finite-lived intangible assets by reviewing current and projected undiscounted cash flows of such assets.

Earnings Per Share. Basic earnings per share is computed on the basis of weighted-average common shares outstanding. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options. Incremental shares for dilutive stock options, computed under the treasury stock method, totaled 169,000, 158,000, and 16,000 in fiscal 2005, 2004, and 2003, respectively.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes. In accordance with SFAS No. 109, “Accounting for Income Taxes” the Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.

Stock-Based Compensation. Prior to fiscal 2004, the Company accounted for stock compensation under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to

Employees” and related interpretations. The Company did not recognize any stock compensation expense for the year ended June 30, 2003. The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” during the fourth quarter of fiscal 2004. The provisions of the statement were retroactively effective as of July 1, 2003. The Company selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This method requires recognition of compensation expense based on the fair value at the date of grant for awards issued after the date of adoption.

The Company did not grant or modify any stock awards in fiscal 2004. As a result, no stock-based compensation was recognized in fiscal 2004 pursuant to the prospective method of adoption under SFAS No. 148. The Company’s cumulative total return exceeded its peer group’s cumulative total return for the five years ended June 30, 2004. As a result, all options outstanding under the Company’s then existing plans vested as of July 1, 2004.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

(In thousands, except per share amounts)	2004	2003
Net income (loss), as reported	$6,652	$(53,634)

Deduct: total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(1,099)	(536)

Pro forma net income (loss)	$5,553	$(54,170)

Earnings (loss) per common share - basic
As reported	$0.73	$(5.95)
Proforma	$0.61	$(6.01)

Earnings (loss) per common share - diluted
As reported	$0.72	$(5.94)
Proforma	$0.60	$(6.00)

The 1990 Long Term Incentive Stock plan expired in June 2003, and as a result, no stock options were granted during fiscal year 2004. The fair value of each stock option granted during fiscal year 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) risk-free interest rate of 5.22%, (ii) dividend yield of 1.91%, (iii) volatility factor of .3726, and (iv) expected life of eight years.

Reclassifications. Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2. RESTRUCTURING AND OTHER CHARGES

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred, and provides for expanded financial statement disclosures. The Company adopted SFAS No. 146 in the second quarter of fiscal 2003.

Fiscal 2005 Restructuring and Other Charges:

In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment upgrade plan to its Publisher Services print platform and Specialty Packaging capabilities. This program is designed to replace certain older, less efficient presses with state-of-the-art and more efficient presses, to add certain needed capacity, and to permit the further rationalization of domestic manufacturing capacity. As a result, certain equipment and related items to be replaced or otherwise disposed of pursuant to this plan were impaired as of June 30, 2005 in accordance with SFAS No. 144. As discussed in Note 6, the Company recorded a $4.9 million ($3.1 million net of taxes) impairment charge in the fourth quarter of fiscal 2005 related to the Publisher Services segment and classified the charge as restructuring and other charges in the Consolidated Statements of Operations.

Additional restructuring costs associated with this equipment upgrade plan, which will include any costs incurred in connection with capacity rationalization among manufacturing facilities and reductions in personnel, will be incurred in fiscal 2006. These estimated restructuring costs for the Publisher Services segment include: (i) one-time termination benefits in the range of $1.0 million to $1.3 million, (ii) contract termination costs in the range of $0.2 million to $0.4 million, and (iii) costs to consolidate and reorganize facilities in the range of $1.7 million to $2.1 million. All activities in connection with this plan are expected to be completed by the end of the first quarter in fiscal 2007.

Fiscal 2003 Restructuring and Other Charges:

In fiscal 2003, the Company announced several actions to rationalize capacity and improve utilization within the Publisher Services segment, particularly in its special interest magazine operation. These included closure of the special interest magazine facility in East Stroudsburg, Pennsylvania, closure of the reprint department in Easton, Pennsylvania, and relocation of certain manufacturing equipment to other facilities within the Company. The Company also announced changes in the operating and management structure of the Company. In connection with these fiscal 2003 actions, the Company recorded pre-tax charges of $12.0 million ($7.9 million net of taxes), which included a pension curtailment charge of $0.7 million. These charges are included in restructuring and other charges in the Consolidated Statements of Operations.

Loss on impairment or disposal of assets for fiscal 2003 totaled $7.8 million and included a $6.2 million loss on assets to be disposed of primarily due to the closure of the East Stroudsburg, Pennsylvania facility and a $1.6 million loss on impairment of assets related to a former operating facility in Richmond, Virginia, which has been sold. Write-downs were measured by the difference between the fair value of the assets, as determined by appraisal or best current market value information available, and the net book value of the asset. The East Stroudsburg, Pennsylvania facility was sold in the fourth quarter of fiscal 2004.

One-time termination benefit costs totaled $2.4 million and related to approximately 190 associates whose positions were eliminated as a result of the closure of the East Stroudsburg facility and Easton reprint operations and changes in the operating and management structure of the Company. As of June 30, 2004, all of these associates had been terminated and severance payments totaled $2.4 million. In addition, the Company recorded a pension curtailment charge of $0.7 million for fiscal 2003. Other exit costs totaled $0.4 million and $1.2 million for fiscal 2004 and 2003, respectively.

3. DISCONTINUED OPERATIONS

In January 2002, the Company sold its Atlanta-based Cadmus Creative Marketing division and reported a $1.2 million loss, net of taxes, from discontinued operations in the third quarter of fiscal 2002. In connection with this sale, the Company entered into a lease guaranty and other agreements. In March 2005, the purchaser/tenant under the lease filed for bankruptcy and defaulted on its lease obligations. As a result, the Company recorded an estimate of its potential obligations under the guaranty and other costs in discontinued operations totaling approximately $1.5 million, net of $0.8 million in taxes, in the third quarter of fiscal 2005. In the fourth quarter of fiscal 2005, pursuant to a settlement for the lease guaranty and other revised cost estimates, the Company recorded a gain from discontinued operations in the amount of $0.6 million, net of $0.3 million in taxes. The combined impact for fiscal 2005 was a loss from discontinued operations of $0.9 million, net of $0.5 million in taxes. The Company has initiated and continues to pursue legal action in an effort to recover certain costs related to this matter.

4. JOINT VENTURE

On June 30, 2003, the Company entered into a joint venture agreement with Datamatics Technologies Limited (“Datamatics”), a leading business processing outsource service provider in India, resulting in the formation of KnowledgeWorks Global Limited (“KGL”). KGL provides a full range of content processing, content management and related services to STM publishers and other organizations around the world. Pursuant to the terms of the agreement, the Company invested $3.1 million in the KGL joint venture. The Company has an 80% ownership interest in the joint venture, and Datamatics has the remaining 20% ownership interest. As a result of the Company’s controlling interest, the Company has consolidated KGL’s balance sheet and results of operations for reporting purposes.

Pursuant to the joint venture agreement, the Company has granted Datamatics a put option, and Datamatics has granted the Company a call option, for the Company to purchase all equity shares of KGL owned by Datamatics and its affiliates. The options are exercisable on June 30, 2006 and each June 30 thereafter. The exercise of the call option by the Company or the put option by Datamatics is conditional upon obtaining all necessary governmental approvals.

5. INVENTORIES

Inventories as of June 30, 2005 and 2004, consisted of the following:

(In thousands)	2005	2004
Raw materials and supplies	$9,523	$8,641
Work in process	12,039	10,568
Finished goods	2,562	2,301

Inventories	$24,124	$21,510

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of June 30, 2005 and 2004, consisted of the following:

(In thousands)	2005	2004
Land and improvements	$5,842	$5,822
Buildings and improvements	51,396	50,949
Machinery, equipment and fixtures	203,034	198,213

Total property, plant and equipment	260,272	254,984
Less: Accumulated depreciation	168,672	151,881

Property, plant and equipment, net	$91,600	$103,103

Certain equipment and related items to be replaced pursuant to an equipment and facility upgrade program commencing in fiscal 2005 were impaired as of June 30, 2005 in accordance with SFAS No. 144. As a result, the Company recorded a $4.9 million ($3.1 million net of taxes) impairment charge in fiscal 2005 related to the Publisher Services segment and classified the charge as restructuring and other charges in the Consolidated Statements of Operations. The assets to be replaced or otherwise disposed of are reported at the lower of carrying value or net realizable value as of June 30, 2005.

As of June 30, 2005 and 2004, the Company had granted liens on and security interests in substantially all of the Company’s real, personal, and mixed property in connection with its senior bank credit facility (see Note 9).

The Company leases office, production and storage space, and equipment under various noncancelable operating leases. A number of leases contain renewal options and some contain purchase options. Certain leases require the Company to pay utilities, taxes, and other operating expenses. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2005 are as follows: 2006 - $7.5 million; 2007 - $6.4 million; 2008 - $4.9 million; 2009 - $4.8 million; 2010 - $4.5 million; and thereafter - $15.1 million.

Total rental expense charged to operations was $8.7 million, $8.0 million, and $7.1 million, in fiscal 2005, 2004, and 2003, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Depreciation expense was $19.2 million, $19.3 million and $19.3 million for fiscal 2005, 2004, and 2003, respectively. Commitments outstanding for capital expenditures at June 30, 2005 totaled $44.3 million.

7. GOODWILL

Effective July 1, 2002, the Company adopted SFAS No. 142 which requires companies to discontinue amortizing goodwill and to perform annual impairment tests. In completing the transitional impairment test required by SFAS No. 142, the Company tested the net goodwill balances attributable to each of its reporting units for indications of impairment by comparing the fair value of each reporting unit to its carrying value. Fair value was determined using discounted cash flow estimates for each reporting unit in accordance with the provisions of SFAS No. 142. The preparation of such discounted cash flow estimates requires significant management judgment with respect to operating profit, growth rates, appropriate discount rates and residual values. Based on the initial impairment test as of July 1, 2002, the Company determined that goodwill related to its Specialty Publications division within the Publisher Services segment was impaired. The Specialty Publications division primarily served customers in the special interest magazine market, which had been negatively impacted by the significant downturn in advertising spending (as a result of cost reduction initiatives undertaken by advertisers) resulting in fewer page counts and correspondingly lower net sales. In addition, due to excess capacity in the magazine printing industry, volume and pricing pressures also resulted in lower operating profits and cash flows. As a result, the discounted cash flow analysis for the Specialty Publications division produced a value that was lower than carrying value. Accordingly, the Company recorded an impairment charge of $56.3 million representing the entire balance of goodwill for this division in the first quarter of fiscal 2003. This charge is reflected as a cumulative effect of change in accounting principle in the accompanying Consolidated Statements of Operations.

The Company has completed annual impairment tests as of April 1 of each year since the adoption of SFAS No. 142. The tests were conducted in a manner consistent with the Company’s initial impairment test. As a result of those annual impairment tests, there were no indications of impairment, and no adjustments to the carrying amount of goodwill were required. The total balance of goodwill as of June 30, 2005 and 2004 relates to the Company’s Publisher Services segment.

8. OTHER BALANCE SHEET INFORMATION

Other assets consisted primarily of deferred loan costs, deferred taxes and investments in unconsolidated subsidiaries.

Accrued expenses and other current liabilities totaled $24.5 million and $23.1 million, and included $16.1 million and $16.8 million in accrued compensation and other benefits expense at June 30, 2005 and 2004, respectively.

Other long-term liabilities consisted primarily of other post retirement benefits and amounts recorded under deferred compensation arrangements with certain executive officers and other associates.

9. DEBT

Long-term debt at June 30, 2005 and 2004 consisted of the following:

(In thousands)	2005	2004
Senior Bank Credit Facility:
Revolving credit facility, weighted-average interest rate of 5.05%	$32,000	$42,800
8.375% Senior Subordinated Notes, due 2014	125,000	125,000
Fair market value of interest rate swap agreements	1,363	(239)

Long-term debt	$158,363	$167,561

Senior Bank Credit Facility. On January 28, 2004, the Company entered into a $100.0 million revolving senior bank credit facility, scheduled to mature in January 2008, to replace its $78.0 million revolving bank facility, which was to mature on March 31, 2004, and also terminated its accounts receivable securitization program (see Note 10). The senior bank credit facility, with a group of seven banks, is secured by substantially all of the Company’s real, personal and mixed property, is jointly and severally guaranteed by each of the Company’s present and future significant subsidiaries, and is secured by a pledge of the capital stock of present and future significant subsidiaries. At June 30, 2005, there were $32.0 million in borrowings outstanding under the $100.0 million senior bank credit facility and approximately $2.3 million of standby letters of credit outstanding against which no claims had been made. Therefore, the Company had approximately $65.7 million in available borrowings at June 30, 2005.

Interest rates under the senior bank credit facility are a function of either LIBOR or prime rate. The interest rate spreads for the senior bank credit facility range from 2.25% to 3.00% for LIBOR loans and from 1.00% to 1.75% for prime rate loans. The commitment fee rate ranges from 0.375% to 0.625%. Applicable interest rate spreads and commitment fees paid by the Company will fluctuate, within the ranges above, based upon the Company’s performance as measured by the total leverage ratio. At June 30, 2005, the interest rates on the Company’s borrowings under its senior bank credit facility ranged from 5.74% to 7.50%. These interest rates are based on spreads of 2.50% for LIBOR loans and 1.25% for prime rate loans. The senior bank credit facility requires the Company to pay unused commitment fees with respect to the revolving credit facility based on the total leverage ratio; such fee was 0.500% at June 30, 2005. The expenses related to the issuance of debt are capitalized and amortized to interest expense over the term of the related debt.

The senior bank credit facility contains certain covenants regarding total leverage, senior leverage, fixed charge coverage and net worth, and contains other restrictions, including limitations on additional borrowings, and the acquisition, disposition and securitization of assets. The Company’s ability to pay dividends is governed by the fixed charge coverage ratio. At June 30, 2005, the Company’s fixed charge coverage ratio was 2.25 to 1.0, compared to a covenant that the ratio must exceed 1.15 to 1.0; therefore, the Company had sufficient coverage to pay expected dividends. The Company completed an amendment to its senior bank credit facility on September 12, 2005, primarily to permit execution of certain elements of the equipment and facility upgrade program. The Company was in compliance with all covenants under this facility at June 30, 2005.

Senior Subordinated Notes. On June 15, 2004, the Company issued senior subordinated notes in a private placement in the aggregate principal amount of $125.0 million with an annual interest rate of 8.375%. Interest is payable semi-annually on June 15 and December 15. The senior subordinated notes have no required principal payments prior to maturity on June 15, 2014. The notes constitute unsecured senior subordinated obligations of the Company. The senior subordinated notes are guaranteed by substantially all of the Company’s subsidiaries (the “Guarantors”). The guarantees are full and unconditional obligations of the Guarantors and are joint and several among the Guarantors. Within the meaning of SEC Regulation S-X, Rule 3-10(f), the parent company has “no independent assets or operations,” each of the subsidiary Guarantors is 100% owned by the parent company issuer, and the subsidiaries not providing a guarantee of the senior subordinated notes are “minor.”

The Company can redeem the senior subordinated notes, in whole or in part, on or after June 15, 2009, at redemption prices which range from 100% to 104.188%, plus accrued and unpaid interest. In addition, at any time prior to June 15, 2007, the Company may redeem up to 35% of the original aggregate principal amount of the notes at a redemption price equal to 108.375% of their aggregate principal amount plus accrued interest with the net cash proceeds of certain public equity offerings. Each holder of the senior subordinated notes has the right to require the Company to repurchase the notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest thereon, upon the occurrence of certain events constituting a change in control of the Company.

The senior subordinated notes contain certain covenants limiting additional borrowings based on the ratio of consolidated cash flows to fixed charges and other restrictions limiting the acquisition, disposition, and securitization of assets. The senior subordinated notes permit dividends of up to $3.0 million per fiscal year and a computation for a restricted payments pool out of which additional dividends may be paid. The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions and is reduced based on payment of dividends or other restricted payments. The Company may continue to pay dividends up to $3.0 million per year or to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend. At June 30, 2005, the Company’s $3.0 million limit per year and the restricted payments pool were sufficient to cover expected dividends and, therefore, the Company was not impacted by the limitation of this covenant. The Company was in compliance with all covenants under the senior subordinated note indenture at June 30, 2005.

The net proceeds from the sale of the 8.375% senior subordinated notes in the aggregate principal amount of $125.0 million, together with borrowings under the senior bank credit facility, were used to fund the tender offer in fiscal 2004 for all of the Company’s outstanding 9.75% senior subordinated notes in the aggregate principal amount of $125.0 million, which were otherwise scheduled to mature on June 1, 2009. The Company incurred expenses of $8.3 million in fiscal 2004 associated with the refinancing of the notes consisting primarily of the tender premium and related costs of $6.8 million and the write-off of deferred loan costs related to the 9.75% senior subordinated notes of $2.0 million, offset by the benefit of certain items related to the termination of the related swap of $0.5 million as described in Hedging Arrangements, all of which were recorded as debt refinancing costs in the Consolidated Statements of Operations in fiscal 2004.

On October 18, 2004, the Company completed an exchange offering in which it exchanged $125.0 million of its 8.375% senior subordinated notes due 2014, which were registered effective August 30, 2004 under the Securities Act of 1933, as amended, for the $125.0 million aggregate of 8.375% senior subordinated notes due 2014, which were issued in a private placement on June 15, 2004.

Subordinated Promissory Notes. On May 3, 2004, the Company redeemed, in full at 100% of the principal amount thereof (plus accrued interest), the 11.5% subordinated promissory notes in the aggregate principal amount of $6.4 million, which were otherwise scheduled to mature on March 31, 2010. These notes were issued on April 1, 1999, in conjunction with the Mack acquisition and were subordinated in right of payment to the prior payment in full in cash of all of the Company’s senior and senior subordinated debt.

Other Disclosures. The fair value of debt as of June 30, 2005 and 2004 was $161.0 million and $167.6 million, respectively. Fair value for the Company’s senior subordinated notes was determined based on quoted market prices for the same or similar issues. The fair value of all other debt instruments was estimated to approximate their recorded value as their applicable interest rates approximate current market rates relative to the risk associated with the respective instrument.

Maturities of long-term debt are as follows: fiscal years 2006 and 2007 - $0 million; 2008 - $32.0 million; 2009 and 2010 - $0 million; thereafter - $126.4 million. As of June 30, 2005 and 2004, the Company had granted liens on and security interests in substantially all of the Company’s real, personal, and mixed property in connection with its senior bank credit facility.

Interest paid totaled $12.9 million, $14.9 million and $14.7 million for fiscal 2005, 2004, and 2003, respectively.

Hedging Arrangements. The Company has a strategy to optimize the ratio of the Company’s fixed-to-variable rate financing consistent with maintaining an acceptable level of exposure to the risk of interest rate fluctuations. To achieve this mix, the Company, from time to time, enters into interest rate swap agreements with various financial institutions to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts (the “notional amounts”). These agreements are hedged against the Company’s long-term borrowings and have the effect of converting the Company’s long-term borrowings from variable rate to fixed rate, or fixed rate to variable rate, as required. The differential to be paid or received is accrued each period and is recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The Company’s strategy to effectively convert variable rate financing to fixed rate financing or fixed rate financing to variable rate financing through the use of these swap agreements resulted in a reduction of interest cost of $1.1 million, $1.4 million and $1.3 million in fiscal 2005, 2004 and 2003, respectively.

At June 30, 2005 and 2004, the Company had three fixed-to-floating fair value interest rate swap agreements outstanding with a total notional amount of $40.0 million. These swaps were entered into to convert $40.0 million of the Company’s 8.375% senior subordinated notes due in 2014 to floating rate debt. The initial term of these swap agreements expires in 2014, and the counterparties have an option to terminate the agreements beginning in June 2009. Under the swap agreements, the Company receives interest payments at a fixed rate of 8.375% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 15 and June 15. These swap agreements are an effective hedge.

At June 30, 2003, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million. This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt. Under this swap agreement, the Company received interest payments at a fixed rate of 9.75% and paid interest at a variable rate that was based on the six-month LIBOR plus a spread. The swap agreement was an effective hedge. This swap agreement was terminated in June 2004 at the time the Company’s 9.75% senior subordinated notes in the aggregate principal amount of $125.0 million were repaid, resulting in a benefit of $1.1 million which was recorded as debt refinancing costs in the Consolidated Statements of Operations in fiscal 2004. In addition, in connection with repaying the 9.75% senior subordinated notes, the Company wrote-off prior deferred costs related to swap modifications of $0.9 million and the remaining unamortized gain from the termination of interest rate lock option agreements in 1999 of $0.3 million that was being amortized over the life of the 9.75% senior subordinated notes. Both of these items were also recorded as debt refinancing costs in the Consolidated Statements of Operations in fiscal 2004.

The fair value of the Company’s interest rate swap agreements, based on a mark-to-market basis, was a $1.4 million asset and $0.2 million liability at June 30, 2005 and June 30, 2004, respectively, which is recorded in the Consolidated Balance Sheets in other long term assets with an offset in long-term debt in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The notional amounts and applicable rates of the Company’s interest rate swap agreements for the years ended June 30, 2005, 2004 and 2003 were as follows:

	Paid Floating, Received Fixed
(In thousands)	2005	2004	2003
Notional amount:
Beginning balance	$40,000	$35,000	$35,000
New contracts	—	40,000	—
Terminated contracts	—	(35,000)	—

Ending Balance	$40,000	$40,000	$35,000

	Weighted-Average Interest Rates for 2005
Type of swap:	Paid	Received
Paid floating, received fixed	5.561%	8.375%

10. ASSET SECURITIZATION

On January 28, 2004, the Company terminated its accounts receivable securitization program concurrently with the refinancing of its senior bank credit facility (see Note 9), resulting in an increase in borrowing under the senior bank credit facility to repurchase receivables previously sold. Effective January 28, 2004, the accounts receivable were no longer sold to the wholly-owned, bankruptcy-remote subsidiary or to an unrelated third-party purchaser. Therefore, the amount of accounts receivable and borrowings under the senior bank credit facility in the Consolidated Balance Sheets increased during fiscal 2004. Previously, the Company used the accounts receivable securitization program to fund some of its working capital requirements.

The Company retained servicing responsibilities for all of the accounts receivable, including those sold to the unrelated third party purchaser. The Company did not receive fees for this service from the unrelated third party and had no servicing asset or liability recorded. The fees arising from the securitization transactions of $0.3 million and $0.6 million in fiscal 2004 and 2003, respectively, are reported as securitization costs in the Consolidated Statements of Operations. These fees varied based on the level of receivables sold and commercial paper rates plus a margin, and provided a lower effective rate than that available under the Company’s senior bank credit facility.

11. INCOME TAXES

Income tax expense for continuing operations for the years ended June 30, 2005, 2004, and 2003 consisted of the following:

(In thousands)	2005	2004	2003
Current:
Federal	$8,340	$4,500	$(713)
State	812	453	(217)

Total current	9,152	4,953	(930)

Deferred:
Federal	(7,934)	(750)	2,593
State	14	(79)	747

Total deferred	(7,920)	(829)	3,340

Income tax expense	$1,232	$4,124	$2,410

The amount of income tax expense for continuing operations differs from the amount obtained by application of the statutory U.S. rates to income before income taxes for the reasons shown in the following table:

(In thousands)	2005	2004	2003
Computed at statutory U.S. rate	$5,817	$3,664	$1,726
State income taxes, net of federal tax benefit	545	374	350
Mack benefit, net of valuation allowance	(5,018)	—	—
Other	(112)	86	334

Income tax expense	$1,232	$4,124	$2,410

Cash paid for income taxes totaled $5.0 million, $4.8 million, and $1.5 million during fiscal 2005, 2004, and 2003, respectively. The Company has state net operating loss carry-forwards aggregating approximately $262.5 million, which expire during fiscal years 2006 to 2024.

During the third quarter of fiscal 2005, Cadmus executed a transaction related to one of its subsidiaries, Mack Printing Company. The transaction was an internal restructuring that effectively caused the Mack subsidiary to be liquidated for tax purposes. As a result, the Company recognized a tax benefit of approximately $5.0 million ($6.6 million deferred tax benefit, less $1.6 million valuation allowance) in fiscal 2005. Although the Company believes the actual benefit realized could be significantly larger, it has recorded this amount based on applying reasonable assumptions to the range of possible outcomes in accordance with accounting requirements. The Company is pursuing certain administrative procedures to secure and determine the amount of any such additional benefit.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities in the Consolidated Balance Sheets at June 30, 2005 and 2004 are as follows:

(In thousands)	2005	2004
Assets:
Allowance for doubtful accounts	$195	$241
Employee benefits	16,175	12,821
State net operating loss carryforwards	4,404	4,883
Mack benefit	6,556	—
Restructuring costs	1,730	—
Other	2,972	2,948

Gross deferred tax assets	32,032	20,893

Liabilities:
Goodwill	2,115	1,701
Property, plant, and equipment	13,906	16,888
Other	1,423	1,073

Gross deferred tax liabilities	17,444	19,662

Valuation allowance	2,315	777

Net asset	$12,273	$454

A valuation allowance of $2.3 million is recorded for other state net operating loss benefits that are not expected to be realized.

In 2004, the American Jobs Creation Act of 2004 was signed into law. Although there are many provisions that could impact the Company, the Qualified Production Activity Deduction (QPAD), which has the effect of reducing the corporate income tax rate for domestic manufacturers, will have the most significant impact on the Company’s income tax provision. The QPAD will be phased in over five years beginning with the Company’s fiscal 2006. The Company is in the process of evaluating the impact of this law on its effective tax rate for fiscal 2006.

12. PENSION PLANS AND OTHER POST RETIREMENT BENEFIT PLANS

Pension Plans. The Company has certain defined benefit pension plans in effect that cover eligible associates, and participates in one multi-employer retirement plan that provides defined benefits to associates covered under two collective bargaining agreements. The Company also has in effect certain nonqualified, nonfunded supplemental pension plans for certain key executives. For these supplemental plans, the Company maintains certain life insurance policies on current and former key executives which are intended to defray costs and obligations under such plans. All such defined benefit plans provide benefit payments using formulas based on an associate’s compensation and length of service, or stated amounts for each year of service.

In fiscal 2003, the Company’s board of directors voted to freeze the Cadmus Pension Plan to mitigate the volatility in pension expense and required cash contributions expected in future years. The Company recorded a $0.7 million pension curtailment loss in fiscal 2003 related to these actions. The curtailment loss is included in restructuring and other charges in the Consolidated Statements of Operations. Also in fiscal 2003, the Company recorded an additional minimum pension liability in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” totaling $36.2 million ($23.8 million net of taxes) upon completion of its annual pension valuations. The adjustment to the additional minimum pension liability was included in accumulated other comprehensive loss as a direct charge to shareholders’ equity, net of related taxes.

During fiscal 2004, equity markets began to recover, resulting in an increase in the fair value of the Cadmus Pension Plan’s assets. The Company also made a cash contribution of $7.8 million to the Cadmus Pension Plan in the first quarter of fiscal 2004. As a result of these events, the Company recorded a reduction of its minimum pension liability in fiscal 2004 in accordance with SFAS No. 87 totaling $19.4 million ($12.7 million net of taxes) upon completion of its annual pension valuations. The adjustment to the additional minimum pension liability was included in accumulated other comprehensive loss as a direct increase to shareholders’ equity, net of related tax effects.

In fiscal 2005, upon completion of its annual pension valuations the Company recorded an increase to its minimum pension liability in accordance with SFAS No. 87 totaling $12.7 million ($8.4 million net of taxes). The adjustment to the additional minimum pension liability was included in accumulated other comprehensive loss as a direct charge to shareholders’ equity, net of related taxes.

The Company makes contributions to its defined benefit plans sufficient to meet the minimum funding requirements of applicable laws and regulations. Contributions to the multi-employer plan are generally based on negotiated labor contracts. The Company records charges to earnings sufficient to meet the projected benefit obligation of its supplemental plans.

The Company has acquired life insurance contracts ($19.9 million face amount at June 30, 2005 and $19.2 million face amount at June 30, 2004), the proceeds of which are intended to fund future operating expenditures, including benefits payable under the supplemental pension plans. The cash surrender value of these contracts, net of policy loans, was $3.8 million and $3.3 million at June 30, 2005 and 2004, respectively, and is included in other assets in the Consolidated Balance Sheets. The Company’s contributions to its defined benefit pension plans totaled $1.3 million, $9.0 million, and $5.6 million in fiscal 2005, 2004, and 2003, respectively. The Company does not anticipate having to contribute to its primary defined benefit pension plan in fiscal 2006, but does expect to contribute approximately $1.1 million to its other defined benefit pension plans in fiscal 2006.

Assets of the plans consist primarily of equity, fixed income securities, interest-bearing deposits in money market funds and insurance contracts. The percentage of the fair value of total plan assets held as of the March 31 measurement date for fiscal 2005 and 2004, respectively, was comprised of the following:

(In percents)	2005	2004
Equity securities	53%	68%
Fixed income securities	28	27
Hedge funds	15	—
Cash and money market funds	2	2
Insurance contracts	2	3

Total composition of plan assets	100%	100%

The Company’s investment objective is to earn the assumed actuarial return over time and achieve performance, net of fees, that exceeds certain benchmarks over a full market cycle of three to five years. The following asset allocation parameters were in place as of the Company’s measurement date:

Operating Range	Type of Investment	Target
10% - 40%	U. S. Equity Large Cap	28%
0% - 20%	U. S. Equity Small Cap	10%
5% - 15%	International Equity	10%
25% - 35%	Fixed Income	28%
0% - 45%	Hedge Funds	15%
0% - 10%	REITS	5%
0% - 7%	Cash and Money Market Funds	4%

The Company selects the expected long-term rate of return on assets in consultation with its investment advisors and actuary. This rate is intended to reflect the average rate of earnings expected to be earned on the funds invested or to be invested to provide plan benefits. Historical performance is reviewed, especially with respect to actual rates of return earned (net of inflation), for the major asset classes held or anticipated to be held by the trust, and for the trust itself. Undue weight is not given to recent experience, which may not continue over the measurement period, but rather with higher significance placed on current forecasts of future long-term economic conditions.

The measurement of the Company’s plan assets and obligations required by SFAS No. 87 is based on a March 31 measurement date.

Expected future benefit payments to participants in all of the Company’s defined benefit pension plans consist of the following:

	Payments due by fiscal years
(In thousands)	2006	2007	2008	2009	2010	2011-2015
Benefit payments	$7,530	$7,668	$7,792	$8,044	$8,300	$43,484

Post Retirement Benefit Plans. The Company maintains separate post retirement benefit plans (medical and life insurance) for certain of its Cadmus and former Mack associates. Eligible Cadmus (non-Mack) associates are eligible for retiree medical coverage for themselves and their spouses if they retire on or after attaining age 55 with ten or more years of service. Benefits differ depending upon the date of retirement.

Eligible Mack associates are eligible for retiree healthcare benefits for themselves and their spouses. In addition, the Company provides fully paid life insurance coverage with benefits ranging from $5,000 to $40,000 for certain Mack retirees. The retiree healthcare plan is contributory for all retirees who were full-time regular associates of Mack.

The following table summarizes the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets, based upon actuarial valuations:

	Pension Benefits		Post Retirement Benefits
(In thousands)	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$137,576	$141,601	$3,861	$4,298
Service cost	368	356	—	4
Interest cost	8,025	8,354	221	244
Participant contributions	—	—	867	804
Actuarial (gain) loss	9,846	(5,556)	(798)	(486)
Settlements	—	(374)	—	—
Benefit payments	(7,195)	(6,805)	(1,056)	(1,003)

Benefit obligation at end of year	$148,620	$137,576	$3,095	$3,861

Fair value of plan assets at beginning of year	$107,010	$85,259	$—	$—
Actual return on plan assets	5,102	19,844	—	—
Employer contribution	1,275	9,086	189	199
Participant contributions	—	—	867	804
Settlements	—	(374)	—	—
Benefit payments	(7,195)	(6,805)	(1,056)	(1,003)

Fair value of plan assets at end of year	$106,192	$107,010	$—	$—

Funded status	$(42,428)	$(30,566)	$(3,095)	$(3,861)
Unrecognized actuarial loss	32,534	20,155	(153)	728
Unrecognized transition asset	(559)	(661)	—	—
Unrecognized prior service cost	1,379	1,178	—	(99)
Contribution made between measurement date and fiscal year end	59	58	—	—

Net liability	$(9,015)	$(9,836)	$(3,248)	$(3,232)

Prepaid benefit cost	$998	$1,507	$—	$—
Accrued liability	(42,334)	(31,102)	(3,248)	(3,232)
Intangible asset	1,156	1,328	—	—
Accumulated other comprehensive loss	31,165	18,431	—	—

Net liability	$(9,015)	$(9,836)	$(3,248)	$(3,232)

Weighted average assumptions as of the March 31 measurement date used in determining fiscal year pension expense were as follows:

Fiscal Year	2005		2004		2003
Discount rate	6.00%		6.00	% *	7.50%
Rate of increase in compensation	5.00	% **	5.00	% **	5.00%
Long-term rate of return on plan assets	8.10%		8.90%		9.75%

Weighted average assumptions as of the March 31 measurement date used in determining pension benefit obligations as of June 30, 2005 and 2004 were as follows:

	2005		2004
Discount rate	5.75%		6.00%
Rate of increase in compensation	5.00	% **	5.00	% **

*	The Cadmus Pension Plan used a measurement date of May 14, 2003, the date the Board of Directors voted to freeze the plan. Accordingly, the discount rate for that plan was 6.00%. The discount rate for all other pension plans was 6.50%, based on a March 31, 2003 measurement date.
**	The rate of increase in compensation for fiscal 2005 and 2004 relates to the Company’s nonqualified supplemental pension plan.

The components of net periodic benefit cost for fiscal 2005, 2004 and 2003 for all plans were as follows:

	Pension Benefits			Post Retirement Benefits
(In thousands)	2005	2004	2003	2005	2004	2003
Service cost	$368	$356	$4,342	$—	$4	$9
Interest cost	8,025	8,354	8,935	221	244	347
Expected return on plan assets	(8,411)	(7,705)	(8,964)	—	—	—
Amortization of unrecognized transition obligation or asset	(102)	(81)	(81)	—	—	—
Prior service cost recognized	101	102	162	(98)	(704)	(643)
Recognized losses	407	2,005	94	83	303	403
Amortization of unrecognized loss	67	78	—	—	—	—
Curtailment loss	—	—	669	—	—	—
Contributions to multiemployer plans	581	518	37	—	—	—

Net periodic benefit cost	$1,036	$3,627	$5,194	$206	$(153)	$116

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $148.6 million, $148.6 million, and $106.2 million, respectively, as of June 30, 2005, and $137.6 million, $136.7 million, and $107.0 million, respectively, as of June 30, 2004.

Under the current provisions of the Company’s post retirement benefit plans, the Company’s contributions are at a fixed level. Therefore, healthcare cost trend rate estimates are not applicable to these plans.

In December of 2003 Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act reformed Medicare in such a way that the Company expected to receive subsidy payments beginning in 2006 for continuing retiree prescription drug benefits. In the first quarter of fiscal 2005, based on available guidance at that time, the Company adopted FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Upon adoption of the Act, the accumulated post retirement benefit obligation was reduced by $2.6 million. Subsequently issued guidance from the Centers for Medicare and Medicaid Services contains additional criteria pertaining to how plan sponsors qualify for federal subsidy payments for their Medicare-eligible plan participants. Pursuant to this new guidance, the Company will not be eligible for these payments in connection with the Medicare Part D program. As a result, the Company adjusted its benefit cost estimate and reversed amounts previously recorded as income during the third quarter of fiscal 2005.

Defined Contribution Plan. The thrift savings plan enables associates to save a portion of their earnings on a tax-deferred basis and also provides for matching contributions from the Company for a portion of the associates’ savings and fixed contributions for certain Mack union and all Cadmus non-union associates. The Company’s expense under this plan was $2.8 million, $2.0 million, and $2.0 million in fiscal 2005, 2004, and 2003, respectively.

13. SHAREHOLDERS’ EQUITY

In addition to its common stock, the Company’s authorized capital includes 1,000,000 shares of preferred stock ($1.00 par value), issuable in series, of which 100,000 shares are designated as Series A Preferred. As of June 30, 2005, none of these shares were issued or outstanding.

On February 13, 1999, the unexercised and outstanding rights issued under the Company’s 1989 shareholder rights plan expired. In February 1999, as part of a new shareholder rights plan, the Board of Directors declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The Rights become exercisable 10 days after a person or group announces that it has acquired 20% or more of the Company’s common stock or commences an exchange or tender offer for shares of the Company’s common stock (an “Acquiring Person”). Any time prior to the tenth day, the Board of Directors may redeem the Rights (in whole, but not in part) for $0.01 per Right (subject to anti-dilution adjustments) in cash or the equivalent in shares of common stock. At any time prior to the expiration of the redemption period, the Board may extend the period for redemption. The Rights are not exercisable as long as the Board retains the right to redeem them.

If the Board does not redeem the Rights, upon the expiration of the redemption period, each Right will entitle the holder to buy one unit (one one-thousandth of a share) of Series A Preferred Stock ($1.00 par value) at a purchase price of $80 per share (the “Purchase Price”), subject to anti-dilution adjustments. Once the Rights are exercisable, Rights held by an Acquiring Person, or affiliate or associate of an Acquiring Person, are null and void and cannot be exercised or exchanged by such person or group.

Once a person or group acquires 20% or more of the Company’s common stock, each Right will entitle the holder (other than an Acquiring Person), to acquire shares of Series A Preferred Stock (or at the option of the Company, common stock) at a 50% discount off the prevailing market price. Once a person or group acquires 20% or more of the Company’s common stock, if the Company is consolidated with, or merged with or into, another entity so that the Company does not survive or shares of the Company’s common stock are exchanged for shares of the other entity, or if 50% of the Company’s earnings power is sold, each Right will entitle the holder (other than an Acquiring Person) to purchase securities of the merging or purchasing entity at a 50% discount off the prevailing market price.

At any time, including after a party has become an Acquiring Person, the Company may, at its option, issue shares of common stock in exchange for all or some of the Rights (other than rights held by an Acquiring Person) at a rate of one share of common stock per Right, subject to anti-dilution adjustments. Unless earlier redeemed or exchanged, the Rights will expire on February 14, 2009.

14. INCENTIVE STOCK PLANS

Stock Options

Under the Company’s incentive stock plans that existed in fiscal year 2003, selected associates and non-employee directors were granted options to purchase its common stock at prices not less than the fair market value (or not less than 85% of the fair market value in the case of non-qualified stock options granted to associates) of the stock at the date the options were granted. All of the Company’s incentive stock option plans expired on or before June 30, 2003. As a result, no further options could be granted under these plans during fiscal 2004 and thereafter.

Options issued in fiscal year 2003 under the 1990 Long Term Incentive Stock Plan generally become exercisable over a period of three years with earlier vesting if the Company’s performance exceeds specific standards. Under the performance criteria, vesting for a year’s grants normally was accelerated if the Company’s cumulative total return reported in its annual proxy statement as of the end of any fiscal year beginning after the award date exceeds its peer group’s cumulative total return for the same period. In fiscal 2004, the Company’s cumulative total return exceeded its peer group’s cumulative total return for the five years ended June 30, 2004. As a result, all outstanding options vested as of July 1, 2004 (see Note 1).

On November 10, 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Compensation Plan. Under this plan, which provides for the automatic grant of 1,000 options for common stock to each non-employee director serving on each November 15 from 2004 to 2008, a total of 60,000 options for common stock may be issued. These options vest six months from the grant date and are exercisable up to ten years from issuance. In the second quarter of fiscal 2005, 9,000 options were issued under this plan.

Prior to fiscal 2004, the Company accounted for its stock option plans under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations. The Company adopted the fair value recognition provisions of SFAS No. 123 during the fourth quarter of fiscal 2004. The provisions of the statement were retroactively effective as of July 1, 2003. The Company selected the prospective method of adoption described in SFAS No. 148. This method requires recognition of compensation expense based on the fair value at the date of grant for awards issued after the date of adoption.

A summary of the Company’s stock option activity and related information for the fiscal years ended June 30, 2005, 2004, and 2003 follows:

	Number of Shares	Option Price Per Share	Weighted-Average Exercise Price
Outstanding at June 30, 2002	1,237,000	$7.43 to $26.88	$12.89
Exercised	(5,000)	9.00 to 9.00	9.00
Granted	166,000	9.47 to 11.17	9.51
Lapsed or canceled	(192,000)	8.81 to 26.88	14.39

Outstanding at June 30, 2003	1,206,000	$7.43 to $ 26.88	$12.20
Exercised	(109,000)	7.73 to 14.25	10.22
Lapsed or canceled	(50,000)	8.81 to 26.88	13.43

Outstanding at June 30, 2004	1,047,000	$7.43 to $26.88	$12.35
Exercised	(305,000)	7.54 to 12.88	9.91
Granted	14,000	8.81 to 14.42	12.95
Lapsed or canceled	(146,000)	7.73 to 26.88	20.14

Outstanding at June 30, 2005	610,000	$7.43 to $24.05	$11.72

Exercisable at June 30, 2003	518,000	$7.54 to $26.88	$15.23
Exercisable at June 30, 2004	527,000	$7.43 to $26.88	$14.64
Exercisable at June 30, 2005	610,000	$7.43 to $24.05	$11.72

The weighted-average remaining contractual life of options outstanding at June 30, 2005 is five years. Options are generally exercisable under the plans for periods of five to ten years from the date of grant. The following table provides additional detail of the options outstanding at June 30, 2005:

Range of Exercise Prices	Number of Options Outstanding	Weighted - Average Remaining Life (years)	Weighted- Average Exercise Price	Currently Exercisable	Weighted - Average Exercise Price
$7.43 to $13.25	479,000	5.8	$10.48	479,000	$10.48
14.25 to 17.33	120,000	2.4	15.57	120,000	15.57
24.05 to 24.05	11,000	0.1	24.05	11,000	24.05

Restricted Stock

On November 10, 2004, the Company’s shareholders approved the 2004 Key Employee Stock Compensation Plan, replacing the 1990 Stock Compensation Plan which expired on June 30, 2003. On November 10, 2004, the Human Resources and Compensation Committee of the Company’s Board of Directors adopted two 2005-2007 long term incentive subplans (LTIPs) under the 2004 Key Employee Stock Compensation Plan and pursuant to these LTIPs authorized the grant of performance-based restricted stock and performance units, which tentatively vest over the period from October 1, 2004 to June 30, 2007 if certain earnings per share targets are met. The restricted stock and performance units are generally subject to continued employment through the date of the Human Resources and Compensation Committee’s final determination of vesting during the first four months of fiscal 2008. The restricted stock and performance units also may vest in whole or in part upon satisfaction of certain performance criteria in case of death, disability, retirement, termination by Cadmus without cause, termination by an employee for good reason under an employment agreement, or change in control. Compensation expense will be recognized on a straight-line basis over the vesting period based on the estimated number of shares and performance units that will ultimately vest. No compensation expense was recognized in fiscal 2005 because no compensation was earned under the criteria of this plan.

Under provisions of the Company’s 1990 Long Term Incentive Stock Plan, which expired on June 30, 2003, the Company could award restricted shares of its common stock to provide incentive compensation to certain key associates. As of June 30, 2005, 67,500 shares of restricted stock had been granted and were outstanding, although some of these shares have vested. These shares carry voting and dividend rights; however, sale of the shares is restricted prior to vesting. The shares vest evenly over a three-year period from their grant date, subject generally to continued employment. The accrual for shares is recorded at fair market value on the date of grant with a corresponding charge to shareholders’ equity representing the unearned portion of the award. The unearned portion is amortized as compensation expense on a straight-line basis over the related vesting period.

15. SEGMENT AND RELATED INFORMATION

The Company has organized its operations in two primary segments, Publisher Services and Specialty Packaging. The Publisher Services segment provides a full range of customized content processing, production and distribution services for the STM, educational and special interest magazine markets. The Company’s Specialty Packaging segment provides high quality package design, engineering, production and fulfillment services primarily to healthcare, consumer products, and telecommunications corporations.

The accounting policies for the segments are the same as those described in Note 1. The Company primarily evaluates the performance of its operating segments based on operating income excluding gains/losses on sales of assets, and restructuring and other charges. Inter-group sales are not significant. The Company manages income taxes on a consolidated basis.

Summarized segment data for fiscal 2005, 2004, and 2003 is as follows:

(In thousands)	Publisher Services	Specialty Packaging	Total
2005
Net sales	$358,275	$78,161	$436,436
Depreciation and amortization	15,448	3,562	19,010
Operating income	35,829	7,369	43,198
Total assets	239,113	46,404	285,517
Capital expenditures	8,249	3,323	11,572

2004
Net sales	$380,243	$65,182	$445,425
Depreciation and amortization	15,776	3,173	18,949
Operating income	38,846	4,299	43,145
Total assets	249,893	39,979	289,872
Capital expenditures	9,365	4,630	13,995

2003
Net sales	$388,490	$58,429	$446,919
Depreciation and amortization	15,347	3,199	18,546
Operating income	41,877	1,709	43,586
Total assets	209,206	30,644	239,850
Capital expenditures	9,087	4,065	13,152

The Publisher Services segment generated approximately 82%, 85% and 87% of the Company’s net sales in fiscal 2005, 2004 and 2003, respectively. The Specialty Packaging segment generated approximately 18%, 15% and 13% of the Company’s net sales in fiscal 2005, 2004 and 2003, respectively.

A reconciliation of segment data to consolidated data for fiscal 2005, 2004, and 2003 is as follows:

(In thousands)	2005	2004	2003
Earnings from operations:
Reportable segment operating income	$43,198	$43,145	$43,586
Loss on sale of fixed assets	—	(24)	(468)
Unallocated shared services and other expenses, net	(7,878)	(8,816)	(10,443)
Restructuring and other charges	(5,219)	(410)	(12,015)
Interest expense	(12,869)	(14,192)	(14,602)
Debt refinancing costs	—	(8,275)	—
Securitization costs	—	(296)	(634)
Other, net	(122)	(356)	(347)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$17,110	$10,776	$5,077

The difference between reportable segment amounts and consolidated total amounts for assets, depreciation and amortization, and capital expenditures are attributable to the Company’s shared services division. Assets attributable to the Company’s shared services division totaled $35.2 million, $25.9 million and $65.1 million for fiscal 2005, 2004 and 2003, respectively. Depreciation and amortization expense attributable to the Company’s shared services division totaled $0.9 million, $1.0 million and $0.8 million for fiscal 2005, 2004 and 2003, respectively. Capital expenditures attributable to the Company’s shared services division totaled $0.5 million, $1.1 million and $2.5 million for fiscal 2005, 2004 and 2003, respectively. Included in the Publisher Services segment operating income in fiscal 2005 was a $1.0 million insurance recovery related to the misconduct of a former employee. The Company recorded the settlement in the first quarter of fiscal 2005, and it is included in other income in the Consolidated Statements of Operations.

16. RELATED PARTIES

The Company’s shareholders elected the former majority shareholder of Mack to the Board of Directors in 1999. As a result of the Company’s purchase of Mack in fiscal 1999, this director, directly or indirectly through owned companies, received as consideration an aggregate of approximately $11.2 million in cash, approximately 1.1 million shares of the Company’s common stock, $5.8 million in subordinated promissory notes of the Company (see Note 9) and approximately $52.9 million in bridge financing notes of the Company. The bridge financing notes of $52.9 million were paid in the fourth quarter of fiscal 1999. The Company paid in full the subordinated promissory notes and related accrued interest payable to this director in May 2004. Interest paid on the subordinated promissory notes was $0.6 million and $0.7 million for fiscal 2004 and 2003, respectively.

In addition, this director is a majority shareholder of a company whose indirect subsidiary leases a manufacturing and distribution facility in Baltimore, Maryland to Cadmus’ Port City Press subsidiary, which is a part of Cadmus’ Publisher Services segment. The initial term of the lease agreement, entered into in August 1998, is 20 years, with options available to the tenant to extend the lease for four additional terms of five years each, with the rent increasing approximately 14.5% every fifth year. Annual rental payments for the Baltimore facility were $1.1 million, $1.1 million, and $1.0 million for fiscal 2005, 2004 and 2003, respectively.

A former director of the Company, who retired in November 2004, is the president, and a shareholder, of a law firm retained by Cadmus to perform legal services during fiscal 2005, 2004 and 2003. Annual legal fees paid to this firm were less than $0.1 million for fiscal 2005, 2004, and 2003.

17. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising its customer base and their dispersion across different businesses and geographic regions. Net sales, excluding shipping and handling fees, to the Company’s largest customer accounted for approximately 9%, 11% and 11% of net sales in fiscal 2005, 2004 and 2003 respectively.

The Company conducts business based on periodic evaluations of its customers’ financial condition and generally does not require collateral. The Company does not believe a significant risk of loss from concentration of credit exists.

18. CONTINGENCIES

The Company is party to various legal actions which are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of any of these items, or all of them combined, will not have a materially adverse effect on its consolidated financial position or results of operations.

Selected Quarterly Data (unaudited)

(In thousands, except per share data)

2005 Quarters ended	Sept 30	Dec 31	Mar 31	June 30
Net sales	$102,977	$109,081	$113,234	$111,144
Operating income	8,227	8,601	8,883	4,390
Net income	3,183	3,467	7,134	1,207
Per share data:(1)
Net income	0.34	0.37	0.77	0.13
Cash dividends	0.0625	0.0625	0.0625	0.0625
Stock market price data:
High	$16.000	$15.400	$14.600	$18.200
Low	12.930	12.000	12.671	13.330
Close	14.470	12.800	14.100	18.000

Selected Non-GAAP Measures(2)
Operating income, as adjusted	$8,227	$8,601	$9,204	$9,288
Income, as adjusted	3,183	3,467	3,799	3,753
Earnings per share, as adjusted (1)	0.34	0.37	0.41	0.40
EBITDA(3)	13,169	13,473	14,189	14,236

2004 Quarters ended	Sept 30	Dec 31	Mar 31	June 30
Net sales	$106,909	$115,319	$113,619	$109,578
Operating income	7,087	8,801	9,072	8,935
Net income (loss)	2,100	3,070	3,536	(2,054)
Per share data:(1)
Net income (loss)	0.23	0.33	0.38	(0.22)
Cash dividends	0.05	0.05	0.05	0.05
Stock market price data:
High	$11.46	$13.38	$14.50	$15.86
Low	8.88	10.59	12.25	12.45
Close	11.27	13.00	13.36	14.75

Selected Non-GAAP Measures(2)
Operating income, as adjusted	$7,201	$8,788	$9,192	$9,124
Income, as adjusted	2,175	3,060	3,616	3,532
Earnings per share, as adjusted (1)	0.24	0.33	0.39	0.39
EBITDA(3)	12,094	13,660	14,070	14,034

(1)	Per share data assumes dilution.
(2)	In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included certain non-GAAP financial measures to provide information to assist investors in understanding the underlying operational performance of the Company. Refer to the “Selected Quarterly Data – Reconciliation of GAAP to Non-GAAP Measures” which follows this table for additional information on these measures.
(3)	Earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, debt refinancing costs, and the impact of restructuring and other charges from the computation of EBITDA.

Selected Quarterly Data – Reconciliation of GAAP to Non-GAAP Measures (unaudited)

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included certain non-GAAP financial measures to provide information to assist investors in understanding the underlying operational performance of the Company. Refer to the Use of GAAP and Non-GAAP Measures section in Management’s Discussion and Analysis for additional information on these measures.

SELECTED NON-GAAP MEASURES

(In thousands, except per share data)

2005 Quarters Ended	Sept 30	Dec 31	Mar 31	June 30
Operating income, as reported	$8,227	$8,601	$8,883	$4,390
Restructuring and other charges	—	—	321	4,898

Operating income, as adjusted	$8,227	$8,601	$9,204	$9,288

Income from continuing operations, as reported	$3,183	$3,467	$8,612	$616
Income tax expense (benefit)	1,912	1,892	(3,036)	464
Restructuring and other charges	—	—	321	4,898

Income from continuing operations before taxes, as adjusted	5,095	5,359	5,897	5,978
Income tax (expense) benefit, as adjusted	(1,912)	(1,892)	2,920	(2,225)
Mack benefit	—	—	(5,018)	—

Income from continuing operations, as adjusted	$3,183	$3,467	$3,799	$3,753

Net income per share, as reported (1)	$0.34	$0.37	$0.77	$0.13
Discontinued operations, net of taxes	—	—	0.16	(0.06)
Restructuring and other charges, net of taxes	—	—	0.02	0.33
Mack benefit	—	—	(0.54)	—

Income per share, as adjusted	$0.34	$0.37	$0.41	$0.40

Net income, as reported	$3,183	$3,467	$7,134	$1,207
Discontinued operations, net of taxes	—	—	1,478	(591)
Income tax expense (benefit)	1,912	1,892	(3,036)	464
Interest	3,174	3,203	3,239	3,253
Depreciation	4,737	4,748	4,885	4,826
Amortization	163	163	168	179
Restructuring and other charges	—	—	321	4,898

EBITDA(2)	$13,169	$13,473	$14,189	$14,236

2004 Quarters Ended	Sept 30	Dec 31	Mar 31	June 30
Operating income, as reported	$7,087	$8,801	$9,072	$8,935
Restructuring and other charges	114	(13)	120	189

Operating income, as adjusted	$7,201	$8,788	$9,192	$9,124

Income (loss) from continuing operations, as reported	$2,100	$3,070	$3,536	$(2,054)
Income tax expense (benefit)	1,381	1,880	1,704	(841)
Debt refinancing costs	—	—	—	8,275
Restructuring and other charges	114	(13)	120	189

Income from continuing operations before taxes, as adjusted	3,595	4,937	5,360	5,569
Income tax expense, as adjusted	1,420	1,877	1,744	2,037

Income from continuing operations, as adjusted	$2,175	$3,060	$3,616	$3,532

Net income (loss) per share, as reported (1)	$0.23	$0.33	$0.38	$(0.22)
Debt refinancing costs, net of taxes	—	—	—	0.60
Restructuring and other charges, net of taxes	0.01	—	0.01	0.01

Income per share, as adjusted	$0.24	$0.33	$0.39	$0.39

Net income (loss), as reported	$2,100	$3,070	$3,536	$(2,054)
Income tax expense (benefit)	1,381	1,880	1,704	(841)
Interest	3,443	3,608	3,649	3,492
Securitization costs	121	134	41	—
Depreciation	4,772	4,817	4,857	4,809
Amortization	163	164	163	164
Debt refinancing costs	—	—	—	8,275
Restructuring and other charges	114	(13)	120	189

EBITDA(2)	$12,094	$13,660	$14,070	$14,034

(1)	Per share data assumes dilution.
(2)	Earnings before interest, taxes, depreciation, amortization and securitization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, debt refinancing costs and the impact of restructuring and other charges from the computation of EBITDA.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the 2005 Proxy Statement for the Annual Meeting of Cadmus Shareholders to be mailed to shareholders on or about October 4, 2005.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the directors of Cadmus is contained in the 2005 Proxy Statement under the caption “Item 1. Election of Directors” and is incorporated herein by reference. Information regarding compliance with Section 16(a) beneficial ownership reporting is contained in the 2005 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the audit committee and the procedures by which security holders may recommend nominees to the Company’s board of directors is contained in the 2005 Proxy Statement under the caption “Cadmus Board and Committee Meetings and Attendance” and is incorporated herein by reference.

The Company has adopted a code of ethics (“Standards of Conduct”) which applies to its directors, executive officers and all of its employees. The Standards of Conduct can be accessed through the Company’s website at www.cadmus.com under the “Investors - Governance” section. The Company intends to report amendments to or waivers from the Standards of Conduct that are required to be reported in this location on the Company’s website, as permitted by applicable rules and regulations of the SEC and NASDAQ.

For information regarding the executive officers of Cadmus, see “Executive Officers of the Registrant” at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information on executive compensation is contained in the 2005 Proxy Statement under the captions “Executive Compensation,” “Stock Options,” “Employment Agreement,” “Change in Control Agreements,” “Retirement Benefits,” “Report of the Human Resources and Compensation Committee on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. Information with respect to director compensation is contained in the 2005 Proxy Statement under the caption “Directors’ Compensation” and is incorporated herein by reference. The Company’s stock performance graph is contained in the 2005 Proxy Statement under the caption “Performance Graph” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on security ownership of certain beneficial owners and management is contained in the 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans is contained in the 2005 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions with management is contained in the 2005 Proxy Statement under the caption “Certain Relationships and Other Transactions with Management” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accountant fees and services is contained in the 2005 Proxy Statement under the caption “Principal Accountant Fees” and is incorporated herein by reference. Information on the Company’s pre-approval policies is contained in the 2005 Proxy Statement under the caption “Audit Committee Pre-Approval Policy” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements included in Item 8 of this report and the financial statement schedule filed as part of this report are on pages 30 and 63 hereof, respectively.

(b) Exhibits

The Exhibits listed in the accompanying “Index of Exhibits” on pages 64 through 67 hereof are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date: September 20, 2005	/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 20th day of September 2005.

Signature		Title
/s/ Bruce V. Thomas Bruce V. Thomas		President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Paul K. Suijk Paul K. Suijk		Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*/s/ Martina L Bradford Martina L. Bradford		Director

*/s/ Thomas E. Costello Thomas E. Costello		Director

*/s/ Robert E. Evanson Robert E. Evanson		Director

*/s/ G. Waddy Garrett G. Waddy Garrett		Director

*/s/ Keith Hamill Keith Hamill		Director

*/s/ Edward B. Hutton, Jr. Edward B. Hutton, Jr.		Director

*/s/ Thomas C. Norris Thomas C. Norris		Chairman of the Board

Nathu R. Puri		Director

*/s/ James E. Rogers James E. Rogers		Director

*By	/s/ Bruce V. Thomas Bruce V. Thomas Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The Consolidated Balance Sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 2005 and 2004, and the related Consolidated Statements of Operations, Cash Flows, and Shareholders’ Equity for each of the three years in the period ended June 30, 2005, including the notes thereto, are included in Item 8. The following additional financial data should be read in conjunction with these consolidated financial statements.

Page
Financial Statement Schedules:
II - Valuation and Qualifying Accounts	63

All other schedules have been omitted because they are not applicable, because the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

SCHEDULE II

CADMUS COMMUNICATIONS CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Reserves and Allowances Deducted from Asset Accounts:	(--------Additions---------)
Allowance for Doubtful Accounts:	Balance at Beginning of Period	Charged to Costs and Other Expenses	Charged to Other Accounts- Describe	Deductions- Describe (A)	Balance at End of Period
Years Ended:
June 30, 2003	$1,962	$1,393	$—	$1,266	$2,089
June 30, 2004	2,089	1,215	—	1,592	1,712
June 30, 2005	1,712	309	—	668	1,353

(A)	Uncollectible accounts charged off, net of recoveries.

	(---------Additions--------)

Valuation Allowance for Deferred Tax Assets	Balance at Beginning of Period	Charged to Costs and Other Expenses	Charged to Other Accounts- Describe	Deductions- Describe (B)	Balance at End of Period
Years Ended:
June 30, 2003	$1,200	$370	$—	$—	$1,570
June 30, 2004	1,570	185	—	978	777
June 30, 2005	777	1,538	—	—	2,315

(B)	Reversal of allowances no longer required against losses.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-12954)).

3.2	Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (SEC File No. 0-12954)).

4.6	Rights Agreement dated as of February 15, 1999 between Cadmus Communications Corporation and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A12G filed February 11, 1999 (SEC File No. 0-12954)).

4.7	Amendment dated as of February 17, 2000 to Rights Agreement dated as of February 15, 1999 between Cadmus Communications Corporation and First Union National Bank (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 29, 2000 (SEC File No. 0-12954)).

4.8	Amendment No. 2 to Rights Agreement, dated as of May 14, 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 3, 2003 (SEC File No. 0-12954)).

4.9	Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, each of the Guarantors (as defined therein) and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-4 filed August 24, 2004 (SEC File No. 333-118509)).

4.9.1	First Supplemental Indenture dated March 1, 2005, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, each of the Guarantors (as defined therein) and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.9.1 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2005 (SEC File No. 0-12954)).

4.10	Registration Rights Agreement, dated June 15, 2004, among Cadmus Communications Corporation, certain guarantors named therein and Wachovia Capital Markets, LLC and Banc of America Securities LLC on behalf of the Initial Purchasers (incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-4 filed August 24, 2004 (SEC File No. 333-118509)).

The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Company that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

10.1*	Cadmus FY 2006 Executive Incentive Plan adopted August 9, 2005, filed herewith.

10.2*	Cadmus Supplemental Executive Retirement Plan, as restated effective July 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed September 26, 2003 (SEC File No. 0-12954)).

10.2.1*	First Amendment dated as of August 9, 2005 to Cadmus Supplemental Executive Retirement Plan, as restated effective July 1, 2002, filed herewith.

10.4*	Cadmus 1992 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form SE dated September 25, 1992).

10.5*	Cadmus 1997 Non-Employee Director Stock Compensation Plan, as amended through February 17, 2000 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed September 28, 2000 (SEC File No. 0-12954)).

10.6*	Cadmus 1990 Long Term Stock Incentive Plan, as amended effective May 10, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed September 26, 2002 (SEC File No. 0-12954)).

10.7*	Cadmus 2004 Non-Employee Director Stock Compensation Plan (incorporated by reference to Appendix C to the Company’s Proxy Statement on Schedule 14A filed September 28, 2004 (SEC File No. 0-12954)).

10.8*	Cadmus 2004 Key Employee Stock Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed September 28, 2004 (SEC File No. 0-12954)).

10.9*	Cadmus FY 2005-2007 Executive Long-Term Incentive Plan (subplan adopted November 9, 2004 under the Cadmus 2004 Key Employee Stock Compensation Plan as amended April 18, 2005), filed herewith.

10.10*	Form of Restricted Stock Award Agreement for the FY 2005-2007 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004 (SEC File No. 0-12954)).

10.11*	Cadmus FY 2005-2007 Management Long-Term Incentive Plan (subplan adopted November 9, 2004 under the Cadmus 2004 Key Employee Stock Compensation Plan as amended April 18, 2005), filed herewith.

10.12*	Form of Performance Unit Award Agreement for the FY 2005-2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004 (SEC File No. 0-12954)).

10.13*	Performance goals for the Cadmus FY 2005-2007 Executive Long-Term Incentive Plan and Cadmus FY 2005-2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed February 9, 2005 (SEC File No. 0-12954)).

10.14*	Base Salaries of Named Executive Officers, filed herewith.

10.15*	Directors’ Compensation, filed herewith.

10.20*	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Wayne B. Luck (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed September 28, 2000 (SEC File No. 0-12954)).

10.25*	Employee Retention Agreement dated as of June 27, 2000 between Cadmus Communications Corporation and Gerard P. Lux, Jr. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed September 28, 2000 (SEC File No. 0-12954)).

10.28	Series A Preferred Stock Purchase Agreement between XYVISION Enterprises, Inc. and Cadmus Communications Corporation dated as of February 16, 2001 (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2001 (SEC File No. 0-12954)).

10.34*	Employee Retention Agreement dated as of May 9, 2002 between Cadmus Communications Corporation and Stephen E. Hare (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed September 26, 2002 (SEC File No. 0-12954)).

10.36*	Employee Retention Agreement dated as of July 1, 2000 between Cadmus Communications Corporation and Bruce V. Thomas (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed September 28, 2000 (SEC File No. 0-12954)).

10.37*	Non-Qualified Savings Plan, as adopted effective March 15, 2002 (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed March 15, 2002 (SEC File No. 333-84390)).

10.39	Joint Venture Agreement, dated as of June 30, 2003, by and between Datamatics Technologies Limited and Cadmus KnowledgeWorks International LTD (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed September 26, 2003 (SEC File No. 0-12954)).

10.40*	Employee Retention Agreement dated January 20, 2003, between Cadmus Communications Corporation and Paul K. Suijk (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed September 26, 2003 (SEC File No. 0-12954)).

10.41	Second Amended and Restated Credit Agreement dated as of January 28, 2004 among Cadmus Communications Corporation, the lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Co-Lead Arranger, Bank of America, N.A., as Co-Lead Arranger and Syndication Agent and BNP Paribas, ING Capital LLC, and The Royal Bank of Scotland PLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed January 30, 2004 (SEC File No. 0-12954)).

10.41.1	First Amendment dated as of June 15, 2004 to Second Amended and Restated Credit Agreement dated as of January 28, 2004 (incorporated by reference to Exhibit 10.41.1 to the Company’s Annual Report on Form 10-K filed September 14, 2004 (SEC File No. 0-12954)).

10.41.2	Second Amendment dated as of September 17, 2004 to Second Amended and Restated Credit Agreement dated as of January 28, 2004 (incorporated by reference to Exhibit 10.41.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004 (SEC File No. 0-12954)).

10.41.3	Third Amendment dated as of February 28, 2005 to Second Amended and Restated Credit Agreement dated as of January 28, 2004 (incorporated by reference to Exhibit 10.41.3 to the Company’s Quarterly Report on Form 10-Q filed February 9, 2005 (SEC File No. 0-12954)).

10.41.4	Fourth Amendment dated as of September 12, 2005 to Second Amended and Restated Credit Agreement dated as of January 28, 2004, filed herewith.

10.42	Receivables Reassignment and Termination Agreement dated as of January 28, 2004, by and among Cadmus Receivables Corp. (the “Seller”), Cadmus Communications Corporation (the “Master Servicer”), Blue Ridge Asset Funding Corporation (the “Purchaser”), Wachovia Bank, National Association (the “Agent”), Cadmus Journal Services, Inc., Mack Printing Company, Port City Press, Inc. and Washburn Graphics, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed January 30, 2004 (SEC File No. 0-12954)).

10.43*	Amended and Restated Employment Agreement dated as of December 30, 2003 between Cadmus Communications Corporation and Bruce V. Thomas (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2004 (SEC File No. 0-12954)).

10.44*	Prepaid Retention Bonus Agreement dated as of September 10, 2004 between Cadmus Communications Corporation and Gerard P. Lux, Jr. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed September 14, 2004 (SEC File No. 0-12954)).

10.45	Software License Agreement dated as of March 29, 2004 between Cadmus Knowledgeworks International LTD and Knowledgeworks Global Private Limited (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed September 14, 2004 (SEC File No. 0-12954)).

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Ernst & Young LLP, filed herewith.

24	Powers of Attorney, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer, filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

Copies of the Form 10-K and exhibits listed above may be obtained without charge by writing to Paul K. Suijk, Senior Vice President and Chief Financial Officer, at 1801 Bayberry Court, Suite 200, Richmond, Virginia 23226.