Form 10-Q
period 2005-09-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2005-11-08
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, $0.50 Par Value	9,241,622

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$820	$237
Accounts receivable (net of allowance for doubtful accounts of $1,356 at September 30, 2005 and $1,353 at June 30, 2005)	59,625	56,497
Inventories	26,887	24,124
Deferred income taxes	6,806	6,788
Prepaid expenses and other	3,858	3,668

Total current assets	97,996	91,314

Property, plant and equipment, net	95,419	91,600
Goodwill	109,884	109,884
Other intangibles, net	3,827	3,394
Other assets	25,099	24,483

TOTAL ASSETS	$332,225	$320,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,796	$30,277
Accrued expenses and other current liabilities	23,810	24,525

Total current liabilities	62,606	54,802

Long-term debt	159,812	158,363
Long-term pension liability	32,935	32,886
Other long-term liabilities	19,763	19,764

Total liabilities	275,116	265,815

Shareholders’ equity:
Common stock ($0.50 par value; authorized shares-16,000,000; issued and outstanding shares- 9,235,569 at September 30, 2005 and 9,189,525 at June 30, 2005)	4,618	4,595
Capital in excess of par value	69,058	68,495
Unearned compensation	(74)	(108)
Retained earnings	3,979	2,369
Accumulated other comprehensive loss	(20,472)	(20,491)

Total shareholders’ equity	57,109	54,860

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$332,225	$320,675

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Net sales	$107,217	$102,977

Cost of sales	89,681	84,236
Selling and administrative expenses	9,868	11,514
Restructuring and other charges	735	—
Other income	—	(1,000)

	100,284	94,750

Operating income	6,933	8,227

Interest and other expenses:
Interest	3,493	3,174
Other, net	83	(42)

	3,576	3,132

Income before income taxes	3,357	5,095

Income tax expense	1,171	1,912

Net income	$2,186	$3,183

Earnings per share – basic	$0.24	$0.35

Weighted-average common shares outstanding	9,217	9,166

Earnings per share – diluted	$0.23	$0.34

Weighted-average common shares outstanding	9,458	9,385

Cash dividends per common share	$0.0625	$0.0625

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Operating Activities
Net income	$2,186	$3,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,736	4,900
Restructuring and other charges	735	—
Deferred income taxes	(440)	(161)
Other, net	395	(23)

	7,612	7,899

Changes in operating assets and liabilities:
Accounts receivable	(3,128)	(1,324)
Inventories	(2,763)	(738)
Accounts payable and accrued expenses	7,528	2,106
Restructuring payments	(237)	—
Contributions to defined benefit pension plans	(259)	(318)
Other, net	(1,496)	(978)

	(355)	(1,252)

Net cash provided by operating activities	7,257	6,647

Investing Activities
Purchases of property, plant and equipment	(8,614)	(1,996)
Proceeds from sales of property, plant and equipment	72	52
Acquisition of intangible assets	(642)	—

Net cash used in investing activities	(9,184)	(1,944)

Financing Activities
Proceeds from (payments on) long-term revolving credit facility	2,500	(6,100)
Dividends paid	(576)	(573)
Repurchases of common and restricted stock	—	(365)
Proceeds from exercise of stock options	586	709

Net cash provided by (used in) financing activities	2,510	(6,329)

Increase (decrease) in cash and cash equivalents	583	(1,626)

Cash and cash equivalents at beginning of period	237	1,899

Cash and cash equivalents at end of period	$820	$273

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance at June 30, 2004	9,154	$4,577	$69,362	$(306)	$(10,325)	$(12,047)	$51,261
Net income	—	—	—	—	14,991	—	14,991
Change in minimum pension liability, net of $4,310 in deferred taxes	—	—	—	—	—	(8,423)	(8,423)
Foreign currency translation	—	—	—	—	—	(21)	(21)

Comprehensive income							6,547

Cash dividends - $0.25 per share	—	—	—	—	(2,297)	—	(2,297)
Shares issued upon exercise of stock options	304	152	2,850	—	—	—	3,002
Repurchases of common stock	(260)	(130)	(3,609)	—	—	—	(3,739)
Repurchases of restricted stock	(8)	(4)	(108)	—	—	—	(112)
Amortization of unearned compensation	—	—	—	198	—	—	198

Balance at June 30, 2005	9,190	4,595	68,495	(108)	2,369	(20,491)	54,860

(the following data is unaudited)
Net income	—	—	—	—	2,186	—	2,186
Foreign currency translation	—	—	—	—	—	19	19

Comprehensive income							2,205

Cash dividends - $0.0625 per share	—	—	—	—	(576)	—	(576)
Shares issued upon exercise of stock options	46	23	563	—	—	—	586
Amortization of unearned compensation	—	—	—	34	—	—	34

Balance at September 30, 2005	9,236	$4,618	$69,058	$(74)	$3,979	$(20,472)	$57,109

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of Cadmus Communications Corporation and Subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended September 30, 2005 are not necessarily indicative of results for the entire fiscal year.

Certain previously reported amounts have been reclassified to conform to the current-year presentation.

2.	In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment upgrade plan to its Publisher Services print platform and Specialty Packaging capabilities. This program is designed to replace certain older, less efficient presses with state of-the-art and more efficient presses, to add certain needed capacity, and to permit the further rationalization of domestic manufacturing capacity. In connection with this plan, the Company incurred charges of $0.7 million in the first quarter of fiscal 2006 related to severance expenses, costs to consolidate and reorganize facilities, and additional impairment charges of equipment to be replaced. These charges were primarily related to the Publisher Services segment and are classified as restructuring and other charges in the Condensed Consolidated Statements of Operations. At September 30, 2005, the restructuring liability was $0.3 million primarily related to one-time termination benefits and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. There was no liability at June 30, 2005.

Additional restructuring costs associated with this equipment upgrade plan, which will include any costs incurred in connection with capacity rationalization among manufacturing facilities and reductions in personnel, will be incurred in the remainder of fiscal 2006. The estimated total fiscal 2006 restructuring costs relate primarily to the Publisher Services segment and include: (i) one-time termination benefits in the range of $1.0 million to $1.3 million, (ii) contract termination costs in the range of $0.2 million to $0.4 million, and (iii) costs to consolidate and reorganize facilities in the range of $1.7 million to $2.1 million. All activities in connection with this plan are expected to be completed by the end of the first quarter of fiscal 2007.

3.	The Company entered into a joint venture agreement with Datamatics Technologies Limited (“Datamatics”) on June 30, 2003, resulting in intangible assets of $3.3 million at June 30, 2003. These intangible assets are amortized using the straight-line method over a five-year period. Accumulated amortization was $1.5 million at September 30, 2005. Annual amortization expense for these assets is expected to be approximately $0.7 million per year. In the first quarter of fiscal 2006, the Company purchased certain assets to include $0.6 million in intangible assets from a content processing operation located in the United Kingdom. These intangible assets are amortized using the straight-line method over a two-year period. Other intangibles totaling $1.2 million as of September 30, 2005 and June 30, 2005 relate to assets recognized in connection with the Company’s minimum pension liability.

4.	Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 241,000 and 219,000 for the three months ended September 30, 2005 and 2004, respectively.

5.	Components of net inventories at September 30, 2005 and June 30, 2005 were as follows (in thousands):

	September 30, 2005 (unaudited)	June 30, 2005
Raw materials and supplies	$10,705	$9,523
Work in process	13,743	12,039
Finished goods	2,439	2,562

	$26,887	$24,124

6.	Long-term debt at September 30, 2005 and June 30, 2005 consisted of the following (in thousands):

	September 30, 2005 (unaudited)	June 30, 2005
Senior bank credit facility	$34,500	$32,000
8.375% senior subordinated notes, due 2014	125,000	125,000
Fair market value of interest rate swap agreements	312	1,363

	$159,812	$158,363

The interest rate spreads for the Company’s $100.0 million revolving senior bank credit facility range from 2.25% to 3.00% for LIBOR loans and from 1.00% to 1.75% for prime rate loans. The commitment fee rate ranges from 0.375% to 0.625%. Applicable interest rate spreads and commitment fees paid by the Company will fluctuate, within the ranges above, based upon the Company’s performance as measured by the total leverage ratio. At September 30, 2005, the interest rates on the Company’s borrowings under its senior bank credit facility ranged from 6.19% to 8.00%. These interest rates are based on spreads of 2.50% for LIBOR loans and 1.25% for prime rate loans. The senior bank credit facility requires the Company to pay unused commitment fees with respect to the revolving credit facility based on the total leverage ratio; such fee was 0.50% at September 30, 2005.

Both the senior bank credit facility and the senior subordinated notes contain a covenant that places restrictions on the ability of the Company to pay dividends. The Company’s ability to pay dividends under the senior bank credit facility is governed by the fixed charge coverage ratio. At September 30, 2005, the Company’s fixed charge coverage ratio was 2.16 to 1.0, compared to a covenant that the ratio must exceed 1.15 to 1.0; therefore, the Company had sufficient coverage to pay expected dividends. The senior subordinated notes permit dividends of up to $3.0 million per fiscal year and a computation for a restricted payments pool out of which additional dividends may be paid. The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions, and is reduced based on payment of dividends or other restricted payments. The Company may continue to pay dividends up to $3.0 million per fiscal year or to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend. At September 30, 2005, the Company’s $3.0 million limit per year and the restricted payments pool were sufficient to cover expected dividends and, therefore, the Company was not impacted by the limitation of this covenant.

During the first quarter of fiscal 2006, the Company entered into loan agreements to finance the purchase of certain manufacturing equipment from Heidelberg related to the Company’s previously announced comprehensive equipment upgrade program. The total available amount of the loans is approximately $14.2 million; however, no amounts were outstanding at September 30, 2005.

7.	At September 30, 2005, the Company had three fixed-to-floating fair value interest rate swap agreements outstanding with a total notional amount of $40.0 million. These swaps were entered into to convert $40.0 million of the Company’s 8.375% senior subordinated notes due in 2014 to floating rate debt. The initial term of these swap agreements expires in 2014, and the counterparties have an option to terminate the agreements beginning in June 2009. Under the swap agreements, the Company receives interest payments at a fixed rate of 8.375% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 15 and June 15. These swap agreements are an effective hedge. The fair value of the Company’s interest rate swap agreements, based on a mark-to-market basis, was a $0.3 million asset and a $1.4 million asset at September 30, 2005 and June 30, 2005, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other assets with an offset in long-term debt in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The

Company’s strategy to effectively convert fixed rate financing to variable rate financing through the use of swap agreements resulted in a reduction of interest expense of $0.1 million and $0.3 million for the three-month periods ended September 30, 2005 and 2004, respectively.

8.	The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in three primary product lines: scientific, technical and medical (“STM”) journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services. The Specialty Packaging segment provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product companies, healthcare companies and other customers.

The accounting policies for the segments conform to those described in Note 1 “Significant Accounting Policies” to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005. The Company primarily evaluates the performance of its operating segments based on operating income, excluding restructuring charges. Intergroup sales are not significant. The Company manages income taxes on a consolidated basis.

Summarized segment data is as follows:

(In thousands)	Publisher Services	Specialty Packaging	Total
Three Months Ended September 30, 2005:
Net sales	$84,660	$22,557	$107,217
Operating income	6,643	2,433	9,076

Three Months Ended September 30, 2004:
Net sales	$86,581	$16,396	$102,977
Operating income	9,465	1,214	10,679

A reconciliation of segment data to consolidated data is as follows:

	Three Months Ended September 30,
(In thousands)	2005	2004
Earnings from operations:
Reportable segment operating income	$9,076	$10,679
Unallocated shared services and other expenses	(1,408)	(2,452)
Restructuring and other charges	(735)	—
Interest expense	(3,493)	(3,174)
Other, net	(83)	42

Income before income taxes	$3,357	$5,095

9.	During the fourth quarter of fiscal 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” under the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This transition method requires recognition of compensation expense based on the fair value at the date of grant for awards issued after the date of adoption. Effective July 1, 2005, the Company adopted SFAS No. 123 (R), “Share-Based Payment” which replaced SFAS No. 123. The new standard requires public companies to treat stock options and all other forms of shared-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS No. 123. The adoption of SFAS No. 123 (R) had no impact on the Company’s condensed consolidated financial statements for the first quarter of fiscal 2006.

On November 10, 2004, the Company’s shareholders approved the 2004 Key Employee Stock Compensation Plan, replacing the 1990 Stock Compensation Plan which expired on June 30, 2003. On November 10, 2004, the Human Resources and Compensation Committee of the Company’s Board of Directors adopted two 2005-2007 long term incentive subplans (“LTIPs”) under the 2004 Key Employee Stock Compensation Plan and pursuant to these LTIPs authorized the grant of performance-based restricted stock and performance units. The restricted stock and performance units tentatively vest over the period from October 1, 2004 to June 30, 2007 if certain earnings per share targets are met. Vesting of the restricted stock and performance units is generally subject to continued employment through the date of the Human Resources and

Compensation Committee’s final determination of vesting during the first four months of fiscal 2008. The restricted stock and performance units also may vest in whole or in part upon satisfaction of certain performance criteria in case of death, disability, retirement, termination by the Company without cause, termination by an employee for good reason under an employment agreement, or change in control. Compensation expense will be recognized on a straight-line basis over the vesting period based on the estimated number of shares and performance units that will ultimately vest. No compensation expense was recognized in the first quarter of fiscal 2006 because no compensation was earned under the criteria of this plan.

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

10.	The following information is provided in connection with the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

	Pension Benefits Three Months Ended September 30,		Postretirement Benefits Three Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Service cost	$102	$91	$—	$—
Interest cost	2,059	2,007	42	16
Expected return on plan assets	(2,160)	(2,104)	—	—
Amortization of unrecognized transition amount	(25)	(25)	—	—
Amortization of prior service cost	25	25	—	(24)
Amortization of unrecognized net losses	13	17	5	—
Recognized losses (gains)	333	102	(1)	(100)
Contributions to multiemployer plans	134	148	—	—

Net periodic benefit cost (income)	$481	$261	$46	$(108)

In December of 2003 Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act reformed Medicare in such a way that the Company expected to receive subsidy payments beginning in 2006 for continuing retiree prescription drug benefits. In the first quarter of fiscal 2005, based on available guidance at that time, the Company adopted FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Upon adoption of the Act, the accumulated postretirement benefit obligation was reduced by $2.6 million. Subsequently issued guidance from the Centers for Medicare and Medicaid Services contains additional criteria pertaining to how plan sponsors qualify for federal subsidy payments for their Medicare-eligible plan participants. Pursuant to this new guidance, the Company will not be eligible for these payments in connection with the Medicare Part D program. As a result, the Company adjusted its benefit cost estimate and reversed amounts previously recorded as income during the third quarter of fiscal 2005 including $0.1 million recorded in the first quarter of fiscal 2005.

11.	The Company’s effective income tax rate was 34.9% for the first quarter of fiscal 2006, compared to 37.5% for the first quarter of fiscal 2005. The amount of tax expense differs from the amount obtained by application of the federal statutory rate primarily due to (i) the impact of state income taxes, (ii) the impact from the Section 199 deduction for domestic production activities income pursuant to the American Jobs Creation Act of 2004, and (iii) the impact from permanent book-to-tax differences.

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

The Company’s Specialty Packaging segment has achieved strong growth and greatly improved financial performance in recent years as a result of focusing on growth markets that benefit from the customized package design and production services the Company offers, particularly in the healthcare, consumer products and telecommunications markets. The Company’s U.S. packaging facility is both ISO-9001:2000 registered and has passed customer cGMP compliance audits as evidence of the high level of quality delivered to our customers. The Specialty Packaging segment has also differentiated itself by developing a proprietary network of offshore production affiliates, known as Global Packaging Solutions, and by linking those operations and its customers via a proprietary inventory management and fulfillment system.

The focus on more stable niche markets and on providing more and profitable services to those markets, when combined with the strong growth and improved profitability of the Specialty Packaging segment, has permitted the Company to achieve more stable operating results and reduce leverage in a challenging economic and industry environment.

In June 2005, the Company initiated a comprehensive equipment upgrade plan to its Publisher Services print platform and Specialty Packaging capabilities. The plan is designed to continue to grow the Company’s position in its target publishing markets, to sustain the growth generated in its Specialty Packaging segment, to retire older and less efficient press equipment, and to more aggressively rationalize capacity across its manufacturing platform. In connection with this equipment upgrade plan, the Company will be expanding and renovating several of its facilities to accommodate new equipment, to permit improved work flows, and to facilitate the rationalization of similar work currently performed at multiple sites. The Company has ordered substantially all of the equipment in connection with this plan and has commenced building renovations and site preparation. It is expected that the equipment upgrades and the expansion of facilities will be substantially complete in fiscal 2006.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of September 30, 2005, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005. The policies disclosed included the accounting for the allowance for doubtful accounts, valuation of intangible assets and goodwill, pension and other post retirement benefits, income taxes and self-insurance reserves.

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of net sales for the three-month periods ended September 30, 2005 and 2004.

	Three Months Ended September 30,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	83.6	81.8
Selling and administrative expenses	9.2	11.2
Restructuring and other charges	0.7	—
Other income	—	(1.0)

Operating income	6.5	8.0
Interest expense	3.3	3.1
Other, net	0.1	(0.1)

Income before income taxes	3.1	5.0
Income tax expense	1.1	1.9

Net income	2.0%	3.1%

Net Sales

Net sales for the first quarter of fiscal 2006 totaled $107.2 million compared with $103.0 million for the first quarter of fiscal 2005, an increase of 4%. Publisher Services segment net sales were $84.7 million, a decrease of 2% from $86.6 million last year, as growth in revenues at facilities serving the STM market was more than offset by a decline in freight and postage and in revenues at facilities primarily serving the special interest magazine market. Specialty Packaging segment net sales were $22.6 million, an increase of 38% from $16.4 million last year, as the Company continued to benefit from its Global Packaging Solutions network and previous investments in new manufacturing equipment and more efficient technology.

Cost of Sales

Cost of sales increased to 83.6% of net sales for the first quarter of fiscal 2006, compared to 81.8% of net sales for the first quarter of fiscal 2005. The increase was primarily the result of (i) additional costs incurred during the quarter within the Company’s content processing operations when the Company’s facility in Mumbai, India was temporarily non-operational due to severe flooding, (ii) costs incurred in connection with the Company’s growth-oriented initiatives, including continued expansion into the educational market, and (iii) excess capacity at the Company’s special interest magazine facilities, particularly during the month of July.

Selling and Administrative Expenses

Selling and administrative expenses totaled $9.9 million, or 9.2% of net sales, for the first quarter of fiscal 2006, compared to $11.5 million, or 11.2% of net sales, for the first quarter of fiscal 2005. The decrease in selling and administrative expenses was primarily attributable to lower compensation costs associated with the reduction in the number of domestic associates, and management’s continued focus on cost reduction efforts.

Restructuring and Other Charges

In the first quarter of fiscal 2006, the Company incurred charges of $0.7 million, or 0.7% of net sales, relating to severance expenses, costs to consolidate and reorganize facilities, and additional impairment charges of equipment to be replaced in connection with a comprehensive equipment upgrade plan initiated in fiscal 2005. These charges were primarily related to the Publisher Services segment and are classified as restructuring and other charges in the Condensed Consolidated Statements of Operations. Additional restructuring costs associated with this equipment upgrade plan, which will include any costs incurred in connection with capacity rationalization among manufacturing facilities and reductions in personnel, will be incurred in fiscal 2006. The estimated total fiscal 2006 restructuring costs relate primarily to the Publisher Services segment and include: (i) one-time termination benefits in the range of $1.0 million to $1.3 million, (ii) contract termination costs in the range of $0.2 million to $0.4 million, and (iii) costs to consolidate and reorganize facilities in the range of $1.7 million to $2.1 million. All activities in connection with this plan are expected to be completed by the end of the first quarter of fiscal 2007.

Operating Income

The Company reported operating income of $6.9 million for the first quarter of fiscal 2006, compared to $8.2 million for the first quarter of fiscal 2005. Operating income margin was 6.5% for the first quarter of fiscal 2006, compared to 8.0% for the first quarter of fiscal 2005. Included in the results for the first quarter of fiscal 2006 are restructuring and other charges of $0.7 million, or 0.7% of net sales, related to severance expenses, costs to consolidate and reorganize facilities, and additional impairment of assets to be replaced, which are part of the Company’s previously announced equipment upgrade plan. Results for the first quarter of fiscal 2005 included $1.0 million, or 1.0% of net sales, of other income from a previously disclosed insurance recovery. Adjusted for the impact of the items noted above, operating income was $7.7 million, or 7.2% of net sales, for the first quarter of fiscal 2006, compared to $7.2 million, or 7.0% of net sales, for the first quarter of fiscal 2005.

Publisher Services segment operating income was $6.6 million for the first quarter of fiscal 2006, compared to $9.5 million last year. Adjusted for the $1.0 million insurance recovery noted above, Publisher Services segment operating income was $8.5 million for the first quarter of fiscal 2005. The decline was due to (i) the $1.0 million insurance recovery recorded in the first quarter of fiscal 2005, (ii) additional costs incurred during the quarter within the Company’s content processing operations when the Company’s facility in Mumbai, India was temporarily non-operational due to severe flooding, (iii) costs incurred in connection with the Company’s growth-oriented initiatives, including continued expansion into the educational market, and (iv) excess capacity at the Company’s special interest magazine facilities, particularly during the month of July. Specialty Packaging segment operating income doubled to $2.4 million and operating income margins increased to 10.8% of net sales from 7.4% of net sales last year as the business continued to benefit from higher overall volume, improved business mix, and efficiencies derived from new and more efficient technology and global work flows.

Interest and Other Expenses

Interest expense for the first quarter of fiscal 2006 was $3.5 million, compared to $3.2 million for the first quarter of fiscal 2005. The increase in interest expense was due primarily to higher year-over-year floating interest rates and a lower positive impact from the Company’s interest rate swap agreements resulting from higher floating interest rates.

Income Tax Expense

The Company’s effective income tax rate was 34.9% for the first quarter of fiscal 2006, compared to 37.5% for the first quarter of fiscal 2005. The amount of tax expense differs from the amount obtained by application of the federal statutory rate primarily due to (i) the impact of state income taxes, (ii) the impact from the Section 199 deduction for domestic production activities income pursuant to the American Jobs Creation Act of 2004, and (iii) the impact from permanent book-to-tax differences.

Net Income

Net income totaled $2.2 million for the first quarter of fiscal 2006, compared to $3.2 million for the first quarter of fiscal 2005. Included in the results for the first quarter of fiscal 2006 are restructuring and other charges of $0.5 million, net of $0.2 million in taxes, related to severance expenses, costs to consolidate and reorganize facilities, and additional impairment of assets to be replaced, which are part of the Company’s previously announced equipment upgrade plan. Results for the first quarter of fiscal 2005 include $0.6 million, net of $0.4 million in taxes, of other income from a previously disclosed insurance recovery. Adjusted for the impact of the items noted above, income was $2.7 million for the first quarter of fiscal 2006, compared to $2.6 million for the first quarter of fiscal 2005.

Earnings Per Share

The Company reported net income of $0.23 per diluted share for the first quarter of fiscal 2006, compared to $0.34 in the first quarter of fiscal 2005. Included in the results for the first quarter of fiscal 2006 are restructuring and other charges of $0.7 million, or $0.05 per share net of taxes, related to severance expenses, costs to consolidate and reorganize facilities, and additional impairment of assets to be replaced, which are part of the Company’s previously announced equipment upgrade plan. Results for the first quarter of fiscal 2005 include $1.0 million, or $0.07 per share net of taxes, of other income from a previously disclosed insurance recovery. Adjusted for the impact of the items noted above, earnings per share was $0.28 for the first quarter of fiscal 2006, compared to $0.27 for the first quarter of fiscal 2005.

EBITDA

The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization. The Company also excludes the impact of restructuring and other charges from the computation. In the Company’s report on Form 10-Q for the first quarter of fiscal 2005, other income of $1.0 million related to a previously disclosed insurance recovery, was not excluded from the computation of EBITDA. For purposes of discussion in this report, however, the impact of the insurance recovery has been excluded from EBITDA, as management believes that excluding the impact of the insurance recovery from comparisons to the prior year better reflects the trends of the underlying operational performance of the business.

The Company believes EBITDA is a useful measure of operating performance as described in Use of GAAP and Non-GAAP Measures. In order to provide consistent comparisons of year over year EBITDA, the following reconciliation is provided:

	Three Months Ended September 30,
(In thousands)	2005		2004 (A)		Insurance Recovery (B)	2004 (C)
Net income, as reported	$2,186	2.0%	$3,183	3.1%	$(625)	$2,558	2.5%
Income tax expense	1,171	1.1	1,912	1.9	(375)	1,537	1.5
Interest	3,493	3.3	3,174	3.1		3,174	3.1
Depreciation	4,527	4.2	4,737	4.6		4,737	4.6
Amortization	209	0.2	163	0.1		163	0.1
Restructuring and other charges	735	0.7	—	—		—	—

EBITDA	$12,321	11.5%	$13,169	12.8%	$(1,000)	$12,169	11.8%

Margin percentages reflect percentage of net sales.

(A)	Reconciliation of EBITDA including the insurance recovery in the results.
(B)	Insurance recovery of $1.0 million, or $0.6 million net of taxes, for the three months ended September 30, 2004.
(C)	Reconciliation of EBITDA excluding the insurance recovery from the results.

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report the following non-GAAP financial measures: (1) “operating income” and “operating income margin” adjusted to exclude restructuring and other charges of $0.7 million for the three months ended September 30, 2005, and to exclude the impact of the $1.0 million insurance recovery for the three months ended September 30, 2004 on a consolidated basis and also from Publisher Services segment operating income, (2) “income” adjusted in the same manner and for the same items as operating income on a consolidated basis, (3) “earnings per share” adjusted in the same manner and for the same items as income, and (4) “EBITDA” and “EBITDA margin” as a percent of net sales with EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization. The Company also excludes the impact of restructuring and other charges from the computation of EBITDA.

In the Company’s report on Form 10-Q for the first quarter of fiscal 2005, other income of $1.0 million, or $0.07 per share, related to a previously disclosed insurance recovery, was not excluded from certain non-GAAP measures. For purposes of discussion in this report, however, the impact of the insurance recovery has been excluded from the prior year non-GAAP measures, as management believes that excluding the impact of the insurance recovery from comparisons to the prior year better reflects the trends of the underlying operational performance of the business.

For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, (1) the exclusion of restructuring and other charges permits comparisons of results for on-going business facilities under the current operating structure, (2) the exclusion of the insurance recovery permits comparisons of trends in the underlying operational performance of the Company, and (3) EBITDA and EBITDA margin as a percent of net sales are useful measures of operating performance before the impact of investing and financing transactions, providing meaningful comparisons between companies’ earnings power and consistent period-over-period comparisons of the Company’s performance. In addition, the Company uses these non-GAAP financial measures internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to repay outstanding liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities in the first quarter of fiscal 2006 totaled $7.3 million, compared to $6.6 million in the first quarter of fiscal 2005. The increase was primarily attributable to year-over-year net changes in working capital accounts, partially offset by restructuring payments made in the first quarter of fiscal 2006.

Investing Activities

Net cash used in investing activities was $9.2 million for the first quarter of fiscal 2006, compared to $1.9 million for the first quarter of fiscal 2005. Capital expenditures for the first quarter of fiscal 2006 totaled $8.6 million compared to $2.0 million for the first quarter of fiscal 2005, and included investments primarily in equipment for the Publisher Services and Specialty Packaging segments. The Company estimates that total capital expenditures for fiscal 2006 will be approximately $50.0 million to $60.0 million.

Financing Activities

Net cash provided by financing activities was $2.5 million for the first quarter of fiscal 2006, compared to $6.3 million of cash used in financing activities for the first quarter of fiscal 2005. For the first quarter of fiscal 2006, an increase in total debt of $2.5 million and a $0.6 million dividend payment, were partially offset by $0.6 million in proceeds from the exercise of stock options. For the first quarter of fiscal 2005, a decrease in total debt of $6.1 million, a $0.6 million dividend payment, and $0.4 million in repurchases of common and restricted stock, were partially offset by $0.7 million in proceeds from the exercise of stock options.

Long-term debt at September 30, 2005 totaled $159.8 million, compared to $158.4 million at June 30, 2005. The balance at September 30, 2005 was comprised of $34.5 million in borrowings under a revolving senior bank credit facility, $125.0 million of 8.375% senior subordinated notes due 2014, and $0.3 million of fair market value of interest rate swap agreements. The balance at June 30, 2005 was comprised of $32.0 million in borrowings under a revolving senior bank credit facility, $125.0 million of 8.375% senior subordinated notes due 2014, and $1.4 million of fair market value of interest rate swap agreements. See Notes 6 and 7 of Notes to Condensed Consolidated Financial Statements for further discussion.

At September 30, 2005, there were $34.5 million in borrowings outstanding under the $100.0 million senior bank credit facility and approximately $2.3 million of standby letters of credit outstanding against which no claims had been made. Therefore the Company had approximately $63.2 million in available borrowings at September 30, 2005. The senior bank credit facility expires on January 28, 2008.

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

Off Balance Sheet Items

As of September 30, 2005, there have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in the Company’s Report on Form 10-K for the fiscal year ended June 30, 2005.

Obligations and Commitments

As of September 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Report on Form 10-K for the fiscal year ended June 30, 2005, except for certain loan agreements to finance the purchase of manufacturing equipment as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements.

Statements contained in this report relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s expectations include but are not limited to: (1) the overall economic environment, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) the impact of price increases for energy and other materials and services affected by higher oil and fuel prices, (4) our ability to grow revenue and market share in the educational market, (5) significant price pressure in the markets in which we compete, (6) the loss of significant customers or the decrease in demand from customers, (7) our ability to continue to obtain improved efficiencies and lower production costs, (8) the financial condition and ability to pay of certain customers, (9) our ability to implement and realize the expected benefits associated with our equipment upgrade program, including our ability to successfully complete certain consolidation initiatives and effect other restructuring actions, (10) our ability to operate effectively in markets outside of North America, and (11) our ability to realize the tax benefits associated with certain transactions. Other risk factors are detailed from time to time in our other Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s Report on Form 10-K for the year ended June 30, 2005. Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 7 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” in this Report on Form 10-Q for the quarterly period ended September 30, 2005, and is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2004, the Board of Directors authorized the Company to repurchase up to 1.0 million shares of its common stock on the open market or in privately negotiated transactions. The repurchases are intended to reduce possible dilution in connection with the exercise of stock option grants. The share repurchase authorization has no stated expiration date and may be discontinued or suspended at any time or from time to time by the Board of Directors without prior notice. The Company did not repurchase any of its common stock during the three months ended September 30, 2005. As of September 30, 2005, the maximum number of shares that may yet be purchased under this plan was 739,637.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Cadmus Communications Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954)).

3.2	Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954)).

10.1*	Cadmus FY 2006 Executive Incentive Plan adopted August 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed September 22, 2005 (SEC File No. 0-12954)).

10.41.4	Fourth Amendment dated as of September 12, 2005 to Second Amended and Restated Credit Agreement dated as of January 28, 2004 (incorporated by reference to Exhibit 10.41.4 to the Company’s Annual Report on Form 10-K filed September 22, 2005 (SEC File No. 0-12954)).

10.46	Loan Agreement between Cadmus Journal Services, Inc. and AKA Ausfuhrkredit-Gesellschaft mbH (“AKA”) signed by Cadmus Journal Services, Inc. on September 15, 2005 and by AKA on September 22, 2005 (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed October 3, 2005 (SEC File No. 0-12954)).

10.47	Payment Guarantee of Cadmus Communications Corporation signed on September 15, 2005 for the benefit of AKA Ausfuhrkredit-Gesellschaft mbH (“AKA”) related to the Loan Agreement between Cadmus Journal Services, Inc. and AKA (incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed October 3, 2005 (SEC File No. 0-12954)).

10.48	Loan Agreement between Washburn Graphics, Inc. and AKA Ausfuhrkredit-Gesellschaft mbH (“AKA”) signed by Washburn Graphics, Inc. on September 15, 2005 and by AKA on September 22, 2005 (incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed October 3, 2005 (SEC File No. 0-12954)).

10.49	Payment Guarantee of Cadmus Communications Corporation signed on September 15, 2005 for the benefit of AKA Ausfuhrkredit-Gesellschaft mbH (“AKA”) related to the Loan Agreement between Washburn Graphics, Inc. and AKA (incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed October 3, 2005 (SEC File No. 0-12954)).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date:	November 8, 2005

/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2005

/s/ Paul K. Suijk
Paul K. Suijk
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)