Form 10-Q
period 2005-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2006-02-14
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2006
Common Stock, $0.50 Par Value	9,705,400

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2005	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226	$237
Accounts receivable (net of allowance for doubtful accounts of $1,292 at December 31, 2005 and $1,353 at June 30, 2005)	62,992	56,497
Inventories	29,036	24,124
Deferred income taxes	6,688	6,788
Prepaid expenses and other	3,790	3,668

Total current assets	102,732	91,314

Property, plant and equipment, net	109,968	91,600
Goodwill	109,884	109,884
Other intangibles, net	3,545	3,394
Other assets	25,516	24,483

TOTAL ASSETS	$351,645	$320,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$622	$—
Accounts payable	39,731	30,277
Accrued expenses and other current liabilities	20,495	24,525

Total current liabilities	60,848	54,802

Long-term debt	179,853	158,363
Long-term pension liability	32,976	32,886
Other long-term liabilities	20,106	19,764

Total liabilities	293,783	265,815

Shareholders’ equity:
Common stock ($0.50 par value; authorized shares - 16,000,000; issued and outstanding shares – 9,253,372 at December 31, 2005 and 9,189,525 at June 30, 2005)	4,627	4,595
Capital in excess of par value	69,272	68,495
Unearned compensation	(41)	(108)
Retained earnings	4,495	2,369
Accumulated other comprehensive loss	(20,491)	(20,491)

Total shareholders’ equity	57,862	54,860

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$351,645	$320,675

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net sales	$114,188	$109,081	$221,405	$212,058

Cost of sales	97,447	89,665	187,128	173,901
Selling and administrative expenses	10,046	10,815	19,914	22,329
Restructuring and other charges	1,478	—	2,213	—
Other income	—	—	—	(1,000)

	108,971	100,480	209,255	195,230

Operating income	5,217	8,601	12,150	16,828

Interest and other expenses:
Interest	3,406	3,203	6,899	6,377
Other, net	48	39	131	(3)

	3,454	3,242	7,030	6,374

Income before income taxes	1,763	5,359	5,120	10,454

Income tax expense	669	1,892	1,840	3,804

Net income	$1,094	$3,467	$3,280	$6,650

Earnings per common share - basic	$0.12	$0.38	$0.36	$0.72

Weighted-average common shares outstanding	9,246	9,191	9,232	9,179

Earnings per common share - diluted	$0.12	$0.37	$0.35	$0.71

Weighted-average common shares outstanding	9,491	9,353	9,474	9,369

Cash dividends per common share	$0.0625	$0.0625	$0.1250	$0.1250

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2005	2004
Operating Activities
Net income	$3,280	$6,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,590	9,811
Restructuring and other charges	2,213	—
Deferred income taxes	1,137	737
Other, net	(27)	(27)

	16,193	17,171

Changes in operating assets and liabilities:
Accounts receivable	(6,495)	37
Inventories	(4,912)	(1,413)
Accounts payable and accrued expenses	4,067	(2,100)
Contributions to defined benefit pension plans	(615)	(570)
Other, net	(3,249)	(1,820)

	(11,204)	(5,866)

Net cash provided by operating activities	4,989	11,305

Investing Activities
Purchases of property, plant and equipment	(27,772)	(5,327)
Proceeds from sales of property, plant and equipment	80	53
Acquisition of intangible assets	(610)	—

Net cash used in investing activities	(28,302)	(5,274)

Financing Activities
Proceeds from long-term borrowings	10,147	—
Proceeds from (payments on) long-term revolving credit facility	13,500	(6,300)
Dividends paid	(1,154)	(1,149)
Repurchases of common and restricted stock	—	(2,226)
Proceeds from exercise of stock options	809	1,745

Net cash provided by (used in) financing activities	23,302	(7,930)

Decrease in cash and cash equivalents	(11)	(1,899)
Cash and cash equivalents at beginning of period	237	1,899

Cash and cash equivalents at end of period	$226	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance at June 30, 2004	9,154	$4,577	$69,362	$(306)	$(10,325)	$(12,047)	$51,261
Net income	—	—	—	—	14,991	—	14,991
Change in minimum pension liability, net of $4,310 in deferred taxes	—	—	—	—	—	(8,423)	(8,423)
Foreign currency translation	—	—	—	—	—	(21)	(21)

Comprehensive income							6,547

Cash dividends - $0.25 per share	—	—	—	—	(2,297)	—	(2,297)
Shares issued upon exercise of stock options	304	152	2,850	—	—	—	3,002
Repurchases of common stock	(260)	(130)	(3,609)	—	—	—	(3,739)
Repurchases of restricted stock	(8)	(4)	(108)	—	—	—	(112)
Amortization of unearned compensation	—	—	—	198	—	—	198

Balance at June 30, 2005	9,190	4,595	68,495	(108)	2,369	(20,491)	54,860

(the following data is unaudited)
Net income	—	—	—	—	3,280	—	3,280
Foreign currency translation	—	—	—	—	—	—	—

Comprehensive income							3,280

Cash dividends - $0.125 per share	—	—	—	—	(1,154)	—	(1,154)
Shares issued upon exercise of stock options	63	32	777	—	—	—	809
Amortization of unearned compensation	—	—	—	67	—	—	67

Balance at December 31, 2005	9,253	$4,627	$69,272	$(41)	$4,495	$(20,491)	$57,862

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended December 31, 2005 are not necessarily indicative of results for the entire fiscal year.

Certain previously reported amounts have been reclassified to conform to the current year presentation.

2.	In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. This plan is designed to replace certain older, less efficient presses with state-of-the-art and more efficient presses, to add certain needed capacity, and to permit the further rationalization of domestic manufacturing capacity. In connection with this plan, the Company incurred charges of $0.7 million and $1.4 million for the three and six months ended December 31, 2005, respectively, related to severance expenses, costs to consolidate and reorganize facilities, and impairment charges of equipment to be replaced. These charges were primarily related to the Publisher Services segment and are classified as restructuring and other charges in the Condensed Consolidated Statements of Operations. At December 31, 2005, the restructuring liability was $0.8 million primarily related to one-time termination benefits and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. There was no restructuring liability at June 30, 2005.

Additional restructuring costs associated with this equipment replacement and consolidation plan, which will include any costs incurred in connection with capacity rationalization among manufacturing facilities and reductions in personnel, will be incurred in the remainder of fiscal 2006. The estimated total fiscal 2006 restructuring costs pursuant to this plan relate primarily to the Publisher Services segment and include: (i) one-time termination benefits in the range of $1.0 million to $1.3 million, (ii) contract termination costs in the range of $0.2 million to $0.7 million, and (iii) costs to consolidate and reorganize facilities in the range of $1.7 million to $2.1 million. All activities in connection with this plan are expected to be completed by the middle of fiscal 2007.

In the second quarter of fiscal 2006, costs associated with certain discontinued merger and acquisition activities in the amount of $0.8 million were charged to restructuring and other charges in the Condensed Consolidated Statements of Operations.

3.	The Company entered into a joint venture agreement with Datamatics Technologies Limited (“Datamatics”) on June 30, 2003, resulting in intangible assets of $3.3 million at June 30, 2003. These intangible assets are amortized using the straight-line method over a five-year period. Accumulated amortization for these assets was $1.6 million at December 31, 2005, and annual amortization expense is expected to be approximately $0.7 million per year. In the first quarter of fiscal 2006, the Company purchased certain assets including $0.6 million in intangible assets from a content processing operation located in the United Kingdom. These intangible assets are amortized using the straight-line method over a two-year period. Other intangibles totaling $1.2 million as of December 31, 2005 and June 30, 2005 relate to assets recognized in connection with the Company’s minimum pension liability.

4.	Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 245,000 and 242,000 for the three and six months ended December 31, 2005, respectively, and 162,000 and 190,000 for the three and six months ended December 31, 2004, respectively.

5.	Components of net inventories at December 31, 2005 and June 30, 2005 were as follows (in thousands):

	December 31, 2005	June 30, 2005
	(unaudited)
Raw materials and supplies	$10,926	$9,523
Work in process	15,505	12,039
Finished goods	2,605	2,562

	$29,036	$24,124

6.	Long-term debt at December 31, 2005 and June 30, 2005 consisted of the following (in thousands):

	December 31, 2005	June 30, 2005
	(unaudited)
Senior bank credit facility	$45,500	$32,000
8.375% senior subordinated notes, due 2014	125,000	125,000
Other	10,147	—
Fair market value of interest rate swap agreements	(172)	1,363

Total debt	180,475	158,363
Less: Current maturities of long-term debt	622	—

Long-term debt	$179,853	$158,363

The interest rate spreads for the Company’s $100.0 million revolving senior bank credit facility range from 2.25% to 3.00% for LIBOR loans and from 1.00% to 1.75% for prime rate loans. The commitment fee rate ranges from 0.375% to 0.625%. Applicable interest rate spreads and commitment fees paid by the Company will fluctuate, within the ranges above, based upon the Company’s performance as measured by the total leverage ratio. At December 31, 2005, the interest rates on the Company’s borrowings under its senior bank credit facility ranged from 6.82% to 8.50%. These interest rates are based on spreads of 2.50% for LIBOR loans and 1.25% for prime rate loans. The senior bank credit facility requires the Company to pay unused commitment fees with respect to the revolving credit facility based on the total leverage ratio; such fee was 0.50% at December 31, 2005.

Both the senior bank credit facility and the senior subordinated notes contain a covenant that places restrictions on the ability of the Company to pay dividends. The Company’s ability to pay dividends under the senior bank credit facility is governed by the fixed charge coverage ratio. At December 31, 2005, the Company’s fixed charge coverage ratio was 2.02 to 1.0, compared to a covenant that the ratio must exceed 1.15 to 1.0; therefore, the Company had sufficient coverage to pay expected dividends. The senior subordinated notes permit dividends of up to $3.0 million per fiscal year and a computation for a restricted payments pool out of which additional dividends may be paid. The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions, and is reduced based on payment of dividends or other restricted payments. The Company may continue to pay dividends up to $3.0 million per fiscal year or to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend. At December 31, 2005, the Company’s $3.0 million limit per year and the restricted payments pool were sufficient to cover expected dividends and, therefore, the Company was not impacted by the limitation of this covenant.

In September 2005, the Company entered into two senior term loan agreements to finance the purchase of certain manufacturing equipment from Heidelberg related to the Company’s equipment replacement and consolidation plan. The total available amount of these loans is approximately $14.2 million. At December 31, 2005, the total outstanding amount was $10.1 million. The interest rate spreads for these senior term loans is 0.45% above six-month LIBOR. The senior term loans require the Company to pay an unused commitment fee of 0.375% with respect to the undrawn portion of the loans. At December 31, 2005, the interest rates on the Company’s borrowings under these senior term loan agreements ranged from 4.9% to 5.1%. The term for approximately $6.4 million of the term loans is 8 years, repayable in 16 equal, consecutive, semi-annual installments commencing on the earlier of January 1, 2007 or six months following the computed delivery date of the related equipment. The term for approximately $3.7 million of the term loans is 6 years, repayable in 12 equal, consecutive, semi-annual installments commencing on the earlier of June 1, 2006 or six months following the computed delivery date of the related equipment.

7.	At December 31, 2005, the Company had three fixed-to-floating fair value interest rate swap agreements outstanding with a total notional amount of $40.0 million. These swaps were entered into to convert $40.0 million of the Company’s 8.375% senior subordinated notes due in 2014 to floating rate debt. The initial term of these swap agreements expires in 2014, and the counterparties have an option to terminate the agreements beginning in June 2009. Under the swap agreements, the Company receives interest payments at a fixed rate of 8.375% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 15 and June 15. These swap agreements are an effective hedge. The fair value of the Company’s interest rate swap agreements, based on a mark-to-market basis, was a $0.2 million liability and a $1.4 million asset at December 31, 2005 and June 30, 2005, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other assets with an offset in long-term debt in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the use of swap agreements resulted in a reduction of interest expense of $0.2 million and $0.3 million for the three months ended December 31, 2005 and 2004, respectively, and a reduction of $0.3 million and $0.6 million for the six months ended December 31, 2005 and 2004, respectively.

8.	The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in three primary product lines: scientific, technical and medical (“STM”) journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services. Specialty Packaging provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product companies, healthcare companies and other customers.

The accounting policies for the segments conform to those described in Note 1 “Significant Accounting Policies” to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005. The Company primarily evaluates the performance of its operating segments based on operating income, excluding restructuring and other charges. Intergroup sales are not significant. The Company manages income taxes on a consolidated basis.

Summarized segment data is as follows (in thousands):

	Publisher Services	Specialty Packaging	Total
Three Months Ended December 31, 2005:
Net sales	$92,209	$21,979	$114,188
Operating income	6,518	1,896	8,414

Three Months Ended December 31, 2004:
Net sales	$88,696	$20,385	$109,081
Operating income	8,693	1,925	10,618

Six Months Ended December 31, 2005:
Net sales	$176,869	$44,536	$221,405
Operating income	13,161	4,329	17,490

Six Months Ended December 31, 2004:
Net sales	$175,277	$36,781	$212,058
Operating income	18,158	3,139	21,297

A reconciliation of segment data to consolidated data is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Earnings from operations:
Reportable segment operating income	$8,414	$10,618	$17,490	$21,297
Unallocated shared services and other expenses	(1,719)	(2,017)	(3,127)	(4,469)
Restructuring and other charges	(1,478)	—	(2,213)	—

Total operating income	5,217	8,601	12,150	16,828
Interest expense	(3,406)	(3,203)	(6,899)	(6,377)
Other, net	(48)	(39)	(131)	3

Income before income taxes	$1,763	$5,359	$5,120	$10,454

9.	During the fourth quarter of fiscal 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” under the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This transition method requires recognition of compensation expense based on the fair value at the date of grant for awards issued after the date of adoption. Effective July 1, 2005, the Company adopted SFAS No. 123 (R), “Share-Based Payment” which replaced SFAS No. 123. The new standard requires public companies to treat stock options and all other forms of share-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS No. 123. The adoption of SFAS No. 123 (R) had no impact on the Company’s condensed consolidated financial statements for the three and six months ended December 31, 2005.

On November 10, 2004, the Company’s shareholders approved the 2004 Key Employee Stock Compensation Plan, replacing the 1990 Stock Compensation Plan which expired on June 30, 2003. On November 10, 2004, the Human Resources and Compensation Committee of the Company’s Board of Directors adopted two 2005-2007 long term incentive subplans (“LTIPs”) under the 2004 Key Employee Stock Compensation Plan and pursuant to these LTIPs authorized the grant of performance-based restricted stock and performance units. The restricted stock and performance units tentatively vest over the period from October 1, 2004 to June 30, 2007 if certain earnings per share targets are met. Vesting of the restricted stock and performance units is generally subject to continued employment through the date of the Human Resources and Compensation Committee’s final determination of vesting during the first four months of fiscal 2008. The restricted stock and performance units also may vest in whole or in part upon satisfaction of certain performance criteria in case of death, disability, retirement, termination by the Company without cause, termination by an employee for good reason under an employment agreement, or change in control. Compensation expense will be recognized on a straight-line basis over the vesting period based on the estimated number of shares and performance units that will ultimately vest. No compensation expense was recognized for the three and six months ended December 31, 2005 because no compensation is expected to be earned under the criteria of this plan at this time.

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

10.	The following information is provided in connection with the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (in thousands):

	Pension Benefits Three Months Ended December 31,		Postretirement Benefits Three Months Ended December 31,
	2005	2004	2005	2004
Service cost	$102	$92	$—	$—
Interest cost	2,059	2,007	42	16
Expected return on plan assets	(2,160)	(2,104)	—	—
Amortization of unrecognized transition amount	(25)	(25)	—	—
Amortization of prior service cost	25	25	—	(24)
Amortization of unrecognized net losses	13	17	5	—
Recognized losses (gains)	333	102	(1)	(100)
Contributions to multi-employer plans	147	132	—	—

Net periodic benefit cost (income)	$494	$246	$46	$(108)

	Pension Benefits Six Months Ended December 31,		Postretirement Benefits Six Months Ended December 31,
	2005	2004	2005	2004
Service cost	$204	$183	$—	$—
Interest cost	4,118	4,014	84	32
Expected return on plan assets	(4,320)	(4,208)	—	—
Amortization of unrecognized transition amount	(50)	(50)	—	—
Amortization of prior service cost	50	50	—	(48)
Amortization of unrecognized net losses	26	34	10	—
Recognized losses (gains)	666	204	(2)	(200)
Contributions to multi-employer plans	281	280	—	—

Net periodic benefit cost (income)	$975	$507	$92	$(216)

In December 2003, Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act reformed Medicare in such a way that the Company expected to receive subsidy payments beginning in 2006 for continuing retiree prescription drug benefits. In the first quarter of fiscal 2005, based on available guidance at that time, the Company adopted FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Upon adoption of the Act, the accumulated postretirement benefit obligation was reduced by $2.6 million. Subsequently issued guidance from the Centers for Medicare and Medicaid Services contains additional criteria pertaining to how plan sponsors qualify for federal subsidy payments for their Medicare-eligible plan participants. Pursuant to this new guidance, the Company will not be eligible for these payments in connection with the Medicare Part D program. As a result, the Company adjusted its benefit cost estimate and reversed amounts previously recorded as income during the third quarter of fiscal 2005 including $0.1 million recorded in each of the first and second quarters of fiscal 2005.

11.	The Company’s effective income tax rate was 37.9% for the second quarter of fiscal 2006, compared to 35.3% for the second quarter of fiscal 2005. The Company’s effective income tax rate was 35.9% for the six months ended December 31, 2005, compared to 36.4% for the six months ended December 31, 2004. The amount of tax expense differs from the amount obtained by application of the federal statutory rate primarily due to (i) the impact of state income taxes, (ii) the impact from the Section 199 deduction for domestic production activities income pursuant to the American Jobs Creation Act of 2004, and (iii) the impact from permanent book-to-tax differences.

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

The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in three primary product lines: STM journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services. Specialty Packaging provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product companies, healthcare companies and other customers.

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

The Company’s Specialty Packaging segment has achieved growth and improved financial performance in recent years as a result of focusing on growth markets that benefit from the customized package design and production services the Company offers, particularly in the healthcare, consumer products and telecommunications markets. The Company’s U.S. packaging facility is both ISO-9001:2000 registered and has passed customer cGMP compliance audits as evidence of the high level of quality delivered to our customers. The Specialty Packaging segment has also differentiated itself by developing a proprietary network of offshore production affiliates, known as Global Packaging Solutions, and by linking those operations and its customers via a proprietary inventory management and fulfillment system.

In June 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. The plan is designed to continue to grow the Company’s position in its target publishing markets, to sustain the growth generated in its Specialty Packaging segment, to retire older and less efficient press equipment, and to more aggressively rationalize capacity across its manufacturing platform. In connection with this equipment replacement and consolidation plan, the Company will be expanding and renovating several of its facilities to accommodate new equipment, to permit improved work flows, and to facilitate the rationalization of similar work currently performed at multiple sites. The Company has ordered substantially all of the equipment in connection with this plan and has commenced building renovations and site preparation. It is expected that the equipment upgrades and the expansion of facilities will be substantially complete by the middle of fiscal 2007.

The focus on more stable niche markets and on providing more and profitable services to those markets, when combined with the strong growth and improved profitability of the Specialty Packaging segment, has permitted the Company to achieve more stable operating results and reduce leverage in a challenging economic and industry environment. Despite the recent adverse effect on operating results of equipment delivery delays and operational inefficiencies from the implementation of the equipment replacement and consolidation plan, the Company believes that once fully implemented, the plan will enhance the Company’s overall competitiveness and create significant long-term value for its shareholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of December 31, 2005, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005. The policies disclosed included the accounting for the allowance for doubtful accounts, valuation of intangible assets and goodwill, pension and other post retirement benefits, income taxes and self-insurance reserves.

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of net sales for the three and six months ended December 31, 2005 and 2004.

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.3	82.2	84.5	82.0
Selling and administrative expenses	8.8	9.9	9.0	10.5
Restructuring and other charges	1.3	—	1.0	—
Other income	—	—	—	(0.4)

Operating income	4.6	7.9	5.5	7.9
Interest expense	3.0	3.0	3.1	3.0
Other, net	0.1	—	0.1	—

Income before income taxes	1.5	4.9	2.3	4.9
Income tax expense	0.6	1.7	0.8	1.8

Net income	0.9%	3.2%	1.5%	3.1%

Net Sales

Net sales for the second quarter of fiscal 2006 were $114.2 million, compared to $109.1 million in the same period last year, an increase of 4.7%. Publisher Services segment net sales for the quarter were $92.2 million, an increase of 4.0% from $88.7 million last year, as the Company experienced page and revenue growth from the STM market, continued growth in its Emerging Solutions technology offering, and improved revenue trends in its printing plants serving the special interest magazine market. Specialty Packaging segment net sales for the quarter were $22.0 million, an increase of 7.8% from $20.4 million last year, as the Company continued to benefit from its Global Packaging Solutions network and also from its investment in new and more efficient manufacturing equipment. Net sales for the first six months of fiscal 2006 totaled $221.4 million, compared with $212.1 million last year, an increase of 4.4%. Publisher Services segment net sales were $176.9 million, essentially flat with $175.3 million last year. Specialty Packaging segment net sales were $44.5 million, an increase of 21.1% from $36.8 million last year.

Cost of Sales

Cost of sales increased to 85.3% of net sales for the second quarter of fiscal 2006, compared to 82.2% of net sales in the same period of fiscal 2005, and was 84.5% and 82.0% of net sales for the six months ended December 31, 2005 and 2004, respectively. The increased costs were primarily attributable to (i) delays in the Company’s equipment replacement and consolidation plan causing high levels of overtime, offloading (both within the Company and to outside printers) and reduced efficiencies in print operations, (ii) substantially higher energy costs, (iii) negative change in the overall work mix at the Company’s special interest magazine facilities, and (iv) costs incurred in connection with the Company’s growth-oriented initiatives in the education and government markets and in the Company’s Emerging Solutions technology products.

Selling and Administrative Expenses

Selling and administrative expenses totaled $10.0 million, or 8.8% of net sales, for the second quarter of fiscal 2006, compared to $10.8 million, or 9.9% of net sales, for the same period of fiscal 2005. For the first six months of fiscal 2006, selling and administrative expenses totaled $19.9 million, or 9.0% of net sales, compared to $22.3 million, or 10.5% of net sales, for the same period of fiscal 2005. The decrease in selling and administrative expenses was primarily attributable to lower compensation costs associated with lower incentives and the reduction in the number of domestic associates, as well as management’s continued focus on cost reduction efforts.

Restructuring and Other Charges

For the three and six months ended December 31, 2005, the Company incurred charges of $0.7 million and $1.4 million, respectively, relating to severance expenses, costs to consolidate and reorganize facilities, and impairment charges of equipment to be replaced in connection with the equipment replacement and consolidation plan initiated in fiscal 2005. These charges were primarily related to the Publisher Services segment and are classified as restructuring and other charges in the

Condensed Consolidated Statements of Operations. Additional restructuring costs associated with this equipment replacement and consolidation plan, which will include any costs incurred in connection with capacity rationalization among manufacturing facilities and reductions in personnel, will be incurred in fiscal 2006. The estimated total fiscal 2006 restructuring costs pursuant to this plan relate primarily to the Publisher Services segment and include: (i) one-time termination benefits in the range of $1.0 million to $1.3 million, (ii) contract termination costs in the range of $0.2 million to $0.7 million, and (iii) costs to consolidate and reorganize facilities in the range of $1.7 million to $2.1 million. All activities in connection with this plan are expected to be completed by the middle of fiscal 2007.

In the second quarter of fiscal 2006, costs associated with certain discontinued merger and acquisition activities of $0.8 million were charged to restructuring and other charges in the Condensed Consolidated Statements of Operations.

Operating Income

The Company reported operating income of $5.2 million for the second quarter of fiscal 2006, compared to $8.6 million for the second quarter of fiscal 2005. Operating income margin was 4.6% for the second quarter of fiscal 2006, compared to 7.9% for the second quarter of fiscal 2005. For the six months ended December 31, 2005, the Company reported operating income of $12.2 million, compared to $16.8 million for the six months ended December 31, 2004. Operating income margin was 5.5% for the six months ended December 31, 2005, compared to 7.9% for the six months ended December 31, 2004.

Included in the results for the three and six months ended December 31, 2005, are restructuring and other charges of $1.5 million, or 1.3% of net sales, and $2.2 million, or 1.0% of net sales, respectively. The results for the six months ended December 31, 2004 include $1.0 million, or 0.5% of net sales, of other income from the previously disclosed insurance recovery. Adjusted for the impact of these items, operating income was $6.7 million, or 5.9% of net sales, and $8.6 million, or 7.9% of net sales, for the three months ended December 31, 2005 and 2004, respectively, and $14.4 million, or 6.5% of net sales, and $15.8 million, or 7.4% of net sales, for the six months ended December 31, 2005 and 2004, respectively.

Interest and Other Expenses

Interest expense in the second quarter of fiscal 2006 increased to $3.4 million from $3.2 million in the prior year. For the first six months of fiscal 2006, interest expense increased to $6.9 million from $6.4 million in the prior year. The increase in interest expense was due primarily to higher interest rates as compared to the prior year period and higher debt levels in the first and second quarters of fiscal 2006 due to increased capital expenditures in connection with the Company’s equipment replacement and consolidation plan.

Income Tax Expense

The Company’s effective income tax rate was 37.9% for the second quarter of fiscal 2006, compared to 35.3% for the second quarter of fiscal 2005. The Company’s effective income tax rate was 35.9% for the six months ended December 31, 2005, compared to 36.4% for the six months ended December 31, 2004. The amount of tax expense differs from the amount obtained by application of the federal statutory rate primarily due to (i) the impact of state income taxes, (ii) the impact from the Section 199 deduction for domestic production activities income pursuant to the American Jobs Creation Act of 2004, and (iii) the impact from permanent book-to-tax differences.

Net Income

Net income totaled $1.1 million for the second quarter of fiscal 2006, compared to $3.5 million for the second quarter of fiscal 2005. For the six months ended December 31, 2005, the Company reported net income of $3.3 million, compared to $6.7 million for the six months ended December 31, 2004. Included in the results for the three and six months ended December 31, 2005, are restructuring and other charges of $0.9 million, net of $0.6 million in taxes, and $1.4 million, net of $0.8 million in taxes, respectively. The results for the six months ended December 31, 2004 include $0.6 million, net of $0.4 million in taxes, of other income from a previously disclosed insurance recovery. Adjusted for the impact of these items, income was $2.0 million and $3.5 million for the three months ended December 31, 2005 and 2004, respectively, and $4.7 million and $6.0 million for the six months ended December 31, 2005 and 2004, respectively.

Earnings Per Share

The Company reported net income of $0.12 per diluted share for the second quarter of fiscal 2006, compared to $0.37 per diluted share in the second quarter of fiscal 2005. For the six months ended December 31, 2005, the Company reported net income of $0.35 per diluted share, compared to $0.71 for the six months ended December 31, 2004. Included in the results for the three and six months ended December 31, 2005, are restructuring and other charges of $1.5 million, or $0.09 per share net of taxes, and $2.2 million, or $0.14 per share net of taxes, respectively. The results for the six months ended

December 31, 2004 include $1.0 million, or $0.07 per share net of taxes, of other income from the previously disclosed insurance recovery. Adjusted for these items, earnings per share was $0.21 and $0.37 for the three months ended December 31, 2005 and 2004, respectively, and $0.49 and $0.64 for the six months ended December 31, 2005 and 2004, respectively.

EBITDA

The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization. The Company also excludes the impact of restructuring and other charges from the computation. In the Company’s report on Form 10-Q for the second quarter of fiscal 2005, other income of $1.0 million related to the previously disclosed insurance recovery was not excluded from the computation of EBITDA for the six months ended December 31, 2004. For purposes of discussion in this report, however, the impact of the insurance recovery has been excluded from EBITDA, as management believes that excluding the impact of the insurance recovery from comparisons to the prior year better reflects the trends of the underlying operational performance of the business.

The Company believes EBITDA is a useful measure of operating performance as described in “Use of GAAP and Non-GAAP Measures” below. In order to provide consistent comparisons of year over year EBITDA, the following reconciliation is provided:

	Three Months Ended December 31,
(In thousands)	2005		2004
Net income, as reported	$1,094	0.9%	$3,467	3.2%
Income tax expense	669	0.6	1,892	1.7
Interest	3,406	3.0	3,203	3.0
Depreciation	4,604	4.1	4,748	4.4
Amortization	250	0.2	163	0.1
Restructuring and other charges	1,478	1.3	—	—

EBITDA	$11,501	10.1%	$13,473	12.4%

	Six Months Ended December 31,
(In thousands)	2005		2004 (A)		Insurance Recovery (B)	2004 (C)
Net income, as reported	$3,280	1.5%	$6,650	3.1%	$(625)	$6,025	2.8%
Income tax expense	1,840	0.8	3,804	1.8	(375)	3,429	1.6
Interest	6,899	3.1	6,377	3.0		6,377	3.0
Depreciation	9,131	4.2	9,485	4.5		9,485	4.5
Amortization	459	0.2	326	0.2		326	0.2
Restructuring and other charges	2,213	1.0	—	—		—	—

EBITDA	$23,822	10.8%	$26,642	12.6%	$(1,000)	$25,642	12.1%

Margin percentages reflect percentage of net sales.

(A)	Reconciliation of EBITDA including the insurance recovery in the results.
(B)	Insurance recovery of $1.0 million, or $0.6 million net of taxes, for the six months ended December 31, 2004.
(C)	Reconciliation of EBITDA excluding the insurance recovery from the results.

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report the following non-GAAP financial measures: (1) “operating income” and “operating income margin” adjusted to exclude restructuring and other charges of $1.5 million and $2.2 million for the three and six months ended December 31, 2005, respectively, and to exclude the impact of the $1.0 million insurance recovery for the six months ended December 31, 2004, (2) “income” adjusted in the same manner and for the same items as operating income, (3) “earnings per share” adjusted in the same manner and for the same items as income, and (4) “EBITDA” and “EBITDA margin” as a percent of net sales with EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization. The Company also excludes the impact of restructuring and other charges from the computation of EBITDA.

In the Company’s report on Form 10-Q for the second quarter of fiscal 2005, other income of $1.0 million, or $0.07 per share, related to the insurance recovery, was not excluded from certain non-GAAP measures for the six months ended December 31, 2004. For purposes of discussion in this report, however, the impact of the insurance recovery has been excluded from the prior year non-GAAP measures, as management believes that excluding the impact of the insurance recovery from comparisons to the prior year better reflects the trends of the underlying operational performance of the business.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the first six months of fiscal 2006 totaled $5.0 million, compared to $11.3 million in fiscal 2005. The decrease was primarily attributable to year-over-year net changes in working capital including $0.7 million in restructuring payments made during the six months ended December 31, 2005.

Investing Activities

Net cash used in investing activities was $28.3 million for the first six months of fiscal 2006, compared to $5.3 million in the prior year. Capital expenditures for the first six months of fiscal 2006 totaled $27.8 million, compared to $5.3 million for the corresponding period of the prior year, and included investments primarily in equipment for the Publisher Services and Specialty Packaging segments in connection with the equipment replacement and consolidation plan. The Company estimates that total capital expenditures for fiscal 2006 will be approximately $50.0 to $60.0 million.

Financing Activities

Net cash provided by financing activities was $23.3 million for the first six months of fiscal 2006, compared to net cash used by financing activities of $7.9 million for the first six months of fiscal 2005. For the six months ended December 31, 2005, an increase in debt of $23.6 million primarily attributable to capital expenditures in connection with the Company’s equipment replacement and consolidation plan, and proceeds from the exercise of stock options of $0.8 million, were partially offset by $1.2 million in dividend payments. For the six months ended December 31, 2004, a decrease in total debt by $6.3 million due to lower capital spending and continued focus on working capital initiatives, $1.1 million of dividend payments, and $2.2 million pursuant to the retirement of common and restricted stock, were partially offset by $1.7 million in proceeds from the exercise of stock options.

Long-term debt at December 31, 2005 totaled $179.9 million, compared to $158.4 million at June 30, 2005. The balance at December 31, 2005 was comprised of $45.5 million in borrowings under a revolving senior bank credit facility, $125.0 million of 8.375% senior subordinated notes due 2014, $10.1 million in term loan agreements (net of $0.6 million in current maturities), and ($0.2) million fair market value of interest rate swap agreements. The balance at June 30, 2005 was comprised of $32.0 million in borrowings under a revolving senior bank credit facility, $125.0 million of 8.375% senior subordinated notes due 2014, and $1.4 million of fair market value of interest rate swap agreements. See Notes 6 and 7 of the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q for further discussion.

At December 31, 2005, there were $45.5 million in borrowings outstanding under the $100.0 million senior bank credit facility and approximately $2.3 million of standby letters of credit outstanding against which no claims had been made. Therefore, the Company had approximately $52.2 million in available borrowings at December 31, 2005. The senior bank credit facility expires on January 28, 2008.

The primary cash requirements of the Company are for debt service, capital expenditures, working capital, taxes, pension funding and dividends. The primary sources of liquidity are cash flow provided by operations and unused capacity under the Company’s senior bank credit facility and term loan agreements. The future operating performance and ability to service the Company’s debt depends on the Company’s ability to implement the business strategy and on general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company. The Company believes that these sources will provide sufficient liquidity and capital resources to meet its operating requirements for capital expenditures and working capital.

Off Balance Sheet Items

As of December 31, 2005, there have been no material changes to off balance sheet items disclosed in “Management’s Discussion and Analysis” in the Company’s report on Form 10-K for the fiscal year ended June 30, 2005.

Obligations and Commitments

As of December 31, 2005, there have been no material changes outside the normal course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s report on Form 10-K for the fiscal year ended June 30, 2005, except for certain loan agreements to finance the purchase of manufacturing equipment as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q.

Statements contained in this report relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s expectations include but are not limited to: (1) the overall economic environment, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) the impact of price increases for energy and other materials and services affected by higher oil and fuel prices, (4) our ability to grow revenue and market share in the educational market, (5) significant price pressure in the markets in which we compete, (6) the loss of significant customers or the decrease in demand from customers, (7) our ability to continue to obtain improved efficiencies and lower production costs, (8) the financial condition and ability to pay of certain customers, (9) our ability to implement and realize the expected benefits associated with our equipment replacement and consolidation plan, including our ability to successfully complete certain consolidation initiatives and effect other restructuring actions, (10) our ability to operate effectively in markets outside of North America, and (11) our ability to realize the tax benefits associated with certain transactions. Other risk factors are detailed from time to time in our Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s report on Form 10-K for the year ended June 30, 2005. Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 7 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” in this report on Form 10-Q for the quarterly period ended December 31, 2005, and is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2004, the Board of Directors authorized the Company to repurchase up to 1.0 million shares of its common stock on the open market or in privately negotiated transactions. The repurchases are intended to reduce possible dilution in connection with the exercise of stock option grants. The share repurchase authorization has no stated expiration date and may be discontinued or suspended at any time or from time to time by the Board of Directors without prior notice. The Company did not repurchase any of its common stock during the quarter ended December 31, 2005. The maximum number of shares that may yet be purchased under this plan was 739,637 at December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	At the 2005 Annual Meeting of Shareholders of the Company (“Annual Meeting”) held on November 9, 2005, 6,655,440 shares of the Company’s outstanding common stock were present in person or by proxy and entitled to vote.

(b)	At the Annual Meeting, the following matters were voted upon and received the vote set forth below:

(1) Election of Class I Directors. The nominees for director were elected (to serve until the 2008 Annual Meeting), having received the following vote:

Nominee	For	Withheld
Thomas E. Costello	5,424,102	1,231,338
Keith Hamill	5,784,336	871,104
Edward B. Hutton, Jr.	6,619,656	35,784
Nathu R. Puri	6,563,315	92,125

The following other directors continued in office after the Annual Meeting:

      Class II Directors (serving until the 2006 Annual Meeting): G. Waddy Garrett,

      Thomas C. Norris, and Bruce V. Thomas.

      Class III Directors (serving until the 2007 Annual Meeting): Martina L. Bradford,

      Robert E. Evanson, and James E. Rogers.

(2) Ratification of selection of Ernst & Young LLP as independent auditors for current fiscal year. Selection of the auditors was ratified, having received the following vote:

For:	6,469,829
Against:	175,191
Abstain:	10,420
Broker Non-vote:	—

ITEM 5. OTHER MATTERS

As previously reported on a Form 8-K filed with the Commission on December 21, 2005, on December 15, 2005, based upon the determination and approval of its Audit Committee, the Company terminated its engagement of Ernst & Young LLP as its independent registered public accounting firm primarily for cost-related concerns. On December 21, 2005, the Company engaged BDO Seidman LLP as its independent registered public accounting firm for the fiscal year ending June 30, 2006.

ITEM 6. EXHIBITS

3.1		Restated Articles of Incorporation of Cadmus Communications Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954)).

3.2		Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954)).

10.11	*	Cadmus FY 2005-2007 Management Long-Term Incentive Plan (subplan adopted November 9, 2004 under the Cadmus 2004 Key Employee Stock Compensation Plan as amended November 9, 2005), filed herewith.

10.20	*	Employee Retention Agreement dated November 29, 2005, between Cadmus Communications Corporation and Wayne B. Luck, filed herewith.

10.25	*	Employee Retention Agreement dated November 29, 2005, between Cadmus Communications Corporation and Gerard P. Lux, Jr., filed herewith.

10.34	*	Employee Retention Agreement dated November 29, 2005, between Cadmus Communications Corporation and Stephen E. Hare, filed herewith.

10.36	*	Employee Retention Agreement dated November 29, 2005, between Cadmus Communications Corporation and Bruce V. Thomas, filed herewith.

10.40	*	Employee Retention Agreement dated November 29, 2005, between Cadmus Communications Corporation and Paul K. Suijk, filed herewith.

10.50	*	Employee Retention Agreement dated November 29, 2005, between Cadmus Communications Corporation and Lisa S. Licata, filed herewith.

10.51	*	Employee Retention Agreement dated November 29, 2005, between Cadmus Communications Corporation and Bruce G. Willis, filed herewith.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

*	Indicates management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date:	February 13, 2006

/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 13, 2006

/s/ Paul K. Suijk
Paul K. Suijk
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)