Form 10-Q
period 2006-03-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2006-05-15
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, $0.50 Par Value	9,580,975

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$237
Accounts receivable (net of allowance for doubtful accounts of $1,258 at March 31, 2006 and $1,353 at June 30, 2005)	61,193	56,497
Inventories	29,389	24,124
Deferred income taxes	132	6,788
Prepaid expenses and other	16,455	3,668

Total current assets	107,169	91,314
Property, plant and equipment, net	121,554	91,600
Goodwill	109,884	109,884
Other intangibles, net	3,286	3,394
Other assets	30,838	24,483

TOTAL ASSETS	$372,731	$320,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,300	$—
Accounts payable	36,604	30,277
Accrued expenses and other current liabilities	25,900	24,525

Total current liabilities	63,804	54,802

Long-term debt	194,083	158,363
Long-term pension liability	33,011	32,886
Other long-term liabilities	21,295	19,764

Total liabilities	312,193	265,815
Shareholders’ equity:
Common stock ($0.50 par value; authorized shares - 16,000,000; issued and outstanding shares – 9,198,391 at March 31, 2006 and 9,189,525 at June 30, 2005)	4,599	4,595
Capital in excess of par value	67,784	68,495
Unearned compensation	(6)	(108)
Retained earnings	8,645	2,369
Accumulated other comprehensive loss	(20,484)	(20,491)

Total shareholders’ equity	60,538	54,860

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$372,731	$320,675

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net sales	$116,468	$113,234	$337,873	$325,292

Cost of sales	102,308	93,309	289,436	267,210
Selling and administrative expenses	11,507	10,721	31,421	33,050
Restructuring and other charges	4,653	321	6,866	321
Other income	—	—	—	(1,000)

	118,468	104,351	327,723	299,581

Operating income (loss)	(2,000)	8,883	10,150	25,711

Interest and other expenses:
Interest	3,930	3,239	10,829	9,616
Other, net	83	68	214	65

	4,013	3,307	11,043	9,681

Income (loss) from continuing operations before income taxes	(6,013)	5,576	(893)	16,030
Income tax benefit (expense)	10,740	3,036	8,900	(768)

Income from continuing operations	4,727	8,612	8,007	15,262
Loss from discontinued operations, net of $761 in federal income tax	—	(1,478)	—	(1,478)

Net income	$4,727	$7,134	$8,007	$13,784

Earnings per common share – basic:
Income from continuing operations	$0.51	$0.94	$0.87	$1.66
Loss from discontinued operations	—	(0.16)	—	(0.16)

Net income	$0.51	$0.78	$0.87	$1.50

Weighted-average common shares outstanding	9,232	9,174	9,232	9,177

Earnings per common share – diluted:
Income from continuing operations	$0.50	$0.93	$0.85	$1.63
Loss from discontinued operations	—	(0.16)	—	(0.16)

Net income	$0.50	$0.77	$0.85	$1.47

Weighted-average common shares outstanding	9,429	9,306	9,459	9,348

Cash dividends per common share	$0.0625	$0.0625	$0.1875	$0.1875

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2006	2005
Operating Activities
Net income	$8,007	$13,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,625	14,864
Restructuring and other charges	6,866	321
Deferred income taxes	(9,241)	(4,778)
Other, net	(56)	397

	20,201	24,588

Changes in operating assets and liabilities:
Accounts receivable	(4,696)	(6,063)
Inventories	(5,265)	(3,196)
Accounts payable and accrued expenses	3,684	8,164
Contributions to defined benefit pension plans	(860)	(948)
Other, net	(3,749)	298

	(10,886)	(1,745)

Net cash provided by operating activities	9,315	22,843

Investing Activities
Purchases of property, plant and equipment	(46,174)	(8,516)
Proceeds from sales of property, plant and equipment	226	56
Acquisition of intangible assets	(608)	(286)

Net cash used in investing activities	(46,556)	(8,746)

Financing Activities
Proceeds from long-term borrowings	13,942	—
Proceeds from (payments on) long-term revolving credit facility	25,500	(12,300)
Dividends paid	(1,731)	(1,722)
Repurchases of common and restricted stock	(2,091)	(3,116)
Proceeds from exercise of stock options	1,384	2,349

Net cash provided by (used in) financing activities	37,004	(14,789)

Decrease in cash and cash equivalents	(237)	(692)
Cash and cash equivalents at beginning of period	237	1,899

Cash and cash equivalents at end of period	$—	$1,207

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of	Unearned	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Par Value	Par Value	Compensation	Deficit)	Loss	Total
Balance at June 30, 2004	9,154	$4,577	$69,362	$(306)	$(10,325)	$(12,047)	$51,261
Net income	—	—	—	—	14,991	—	14,991
Change in minimum pension liability, net of $4,310 in deferred taxes	—	—	—	—	—	(8,423)	(8,423)
Foreign currency translation	—	—	—	—	—	(21)	(21)

Comprehensive income							6,547

Cash dividends - $0.25 per share	—	—	—	—	(2,297)	—	(2,297)
Shares issued upon exercise of stock options	304	152	2,850	—	—	—	3,002
Repurchases of common stock	(260)	(130)	(3,609)	—	—	—	(3,739)
Repurchases of restricted stock	(8)	(4)	(108)	—	—	—	(112)
Amortization of unearned compensation	—	—	—	198	—	—	198

Balance at June 30, 2005	9,190	4,595	68,495	(108)	2,369	(20,491)	54,860

(the following data is unaudited)
Net income	—	—	—	—	8,007	—	8,007
Foreign currency translation	—	—	—	—	—	7	7

Comprehensive income							8,014

Cash dividends - $0.1875 per share	—	—	—	—	(1,731)	—	(1,731)
Shares issued upon exercise of stock options	116	58	1,326	—	—	—	1,384
Repurchases of common stock	(108)	(54)	(2,037)	—	—	—	(2,091)
Amortization of unearned compensation	—	—	—	102	—	—	102

Balance at March 31, 2006	9,198	$4,599	$67,784	$(6)	$8,645	$(20,484)	$60,538

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended March 31, 2006 are not necessarily indicative of results for the entire fiscal year.

Certain previously reported amounts have been reclassified to conform to the current year presentation.

2.	In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. This plan is designed to replace certain older, less efficient presses with state-of-the-art and more efficient presses, to add certain needed capacity, and to permit the further rationalization of domestic manufacturing capacity. In connection with this plan, the Company incurred charges of $1.4 million and $2.8 million for the three and nine months ended March 31, 2006, respectively, related to severance expenses, costs to consolidate and reorganize facilities, and impairment charges of equipment to be replaced. These charges were primarily related to the Publisher Services segment and are classified as restructuring and other charges in the Condensed Consolidated Statements of Operations. The estimated total restructuring costs pursuant to this plan include (i) one-time termination benefits in the range of $1.4 million to $1.5 million, (ii) contract termination costs in the range of $0.2 million to $0.7 million, and (iii) costs to consolidate and reorganize facilities in the range of $1.7 million to $2.1 million. All activities in connection with this plan are expected to be completed by the middle of fiscal 2007.

Other charges and expenses classified as restructuring and other charges in the Condensed Consolidated Statements of Operations include (i) impairment charges to the carrying values of certain assets in connection with the Company’s agreement with a third-party to sell its print manufacturing and content processing facility located in Ephrata, Pennsylvania in the amount of $1.2 million for the three and nine months ended March 31, 2006, (ii) costs in connection with a management reorganization of the Company’s Publisher Services segment and related charges in the amount of $1.7 million for the three and nine months ended March 31, 2006, (iii) expenses associated with the Mack Printing Company transaction in the amount of $0.4 million and $0.3 million for the three and nine months ended March 31, 2006 and 2005, respectively, and (iv) costs associated with certain discontinued merger and acquisition activities in the amount of $0.8 million for the nine months ended March 31, 2006.

At March 31, 2006, the restructuring liability was $2.6 million primarily related to one-time termination benefits and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. There was no restructuring liability at June 30, 2005.

3.	During the third quarter of fiscal 2005, the Company executed a transaction related to one of its subsidiaries, Mack Printing Company. The transaction was an internal restructuring that effectively caused the Mack subsidiary to be liquidated. As a result, the Company recognized a tax benefit of approximately $5.0 million in the third quarter of fiscal 2005. Although the Company believed the actual benefit realized could be significantly larger at that time, it recorded that amount based on applying reasonable assumptions to the range of possible outcomes in accordance with accounting requirements.

During the second and third quarters of fiscal 2006, the Company participated in the Pre-Filing Agreement program (“PFA”) with the Internal Revenue Service (“IRS”) to review the Mack transaction to determine the amount and character of the allowable loss to be reported on its federal income tax return for the year ended June 30, 2005. In culmination of the PFA process, the Company and the IRS executed a closing agreement on March 28, 2006 providing specific guidance for the recognition of an ordinary loss deduction to be reported by the Company on its June 30, 2005 federal tax return. Based on the Company’s resolution with the IRS and as a result of reporting the Mack transaction benefit on its June 30, 2005 federal tax return filed on March 15, 2006, the Company recorded an $8.5 million benefit for the quarter ended March 31, 2006. This $8.5 million benefit is incremental to the $5.0 million recorded in the quarter ended March 31, 2005. As a result of the resolution with the IRS, the Company expects to realize a total net cash benefit of $37.4 million. The Company received $11.8 million in April 2006 and expects to receive approximately $2.9 million in early fiscal 2007 and to utilize the balance in future years as a reduction to income taxes otherwise payable on future income earned.

Excluding the Mack transaction benefit of $8.5 million and $5.0 million for the three and nine months ended March 31, 2006 and 2005, respectively, and the tax effect of discontinued operations of $1.5 million for the nine months ended March 31, 2005, the Company’s effective tax rate was 36.8% and 41.4% for the three and nine months ended March 31, 2006, respectively, and 35.6% and 36.1% for the three and nine months ended March 31, 2005, respectively. Excluding the above items, the adjusted effective tax rates differ from the amounts obtained by application of the statutory United States rates primarily due to (i) the impact of state income taxes, (ii) operating results from foreign operation, and (iii) the impact from certain permanent book-to-tax differences.

4.	On June 30, 2003, Cadmus KnowledgeWorks International Ltd. (“Cadmus International”), an indirect, wholly owned subsidiary of the Company entered into a joint venture agreement with Datamatics Technologies Limited (“Datamatics”), resulting in the formation of KnowledgeWorks Global Limited (“KGL”), a content services firm located in India. As of March 31, 2006 and since the inception of the joint venture formation, the Company had an 80% ownership interest in the joint venture and Datamatics had the remaining 20% ownership interest.

On March 31, 2006, Cadmus International entered into a joint venture termination agreement, by and among Cadmus International, Datamatics, and KGL in connection with Cadmus International’s purchase from Datamatics of its 20% interest in KGL. In accordance with the joint venture termination agreement, the joint venture agreement terminated on the date the board of directors of KGL approved and recorded the transfer of the remaining 20% interest in KGL from Datamatics to Cadmus International, which occurred on April 28, 2006. The shares representing the remaining 20% interest of KGL and the agreements related to the termination of the joint venture agreement were held in escrow until the cash consideration for the transaction was satisfied. Until those events occurred, the joint venture agreement between Cadmus International and Datamatics remained in effect. The total consideration paid by Cadmus International to Datamatics was $2.1 million which included (i) $1.5 million for the shares representing the remaining 20% interest in KGL, (ii) $0.4 million in transaction costs, and (iii) $0.2 million for software maintenance services covering the period April 1, 2006 to June 30, 2008.

5.	In connection with the joint venture agreement between Cadmus International and Datamatics entered into on June 30, 2003, Cadmus International exchanged consideration with Datamatics resulting in intangible assets of $3.3 million at June 30, 2003. These intangible assets are amortized using the straight-line method over a five-year period. Accumulated amortization for these assets was $1.8 million at March 31, 2006, and annual amortization expense is expected to be $0.7 million per year. In the first quarter of fiscal 2006, the Company purchased certain assets including $0.6 million in intangible assets from a content processing operation located in the United Kingdom. These intangible assets are amortized using the straight-line method over a two-year period. Other intangibles totaling $1.2 million as of March 31, 2006 and June 30, 2005 relate to assets recognized in connection with the Company’s minimum pension liability.

6.	Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 197,000 and 227,000 for the three and nine months ended March 31, 2006, respectively, and 132,000 and 171,000 for the three and nine months ended March 31, 2005, respectively.

7.	Components of net inventories at March 31, 2006 and June 30, 2005 were as follows (in thousands):

	March 31, 2006 (unaudited)	June 30, 2005
Raw materials and supplies	$11,334	$9,523
Work in process	15,903	12,039
Finished goods	2,152	2,562

	$29,389	$24,124

8.	Long-term debt at March 31, 2006 and June 30, 2005 consisted of the following (in thousands):

	March 31, 2006 (unaudited)	June 30, 2005
Senior bank credit facility	$57,500	$32,000
8.375% senior subordinated notes, due 2014	125,000	125,000
Other	13,942	—
Fair market value of interest rate swap agreements	(1,059)	1,363

Total debt	195,383	158,363
Less: Current maturities of long-term debt	1,300	—

Long-term debt	$194,083	$158,363

The interest rate spreads for the Company’s $100.0 million revolving senior bank credit facility range from 2.25% to 3.00% for LIBOR loans and from 1.00% to 1.75% for prime rate loans. The commitment fee rate ranges from 0.375% to 0.625%. Applicable interest rate spreads and commitment fees paid by the Company will fluctuate, within the ranges above, based upon the Company’s performance as measured by the total leverage ratio. At March 31, 2006, the interest rates on the Company’s borrowings under its senior bank credit facility ranged from 7.42% to 9.25%. These interest rates are based on spreads of 2.75% for LIBOR loans and 1.50% for prime rate loans. The senior bank credit facility requires the Company to pay unused commitment fees with respect to the revolving credit facility based on the total leverage ratio; such fee was 0.50% at March 31, 2006.

Both the senior bank credit facility and the senior subordinated notes contain a covenant that places restrictions on the ability of the Company to pay dividends. The Company’s ability to pay dividends under the senior bank credit facility is governed by the fixed charge coverage ratio. At March 31, 2006, the Company’s fixed charge coverage ratio was 1.37 to 1.0, compared to a covenant that the ratio must exceed 1.15 to 1.0; therefore, the Company had sufficient coverage to pay expected dividends. The senior subordinated notes permit dividends of up to $3.0 million per fiscal year and a computation for a restricted payments pool out of which additional dividends may be paid. The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions, and is reduced based on payment of dividends or other restricted payments. The Company may continue to pay dividends up to $3.0 million per fiscal year or to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend. At March 31, 2006, the Company’s $3.0 million limit per year and the restricted payments pool were sufficient to cover expected dividends and, therefore, the Company was not impacted by the limitation of this covenant.

In September 2005, the Company entered into two senior term loan agreements to finance the purchase of certain manufacturing equipment from Heidelberg related to the Company’s equipment replacement and consolidation plan. The total available amount of these loans is approximately $14.2 million. At March 31, 2006, the total outstanding amount was $13.9 million. The interest rate spreads for these senior term loans is 0.45% above six-month LIBOR. The senior term loans require the Company to pay an unused commitment fee of 0.375% with respect to the undrawn portion of the loans. At March 31, 2006, the interest rates on the Company’s borrowings under these senior term loan agreements ranged from 5.1% to 5.4%. The term for approximately $9.8 million of the term loans is 8 years, repayable in 16 equal, consecutive, semi-annual installments commencing on the earlier of January 1, 2007 or six months following the computed delivery date of the related equipment. The term for approximately $4.1 million of the term loans is 6 years, repayable in 12 equal, consecutive, semi-annual installments commencing on the earlier of June 1, 2006 or six months following the computed delivery date of the related equipment.

9.	At March 31, 2006, the Company had three fixed-to-floating fair value interest rate swap agreements outstanding with a total notional amount of $40.0 million. These swaps were entered into to convert $40.0 million of the Company’s 8.375% senior subordinated notes due in 2014 to floating rate debt. The initial term of these swap agreements expires in 2014, and the counterparties have an option to terminate the agreements beginning in June 2009. Under the swap agreements, the Company receives interest payments at a fixed rate of 8.375% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 15 and June 15. These swap agreements are an effective hedge. The fair value of the Company’s interest rate swap agreements, based on a mark-to-market basis, was a $1.1 million liability and a $1.4 million asset at March 31, 2006 and June 30, 2005, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other liabilities with an offset in long-term debt in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The

Company’s strategy to effectively convert fixed rate financing to variable rate financing through the use of swap agreements resulted in no reduction of interest expense for the three months ended March 31, 2006, a reduction of $0.3 million for the three months ended March 31, 2005, and a reduction of $0.3 million and $0.9 million for the nine months ended March 31, 2006 and 2005, respectively.

10.	The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in three primary product lines: scientific, technical and medical (“STM”) journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services. Specialty Packaging provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product companies, healthcare companies and other customers.

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

Summarized segment data is as follows (in thousands):

	Publisher Services	Specialty Packaging	Total
Three Months Ended March 31, 2006:
Net sales	$93,334	$23,134	$116,468
Operating income	2,751	1,905	4,656

Three Months Ended March 31, 2005:
Net sales	$91,614	$21,620	$113,234
Operating income	8,793	2,650	11,443

Nine Months Ended March 31, 2006:
Net sales	$270,203	$67,670	$337,873
Operating income	15,912	6,234	22,146

Nine Months Ended March 31, 2005:
Net sales	$266,891	$58,401	$325,292
Operating income	26,951	5,789	32,740

A reconciliation of segment data to consolidated data is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Earnings from operations:
Reportable segment operating income	$4,656	$11,443	$22,146	$32,740
Unallocated shared services and other expenses	(2,003)	(2,239)	(5,130)	(6,708)
Restructuring and other charges	(4,653)	(321)	(6,866)	(321)

Total operating income (loss)	(2,000)	8,883	10,150	25,711
Interest expense	(3,930)	(3,239)	(10,829)	(9,616)
Other, net	(83)	(68)	(214)	(65)

Income (loss) before income taxes	$(6,013)	$5,576	$(893)	$16,030

11.	During the fourth quarter of fiscal 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” under the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This transition method requires recognition of compensation expense based on the fair value at the date of grant for awards issued after the date of adoption. Effective July 1, 2005, the Company adopted SFAS No. 123 (R), “Share-Based Payment” which replaced SFAS No. 123. The new standard requires public companies to treat stock options and all other forms of share-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS No. 123. The adoption of SFAS No. 123 (R) had no impact on the Company’s condensed consolidated financial statements for the three and nine months ended March 31, 2006.

On November 10, 2004, the Company’s shareholders approved the 2004 Key Employee Stock Compensation Plan, replacing the 1990 Stock Compensation Plan which expired on June 30, 2003. On November 10, 2004, the Human Resources and Compensation Committee of the Company’s Board of Directors adopted two 2005-2007 long term incentive subplans (“LTIPs”) under the 2004 Key Employee Stock Compensation Plan and pursuant to these LTIPs authorized the grant of performance-based restricted stock and performance units. The restricted stock and performance units tentatively vest over the period from October 1, 2004 to June 30, 2007 if certain earnings per share targets are met. Vesting of the restricted stock and performance units is generally subject to continued employment through the date of the Human Resources and Compensation Committee’s final determination of vesting during the first four months of fiscal 2008. The restricted stock and performance units also may vest in whole or in part upon satisfaction of certain performance criteria in case of death, disability, retirement, termination by the Company without cause, termination by an employee for good reason under an employment agreement, or change in control. Compensation expense will be recognized on a straight-line basis over the vesting period based on the estimated number of shares and performance units that will ultimately vest. No compensation expense was recognized for the three and nine months ended March 31, 2006 because no compensation is expected to be earned under the criteria of this plan at this time.

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

12.	The following information is provided in connection with the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (in thousands):

	Pension Benefits Three Months Ended March 31,		Postretirement Benefits Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$102	$92	$—	$1
Interest cost	2,059	2,007	42	166
Expected return on plan assets	(2,160)	(2,104)	—	—
Amortization of unrecognized transition amount	(25)	(25)	—	—
Amortization of prior service cost	25	25	—	(74)
Amortization of unrecognized net losses	13	17	4	—
Recognized losses (gains)	334	102	(1)	257
Contributions to multi-employer plans	151	136	—	—

Net periodic benefit cost	$499	$250	$45	$350

	Pension Benefits Nine Months Ended March 31,		Postretirement Benefits Nine Months Ended March 31,
	2006	2005	2006	2005
Service cost	$306	$276	$—	$1
Interest cost	6,178	6,021	125	166
Expected return on plan assets	(6,479)	(6,312)	—	—
Amortization of unrecognized transition amount	(76)	(75)	—	—
Amortization of prior service cost	76	75	—	(74)
Amortization of unrecognized net losses	39	51	14	—
Recognized losses (gains)	1,000	306	(2)	57
Contributions to multi-employer plans	431	416	—	—

Net periodic benefit cost	$1,475	$758	$137	$150

In December 2003, Congress passed the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). The Act reformed Medicare in such a way that the Company expected to receive subsidy payments beginning in 2006 for continuing retiree prescription drug benefits. In the first quarter of fiscal 2005, based on available guidance at that time, the Company adopted FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Upon adoption of the Act, the accumulated postretirement benefit obligation was reduced by $2.6 million. Subsequently issued guidance from the Centers for Medicare and Medicaid Services contained additional criteria pertaining to how plan sponsors qualify for federal subsidy payments for their Medicare-eligible plan participants. Pursuant to this new guidance, the Company will not be eligible for these payments in connection with the Medicare Part D program. As a result, the Company adjusted its benefit cost estimate and reversed amounts previously recorded as income with a combined impact of $0.3 million recorded in the third quarter of fiscal 2005.

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

EXECUTIVE SUMMARY

The Company focuses primarily on niche markets where it sees underlying demand strength, a willingness on the part of customers to outsource non-core activities, and relatively few large and well-positioned competitors. More specifically, the Company has focused on providing outsourced publisher services (both content processing and printing) for the scholarly publishing, educational and other markets. The Company has a leading position in the STM market and delivers customized content processing services using state-of-the-art technologies, in addition to traditional print services. The Company has continued to invest in opportunities in the educational and government services markets and in the proprietary technology products known as Emerging Solutions.

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

In June 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. The plan is designed to continue to grow the Company’s position in its target publishing markets, to sustain the growth generated in its Specialty Packaging segment, to retire older and less efficient press equipment, and to more aggressively rationalize capacity across its manufacturing platform. In connection with this equipment replacement and consolidation plan, the Company is expanding and renovating several of its facilities to accommodate new equipment, to permit improved work flows, and to facilitate the rationalization of similar work currently performed at multiple sites. It is expected that the equipment upgrades and the expansion of facilities will be substantially complete by the middle of fiscal 2007. Despite the recent adverse effect of equipment delivery delays and operational inefficiencies from the implementation of the equipment replacement and consolidation plan, the Company believes that once fully implemented, the plan will enhance the Company’s overall competitiveness and create significant long-term value for its shareholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of March 31, 2006, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005. The policies disclosed included the accounting for the allowance for doubtful accounts, valuation of intangible assets and goodwill, pension and other post retirement benefits, income taxes and self-insurance reserves.

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of net sales for the three and nine months ended March 31, 2006 and 2005.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.8	82.4	85.7	82.1
Selling and administrative expenses	9.9	9.5	9.3	10.2
Restructuring and other charges	4.0	0.3	2.0	0.1
Other income	—	—	—	(0.3)

Operating income (loss)	(1.7)	7.8	3.0	7.9
Interest expense	3.4	2.9	3.2	3.0
Other, net	—	—	—	—

Income (loss) from continued operations before income taxes	(5.1)	4.9	(0.2)	4.9
Income tax benefit (expense)	9.2	2.7	2.6	(0.2)

Income from continuing operations	4.1	7.6	2.4	4.7
Loss from discontinued operations	—	1.3	—	0.5

Net income	4.1%	6.3%	2.4%	4.2%

Net Sales

Net sales for the third quarter of fiscal 2006 were $116.5 million, compared to $113.2 million in the same period last year, an increase of 2.9%. Publisher Services segment net sales for the quarter were $93.3 million, an increase of 1.9% from $91.6 million last year, as the Company experienced page and revenue growth from the STM market, continued growth in its Emerging Solutions technology offering, and steady ramp-up of content related work for educational publishers and in both classified and non-classified content processing for governmental agencies. Specialty Packaging segment net sales for the quarter were $23.1 million, an increase of 7.0% from $21.6 million last year, as the Company continued to benefit from its Global Packaging Solutions network and also from its investment in new and more efficient manufacturing equipment. Net sales for the first nine months of fiscal 2006 totaled $337.9 million, compared with $325.3 million last year, an increase of 3.9%. Publisher Services segment net sales were $270.2 million, compared to $266.9 million last year, an increase of 1.2%. Specialty Packaging segment net sales were $67.7 million, compared to $58.4 million last year, an increase of 15.9%.

Cost of Sales

Cost of sales increased to 87.8% of net sales for the third quarter of fiscal 2006, compared to 82.4% of net sales in the same period of fiscal 2005, and was 85.7% and 82.1% of net sales for the nine months ended March 31, 2006 and 2005, respectively. The increased costs were primarily attributable to (i) delays and operational issues in the Company’s equipment replacement and consolidation plan causing high levels of overtime, offloading (both within the Company and to outside printers) and reduced efficiencies in print operations, (ii) substantially higher energy costs, (iii) negative change in the overall work mix at the Company’s special interest magazine facilities, and (iv) costs incurred in connection with the Company’s growth-oriented initiatives in the educational and government services markets.

Selling and Administrative Expenses

Selling and administrative expenses totaled $11.5 million, or 9.9% of net sales, for the third quarter of fiscal 2006, compared to $10.7 million, or 9.5% of net sales, for the same period of fiscal 2005. For the first nine months of fiscal 2006, selling and administrative expenses totaled $31.4 million, or 9.3% of net sales, compared to $33.1 million, or 10.2% of net sales, for the same period of fiscal 2005. The increase in selling and administrative expenses for the third quarter of fiscal 2006 was primarily attributable to higher sales commissions and costs associated with Sarbanes-Oxley Section 404 compliance. The decrease in selling and administrative expenses for the nine months ended March 31, 2006 was primarily attributable to lower compensation costs associated with lower incentives and the reduction in the number of domestic associates, as well as management’s continued focus on cost reduction efforts.

Restructuring and Other Charges

In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. This plan is designed to replace certain older, less efficient presses with state-of-the-art and more efficient presses, to add certain needed capacity, and to permit the further rationalization of domestic manufacturing capacity. In connection with this plan, the Company incurred charges of $1.4 million and $2.8 million for the three and nine months ended March 31, 2006, respectively, related to severance expenses, costs to consolidate and reorganize facilities, and impairment charges of equipment to be replaced. These charges were primarily related to the Publisher Services segment and are classified as restructuring and other charges in the Condensed Consolidated Statements of Operations. The estimated total restructuring costs pursuant to this plan include (i) one-time termination benefits in the range of $1.4 million to $1.5 million, (ii) contract termination costs in the range of $0.2 million to $0.7 million, and (iii) costs to consolidate and reorganize facilities in the range of $1.7 million to $2.1 million. All activities in connection with this plan are expected to be completed by the middle of fiscal 2007.

Other charges and expenses classified as restructuring and other charges in the Condensed Consolidated Statements of Operations include (i) impairment charges to the carrying values of certain assets in connection with the Company’s agreement with a third-party to sell its print manufacturing and content processing facility located in Ephrata, Pennsylvania in the amount of $1.2 million for the three and nine months ended March 31, 2006, (ii) costs in connection with a management reorganization of the Company’s Publisher Services segment and related charges in the amount of $1.7 million for the three and nine months ended March 31, 2006, (iii) expenses associated with the Mack Printing Company transaction in the amount of $0.4 million and $0.3 million for the three and nine months ended March 31, 2006 and 2005, respectively, and (iv) costs associated with certain discontinued merger and acquisition activities in the amount of $0.8 million for the nine months ended March 31, 2006.

Operating Income (Loss)

The Company reported an operating loss of $2.0 million for the third quarter of fiscal 2006, compared to operating income of $8.9 million for the third quarter of fiscal 2005. Operating loss margin was 1.7% for the third quarter of fiscal 2006, compared to operating income margin of 7.8% for the third quarter of fiscal 2005. For the nine months ended March 31, 2006, the Company reported operating income of $10.2 million, compared to $25.7 million for the nine months ended March 31, 2005. Operating income margin was 3.0% for the nine months ended March 31, 2006, compared to 7.9% for the nine months ended March 31, 2005.

Included in the results for the three and nine months ended March 31, 2006, are restructuring and other charges of $4.7 million, or 4.0% of net sales, and $6.9 million, or 2.0% of net sales, respectively. Included in the results for the three and nine months ended March 31, 2005, are restructuring and other charges of $0.3 million, or 0.3% of net sales, and $0.3 million, or 0.1% of net sales, respectively. The results for the nine months ended March 31, 2005 include $1.0 million, or 0.3% of net sales, of other income from a previously disclosed insurance recovery. Adjusted for the impact of these items, adjusted operating income was $2.7 million, or 2.3% of net sales, and $9.2 million, or 8.1% of net sales, for the three months ended March 31, 2006 and 2005, respectively, and $17.0 million, or 5.0% of net sales, and $25.0 million, or 7.7% of net sales, for the nine months ended March 31, 2006 and 2005, respectively.

Interest and Other Expenses

Interest expense in the third quarter of fiscal 2006 increased to $3.9 million from $3.2 million in the prior year. For the first nine months of fiscal 2006, interest expense increased to $10.8 million from $9.6 million in the prior year. The increase in interest expense was due primarily to higher interest rates as compared to the prior year period and higher debt levels for the nine months ended March 31, 2006 due to increased capital expenditures in connection with the Company’s equipment replacement and consolidation plan.

Income Taxes

During the third quarter of fiscal 2005, the Company executed a transaction related to one of its subsidiaries, Mack Printing Company. The transaction was an internal restructuring that effectively caused the Mack subsidiary to be liquidated. As a result, the Company recognized a tax benefit of approximately $5.0 million in the third quarter of fiscal 2005. Although the Company believed the actual benefit realized could be significantly larger at that time, it recorded that amount based on applying reasonable assumptions to the range of possible outcomes in accordance with accounting requirements.

During the second and third quarters of fiscal 2006, the Company participated in the Pre-Filing Agreement program (“PFA”) with the Internal Revenue Service (“IRS”) to review the Mack transaction to determine the amount and character of the allowable loss to be reported on its federal income tax return for the year ended June 30, 2005. In culmination of the PFA process, the Company and the IRS executed a closing agreement on March 28, 2006 providing specific guidance for the recognition of an ordinary loss deduction to be reported by the Company on its June 30, 2005 federal tax return. Based on the Company’s resolution with the IRS and as a result of reporting the Mack transaction benefit on its June 30, 2005 federal tax return filed on March 15, 2006, the Company recorded an $8.5 million benefit for the quarter ended March 31, 2006. This $8.5 million benefit is incremental to the $5.0 million recorded in the quarter ended March 31, 2005. As a result of the resolution with the IRS, the Company expects to realize a total net cash benefit of $37.4 million. The Company received $11.8 million in April 2006 and expects to receive approximately $2.9 million in early fiscal 2007 and to utilize the balance in future years as a reduction to income taxes otherwise payable on future income earned.

Excluding the Mack transaction benefit of $8.5 million and $5.0 million for the three and nine months ended March 31, 2006 and 2005, respectively, and the tax effect of discontinued operations of $1.5 million for the nine months ended March 31, 2005, the Company’s effective tax rate was 36.8% and 41.4% for the three and nine months ended March 31, 2006, respectively, and 35.6% and 36.1% for the three and nine months ended March 31, 2005, respectively. Excluding the above items, the adjusted effective tax rates differ from the amounts obtained by application of the statutory United States rates primarily due to (i) the impact of state income taxes, (ii) operating results from foreign operation, and (iii) the impact from certain permanent book-to-tax differences.

Discontinued Operations

In January 2002, the Company sold its Atlanta-based Cadmus Creative Marketing division and reported a $1.2 million loss from discontinued operations in the third quarter of fiscal 2002. In connection with this sale, the Company entered into a lease guaranty and other agreements. In March 2005, the purchaser/tenant under the lease defaulted on its lease obligations. As a result, the Company recorded an estimate of its potential obligations under the guaranty and other costs totaling $1.5 million, net of $0.8 million in federal income taxes, for the three and nine months ended March 31, 2005. The Company’s obligations under the guaranty were subsequently resolved in the fourth quarter of fiscal 2005.

Net Income

Net income totaled $4.7 million for the third quarter of fiscal 2006, compared to $7.1 million for the third quarter of fiscal 2005. For the nine months ended March 31, 2006, the Company reported net income of $8.0 million, compared to $13.8 million for the nine months ended March 31, 2005. Included in the results for the three and nine months ended March 31, 2006, are restructuring and other charges of $2.9 million, net of $1.8 million in taxes, and $4.3 million, net of $2.6 million in taxes, respectively, and a tax benefit in connection with the Mack Printing Company transaction in the amount of $8.5 million. Included in the results for the three and nine months ended March 31, 2005, are restructuring and other charges of $0.2 million, net of $0.1 million in taxes, and a tax benefit in connection with the Mack Printing Company transaction in the amount of $5.0 million. The results for the three and nine months ended March 31, 2005 also include the impact from discontinued operations of $1.5 million, net of $0.8 million in taxes. The results for the nine months ended March 31, 2005 also include $0.6 million, net of $0.4 million in taxes, of other income from a previously disclosed insurance recovery.

Earnings Per Share

The Company reported net income of $0.50 per diluted share for the third quarter of fiscal 2006, compared to $0.77 per diluted share in the third quarter of fiscal 2005. For the nine months ended March 31, 2006, the Company reported net income of $0.85 per diluted share, compared to $1.47 for the nine months ended March 31, 2005. Included in the results for the three and nine months ended March 31, 2006, are restructuring and other charges of $4.7 million, or $0.31 per share net of taxes, and $6.9 million, or $0.45 per share net of taxes, respectively, and a tax benefit in connection with the Mack Printing Company transaction in the amount of $8.5 million, or $0.90 per share. Included in the results for the three and nine months ended March 31, 2005, are restructuring and other charges of $0.3 million, or $0.02 per share net of taxes, and a tax benefit in connection with the Mack Printing Company transaction in the amount of $5.0 million, or $0.54 per share, and $5.0 million, or $0.53 per share, respectively. The results for the three and nine months ended March 31, 2005 also include the impact from discontinued operations of $1.5 million, net of taxes, or $0.16 per share. The results for the nine months ended March 31, 2005 also include $1.0 million, or $0.07 per share net of taxes, of other income from a previously disclosed insurance recovery. Adjusted for these items, adjusted income (loss) per diluted share was $(0.09) and $0.41 for the three months ended March 31, 2006 and 2005, respectively, and $0.40 and $1.05 for the nine months ended March 31, 2006 and 2005, respectively.

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company included in this report certain non-GAAP financial measures. The non-GAAP financial measures used in this report are not GAAP financial measures and should not be viewed as a substitute for any GAAP financial measure. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

The Company included the following non-GAAP financial measures in this report: (1) “adjusted operating income” and “adjusted operating income margin” adjusted to exclude restructuring and other charges of $4.7 million and $6.9 million for the three and nine months ended March 31, 2006, respectively, and $0.3 million for the three and nine months ended March 31, 2005, and to exclude the impact of the $1.0 million insurance recovery for the nine months ended March 31, 2005, and (2) “adjusted income (loss) per diluted share” adjusted in the same manner and for the same items as adjusted operating income and to exclude the $8.5 million and $5.0 million tax benefit from the Mack Printing Company transaction for the three and nine months ended March 31, 2006 and 2005, respectively, and to exclude the loss from discontinued operations of $1.5 million for the three and nine months ended March 31, 2005.

In the Company’s Form 10-Q for the third quarter of fiscal 2005, other income of $1.0 million, or $0.07 per share, related to the insurance recovery, was not excluded from the non-GAAP measures. For purposes of the discussion in this report, however, the impact of the insurance recovery has been excluded from the prior year non-GAAP measure of adjusted operating income, adjusted operating income margin and adjusted income (loss) per diluted share, as management believes that excluding the impact of the insurance recovery for comparisons to the prior year better reflects the trends of the underlying operational performance of the business.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, (1) the exclusion of restructuring and other charges permits comparisons of results for on-going business facilities under the current operating structure, (2) the exclusion of the insurance recovery permits comparisons of trends in the underlying operational performance of the Company, (3) the exclusion of the impact of the tax benefit resulting from the Mack Printing Company transaction permits comparisons of business operations without the impact of certain tax items, and (4) the exclusion of the impact of discontinued operations permits comparisons of continuing business operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the first nine months of fiscal 2006 totaled $9.3 million, compared to $22.8 million in fiscal 2005. The decrease was primarily attributable to reduced earnings and year-over-year net changes in working capital accounts.

Investing Activities

Net cash used in investing activities was $46.6 million for the first nine months of fiscal 2006, compared to $8.7 million in the prior year. Capital expenditures for the first nine months of fiscal 2006 totaled $46.2 million, compared to $8.5 million for the corresponding period of the prior year, and included investments primarily in equipment for the Publisher Services and Specialty Packaging segments in connection with the Company’s equipment replacement and consolidation plan. The Company estimates that total capital expenditures for fiscal 2006 will be approximately $50.0 to $60.0 million.

Financing Activities

Net cash provided by financing activities was $37.0 million for the first nine months of fiscal 2006, compared to net cash used by financing activities of $14.8 million for the first nine months of fiscal 2005. For the nine months ended March 31, 2006, an increase in debt of $39.4 million primarily attributable to capital expenditures in connection with the Company’s equipment replacement and consolidation plan, and proceeds from the exercise of stock options of $1.4 million, was partially offset by repurchases of common stock of $2.1 million and $1.7 million in dividend payments. For the nine months ended March 31, 2005, a decrease in total debt by $12.3 million due to lower capital spending and continued focus on working capital initiatives, $1.7 million of dividend payments, and $3.1 million of repurchases of common and restricted stock, was partially offset by $2.3 million in proceeds from the exercise of stock options.

Long-term debt at March 31, 2006 totaled $194.1 million, compared to $158.4 million at June 30, 2005. The balance at March 31, 2006 was comprised of $57.5 million in borrowings under a revolving senior bank credit facility, $125.0 million of 8.375% senior subordinated notes due 2014, $13.9 million in term loan agreements (net of $1.3 million in current maturities), and ($1.1) million fair market value of interest rate swap agreements. The balance at June 30, 2005 was comprised of $32.0 million in borrowings under the revolving senior bank credit facility, $125.0 million of 8.375% senior subordinated notes due 2014, and $1.4 million of fair market value of interest rate swap agreements. See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q for further discussion.

At March 31, 2006, there were $57.5 million in borrowings outstanding under the $100.0 million senior bank credit facility and approximately $2.3 million of standby letters of credit outstanding against which no claims had been made. Therefore, the Company had approximately $40.2 million in available borrowings at March 31, 2006. The senior bank credit facility expires on January 28, 2008.

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

Off Balance Sheet Items

As of March 31, 2006, there have been no material changes to off balance sheet items disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005.

Obligations and Commitments

As of March 31, 2006, there have been no material changes outside the normal course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005, except for certain loan agreements to finance the purchase of manufacturing equipment as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q.

Statements contained in this report relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s expectations include but are not limited to: (1) the overall economic environment, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) the impact of price increases for energy and other materials and services affected by higher oil and fuel prices, (4) our ability to grow revenue and market share in the educational and government services markets, (5) significant price pressure in the markets in which we compete, (6) the loss of significant customers or the decrease in demand from customers, (7) our ability to continue to obtain improved efficiencies and lower production costs, (8) the financial condition and ability to pay of certain customers, (9) our ability to implement and realize the expected benefits associated with our equipment replacement and consolidation plan, including our ability to successfully complete certain consolidation initiatives and effect other restructuring actions, (10) our ability to operate effectively in markets outside of North America, and (11) our ability to realize the tax benefits associated with certain transactions. Other risk factors are detailed from time to time in our other Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s annual report on Form 10-K for the year ended June 30, 2005. Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” in this report on Form 10-Q for the quarterly period ended March 31, 2006, and is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to the Company’s repurchases of its common stock during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1-31, 2006	—	—	—	739,637
February 1-28, 2006	59,886	$19.66	59,886	679,751
March 1-31, 2006	48,715	$18.77	48,715	631,036

Total	108,601		108,601	631,036

(1)	On August 19, 2004, the Board of Directors authorized the Company to repurchase up to 1.0 million shares of its common stock on the open market or in privately negotiated transactions. The repurchases are intended to reduce possible dilution in connection with the exercise of stock options. The share repurchase authorization has no stated expiration date and may be discontinued or suspended at any time or from time to time by the Board of Directors without prior notice.

ITEM 6.	EXHIBITS

3.1	Restated Articles of Incorporation of Cadmus Communications Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954)).

3.2	Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954)).

10.14*	Base Salaries of Named Executive Officers, filed herewith.

10.39.1	Joint Venture Termination Agreement dated March 31, 2006, by and among Cadmus KnowledgeWorks International Ltd., Datamatics Technologies Limited, and KnowledgeWorks Global Limited, filed herewith.

10.52*	Stock Option Cancellation Agreement dated April 6, 2006, by and between Cadmus Communications Corporation and Stephen E. Hare, filed herewith.

10.53*	Change in Status Agreement dated April 8, 2006, by and between Cadmus Communications Corporation and Stephen E. Hare, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

*	Indicates management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date: May 12, 2006

/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2006

/s/ Paul K. Suijk
Paul K. Suijk
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)