Form 10-K/A
period 2005-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2006-06-21
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Preferred Stock Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

INDEX

		Page
EXPLANATORY NOTE

Item 8.	Financial Statements and Supplementary Data	4

Item 15.	Exhibits and Financial Statement Schedules	31

SIGNATURES		34

EXPLANATORY NOTE

Cadmus Communications Corporation filed its original Annual Report on Form 10-K for the fiscal year ended June 30, 2005 on September 22, 2005. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely for the purpose of deleting all non-GAAP financial measures and related discussion included within Item 8 in the original Form 10-K, the inclusion of which did not comply with Item 10(e)(5) of Regulation S-K. No attempt has been made in this Amendment No. 1 to the Annual Report on Form 10-K/A to modify or update disclosures for events which occurred subsequent to the original filing.

THIS AMENDMENT DOES NOT CHANGE ANY PREVIOUSLY REPORTED FINANCIAL RESULTS.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Statements in this annual report on Form 10-K/A relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s expectations include but are not limited to: (1) the overall economic environment, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) the impact of price increases for energy and other materials and services affected by higher oil and fuel prices, (4) our ability to grow revenue and market share in the educational and government services markets, (5) significant price pressure in the markets in which we compete, (6) the loss of significant customers or the decrease in demand from customers, (7) our ability to continue to obtain improved efficiencies and lower production costs, (8) the financial condition and ability to pay of certain customers, (9) our ability to implement and realize the expected benefits associated with our equipment replacement and consolidation plan, including our ability to successfully complete certain consolidation initiatives and effect other restructuring actions, (10) our ability to operate effectively in markets outside of North America, and (11) our ability to realize the tax benefits associated with certain transactions. Other risk factors are detailed from time to time in our other Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

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

Selected Quarterly Data (unaudited)

(In thousands, except per share data)

2005 Quarters ended	Sept 30	Dec 31	Mar 31	June 30
Net sales	$102,977	$109,081	$113,234	$111,144
Operating income	8,227	8,601	8,883	4,390
Net income	3,183	3,467	7,134	1,207
Per share data:(1)
Net income	0.34	0.37	0.77	0.13
Cash dividends	0.0625	0.0625	0.0625	0.0625
Stock market price data:
High	$16.000	$15.400	$14.600	$18.200
Low	12.930	12.000	12.671	13.330
Close	14.470	12.800	14.100	18.000

2004 Quarters ended	Sept 30	Dec 31	Mar 31	June 30
Net sales	$106,909	$115,319	$113,619	$109,578
Operating income	7,087	8,801	9,072	8,935
Net income (loss)	2,100	3,070	3,536	(2,054)
Per share data:(1)
Net income (loss)	0.23	0.33	0.38	(0.22)
Cash dividends	0.05	0.05	0.05	0.05
Stock market price data:
High	$11.46	$13.38	$14.50	$15.86
Low	8.88	10.59	12.25	12.45
Close	11.27	13.00	13.36	14.75

(1)	Per share data assumes dilution.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements included in Item 8 of this report and the financial statement schedule filed as part of this report are on pages 6 through 29 and 33 hereof, respectively.

(b) Exhibits

The Exhibits listed in the accompanying “Index of Exhibits” on page 35 hereof are filed or incorporated by reference as a part of this report.

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

Page
Financial Statement Schedules:
II - Valuation and Qualifying Accounts	33

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

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date: June 20, 2006	/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 20th day of June 2006.

Signature		Title
/s/ Bruce V. Thomas Bruce V. Thomas		President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Paul K. Suijk Paul K. Suijk		Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*/s/ Martina L Bradford Martina L. Bradford		Director

*/s/ Thomas E. Costello Thomas E. Costello		Director

*/s/ Robert E. Evanson Robert E. Evanson		Director

*/s/ G. Waddy Garrett G. Waddy Garrett		Director

*/s/ Keith Hamill Keith Hamill		Director

*/s/ Edward B. Hutton, Jr. Edward B. Hutton, Jr.		Director

*/s/ Thomas C. Norris Thomas C. Norris		Chairman of the Board

Nathu R. Puri		Director

*/s/ James E. Rogers James E. Rogers		Director

*By	/s/ Bruce V. Thomas Bruce V. Thomas Attorney-in-fact

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

23	Consent of Ernst & Young LLP, filed herewith.

24	Powers of Attorney (incorporated by reference to Exhibit 24 to the Company’s Annual Report on Form 10-K filed September 22, 2005 (SEC File No. 0-12954)).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer, filed herewith.

Copies of this Amendment No. 1 to Form 10-K and exhibits listed above may be obtained without charge by writing to Paul K. Suijk, Senior Vice President and Chief Financial Officer, at 1801 Bayberry Court, Suite 200, Richmond, Virginia 23226.