Form 10-K
period 2006-06-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2006-09-13
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-12954

CADMUS COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-1274108
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 Bayberry Court, Suite 200

Richmond, Virginia 23226

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 287-5680

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Cadmus Communications Corporation Common Stock, $0.50 par value, including the associated Preferred Stock Purchase Rights	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2005, was approximately $114,000,000, based on the closing sale price on that date.

As of September 1, 2006, 9,573,235 shares of registrant’s common stock were outstanding.

Document Incorporated by Reference:

Portions of the registrant’s 2006 Proxy Statement for the Annual Meeting of Shareholders to be held on November 8, 2006 are incorporated by reference in Part III of this report.

EXPLANATORY NOTE

Subsequent to the August 3, 2006 announcement of our preliminary fourth quarter and full fiscal year results for 2006, we have made certain adjustments to our reported results. These adjustments resulted in an increase in fourth quarter net loss and a reduction in full fiscal year net income for 2006 of $0.5 million. These adjustments principally relate to decreases in our inventories and certain customer billings to correct errors that were identified through control procedures that were performed subsequent to the date of our earnings release. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

ITEM 1.	BUSINESS

Introduction

Headquartered in Richmond, Virginia, Cadmus Communications Corporation and Subsidiaries (the “Company” or “Cadmus”), provides end-to-end integrated graphic communications and content processing services to professional publishers, not-for-profit societies, and corporations. Cadmus is the world’s largest provider of content management and production services to scientific, technical and medical (“STM”) journal publishers, the fifth largest periodicals printer in North America, and a leading provider of specialty packaging and promotional printing services.

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

In June 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. The plan is designed to continue to grow the Company’s position in its target publishing markets, to sustain the growth generated in its Specialty Packaging segment, to retire older and less efficient press equipment, and to more aggressively rationalize capacity across its manufacturing platform. In connection with this equipment replacement and consolidation plan, the Company is closing a facility and expanding and renovating several other facilities to accommodate new equipment, to permit improved work flows, and to facilitate the rationalization of similar work currently performed at multiple sites. The Company spent approximately $58.2 million in capital expenditures in fiscal 2006, the majority of which related to this plan. It is expected that the equipment upgrades and the expansion of facilities will be substantially complete by the middle of fiscal 2007. Despite the adverse effect in fiscal 2006 of operational inefficiencies from the implementation of the equipment replacement and consolidation plan, the Company believes that once fully implemented, the plan will enhance the Company’s overall competitiveness and create significant long-term value for its shareholders.

In fiscal 2006, the Company purchased the remaining interest in KnowledgeWorks Global Limited (“KGL”) from Datamatics Technologies Limited, with whom the Company had operated a joint venture in India since fiscal 2003. KGL provides a full range of content processing, content management and related services to STM, scholarly and educational publishers and other organizations on a global basis. The Company believes KGL provides the ability to continue to grow its services to the STM and educational markets and expand its offshore outsourcing opportunities.

At the end of fiscal 2006, the Company’s Specialty Packaging segment formed a 50/50 joint venture in Hong Kong with Periscope, Inc. The joint venture was selected as one of only four global print managers to serve a large U.S. based retail chain. The Company believes this opportunity will permit it to apply its global brand management expertise on a much larger scale as it expands the print and packaging network beyond the Caribbean Rim to mainland China, Thailand, India and Turkey.

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

Publisher Services

The Publisher Services segment provides a full range of customized content processing, production and distribution services for the STM, educational and special interest magazine markets. The majority of Cadmus’ net sales are derived from the STM market, where the Company typically enters into multi-year service contracts providing a high degree of revenue predictability. The Company has also developed content processing and content management technologies that have greatly expanded its capabilities and resulted in new service offerings and successful entry into new markets. These market-focused solutions are designed to automate and accelerate the content processing function, increase the usefulness of customers’ content, improve cost efficiency, generate incremental revenue opportunities and safeguard the value of customers’ content by limiting unauthorized access. The Publisher Services segment generated approximately 81% of the Company’s net sales in fiscal 2006.

Specialty Packaging

The Company’s Specialty Packaging segment has achieved greatly improved financial performance in recent years as a result of focusing on growth markets that benefit from the customized package design services the Company offers, particularly in the healthcare, consumer products and telecommunications markets, as well as from expansion of its global network. The Company’s U.S. packaging facility is both ISO-9001:2000 registered and has passed customer cGMP compliance audits as evidence of the high level of quality delivered to our customers. The Specialty Packaging segment has also differentiated itself by developing a proprietary network of offshore production affiliates, known as Global Packaging Solutions, and by linking those operations and its customers via a proprietary inventory management and fulfillment system. The Specialty Packaging segment generated approximately 19% of the Company’s net sales in fiscal 2006.

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

Customers

Management does not consider the Company’s business to be dependent on a single customer or a few customers. No single customer accounted for 10% or more of the Company’s total consolidated net sales, excluding shipping and handling fees, in fiscal 2006.

Raw Materials

The principal raw material used in Cadmus’ business is paper. Paper stock inventories are maintained in the Publisher Services business, where a supply of roll paper stock is required to operate the web presses. The Company’s other operations generally purchase paper on a direct order basis for specific jobs with minimal inventory requirements. Cadmus purchases its paper requirements under agreements that guarantee tonnage and provide short-range price protection primarily for three-month intervals. The price of paper charged to customers is subject to adjustment based on market price changes imposed by paper manufacturers; therefore, Cadmus usually does not have exposure to changes in the cost of paper.

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

Employees

Cadmus employs approximately 3,300 associates, including approximately 600 associates in its India operations. Approximately 16% of its associates are currently covered by collective bargaining agreements. Cadmus believes its relationship with its associates is good. In addition, the Company believes that no single collective bargaining agreement is material to the operations taken as a whole.

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

Available Information and Website

Cadmus’ internet address is http://www.cadmus.com. Cadmus makes available free of charge through its website its Securities and Exchange Commission (“SEC”) filings, including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such documents are filed with, or furnished to, the SEC. Cadmus’ SEC filings can be accessed through the “Investors – SEC Docs” section of its website. The information contained on or connected to Cadmus’ website is not incorporated by reference into this report and should not be considered part of this or any other report that Cadmus files with or furnishes to the SEC.

ITEM 1A. RISK	FACTORS

You should consider carefully the following factors, as well as the other information set forth in this Annual Report on Form 10-K for the year ended June 30, 2006. Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these factors below. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risks Relating To Our Business

The printing industry is competitive and evolving; this competition may adversely affect our business.

The printing industry is extremely competitive. We compete with numerous companies, some of which have greater financial resources than we do. We compete on the basis of market expertise, global production capabilities, ongoing customer service, quality of finished products, range of services offered, distribution capabilities, use of state of the art technology and price. We cannot assure you that we will be able to compete successfully with respect to any of these factors. Our failure to compete successfully could cause us to lose existing business or opportunities to generate new business and could result in decreased profitability, adversely affecting our business.

In addition, there is excess capacity in the printing industry. This excess capacity increases the likelihood that printers may choose to, or will be forced to, lower prices to win additional volume or to protect existing volume. Although we do not compete primarily on price, there is no assurance that these capacity-related pricing issues will not adversely affect us.

Certain revenues in the Publisher Services segment of our business are cyclical and dependent upon general economic conditions.

Revenues from our customers who publish special interest and trade magazines are dependent upon general economic conditions. Although the special interest magazine market is traditionally less advertising sensitive than the general interest magazine market, demand in this market does depend in part on advertising revenue.

In addition, both our STM and special interest magazine segments derive incremental revenue from the publication of special supplements to regular publications. Many of the special supplements are sponsored by advertisers or otherwise depend on advertising revenue. The number of special supplements that we produced for our publishing customers experienced a decline during the downturn in the advertising market.

The evolution of technology and alternative delivery media may decrease the demand for our products and services.

The technology we use in our operations is evolving. We could experience delays or difficulties in responding to changing technology, in addressing the increasingly sophisticated needs of our customers or in keeping pace with emerging industry standards. In addition, the cost required to respond to and integrate changing technologies may be greater than we anticipate. If we do not respond adequately to the need to integrate changing technologies in a timely manner, or if the investment required to so respond is greater than anticipated, our business, financial condition, results of operations and cash flow may be adversely affected.

An increasing portion of the net sales and profitability of our Publisher Services segment is derived from editorial, issue management, content processing, marketing, electronic media and other non-print revenues. As a result of growth in these additional services, our business model is more sensitive to positive or negative changes in the number of pages published than positive or negative changes in the number of copies produced.

Nevertheless, we remain dependent on the distribution of scientific, technical, medical and other scholarly information in printed form. Usage of the internet and other electronic media continues to grow. We cannot assure you that the acceleration of the trend toward such electronic media will not decrease the demand for certain of our products which could result in lower profits and reduced cash flows.

We will be required to make capital expenditures to maintain our facilities and may be required to make significant capital expenditures to remain technologically and economically competitive, which may disrupt our operations.

Because production technologies continue to evolve, we must make periodic capital expenditures to maintain our facilities and may be required to make significant capital expenditures to remain technologically and economically competitive. If we cannot obtain adequate capital or do not respond adequately to the need to integrate changing technologies in a timely manner, our operating results, financial condition or cash flows may be adversely affected. The installation of new technology and equipment may also cause temporary disruption of operations and losses from operational inefficiencies. The impact on operational efficiency is affected by the length of any installation period. The Company incurred approximately $58.2 million in capital expenditures in fiscal 2006 and did sustain certain disruptions in operations and losses from operational inefficiencies related to a comprehensive equipment replacement and consolidation plan.

Our ability to attract, train and retain key executives and other qualified employees is crucial to our results of operations and future growth.

We rely to a significant extent on our executive officers and other key management personnel. There can be no assurance that we will be able to continue to retain our executive officers and key management personnel or attract additional qualified management in the future. Our business strategy also depends on our ability to attract and retain associates who have relevant experience in the publishing industry. There can be no assurance that we will be able to continue to attract and retain such associates.

The editorial services we provide as part of our content processing business relies on a pool of qualified copy editors. In our STM business, we also rely on the services of specialized editors, and some of these positions require a minimum of a Master’s or Ph.D. degree in the specific field. Our ability to provide quality editorial services will depend on our ability to attract and retain this pool of editors.

In addition, to provide accurate, high-quality printed products in a timely fashion we must maintain an adequate staff of skilled technicians, including compositors, desktop publishing technicians, prepress personnel, pressmen, bindery operators and fulfillment personnel. Accordingly, our ability to maintain and increase our productivity and profitability will depend, in part, on our ability to employ, train and retain the skilled technicians necessary to meet our commitments. From time-to-time:

•	the industry experiences shortages of qualified technicians, and we may not be able to maintain an adequate skilled labor force necessary to operate efficiently;

•	our labor expenses may increase as a result of shortages of skilled technicians; or

•	we may have to curtail our planned internal growth as a result of labor shortages.

If any of these events were to occur, it could adversely affect our business.

Decreases in the types and amount of research funding could decrease the demand for our journal services.

In our Publisher Services segment, we provide content processing and production services primarily to publishers of scientific, technical, medical and other scholarly journals. The supply of research papers published in these journals is related to the amount of research funding provided by the federal government and private companies. In the future, the federal government or private companies could decrease the type and amount of funding that they provide for scientific, technical, medical and other scholarly research. A significant decrease in research funding might decrease the number of pages published or the number of journal copies printed for our customers, which would decrease our cash flow.

Some of our employees belong to labor unions and certain actions by such employees, such as strikes or work stoppages, could adversely affect our operations or cause us to incur costs.

We employ approximately 3,300 persons, approximately 16% of whom are covered by collective bargaining agreements. If unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both. We cannot assure you that a strike or other disruption of operations or work stoppage would not have a material adverse effect on our ability to serve our customers.

Our foreign operations subject us to additional operational and financial risk.

We have increased our overseas activities in recent years. Our wholly-owned content processing subsidiary, KnowledgeWorks Global Limited, provides copy-editing, composition and data conversion services from its facilities in Mumbai and Chennai, India. We have also developed publication print production capabilities in Singapore and China through contractual relationships with local affiliated printers. In our Specialty Packaging segment, we have a network of affiliated packaging printers located in close proximity to our customers’ offshore assembly operations in the Dominican Republic, Costa Rica, Honduras, mainland China, Thailand and India. In addition, our Specialty Packaging segment has entered into a joint venture in Hong Kong and is in the process of establishing wholly-owned subsidiaries in mainland China, Thailand and India.

As a result of our overseas activities, our results of operations may be increasingly affected by international and foreign political, economic and operating conditions in or affecting these countries. Our foreign operations also subject us to currency exchange fluctuations and the risk of imposition of exchange controls. For example, an appreciation in the Indian rupee against the U.S. dollar would increase our cost of operations in India. Increases in our cost of operations or losses on foreign currency exchange may negatively impact our results of operations.

We may not be able to acquire other companies, and companies we do acquire may not perform as well as expected.

Our long-term business strategy includes pursuing acquisitions. We believe opportunities exist both to consolidate market share and broaden our solutions in our markets and other related markets. We intend to pursue complementary acquisitions that enhance our position in content processing, production and distribution. We also seek opportunities that create operating efficiencies and cost savings.

Nonetheless, we cannot assure you that we will identify suitable acquisitions or that such acquisitions can be made at an acceptable price. If we acquire additional businesses, those businesses may require substantial capital. Although we will be able to borrow under our senior bank credit facility under certain circumstances to fund acquisitions, we cannot assure you that such borrowings will be available in sufficient amounts or that other financing will be available in amounts and on terms that we deem acceptable. In accordance with the senior bank credit facility, as amended, further limitations are placed on the Company’s ability to execute acquisitions based on the total leverage ratio which is computed from time to time. Based on the total leverage ratio computed as of June 30, 2006, the Company is prohibited from executing acquisitions without consent from the lenders or until such time as the total leverage ratio declines as required in the senior bank credit facility, as amended. Furthermore, the integration of acquired businesses may result in unforeseen difficulties that require a disproportionate amount of management’s attention and our other resources. Finally, we cannot assure you that we will achieve synergies and efficiencies anticipated when making acquisitions or comparable to those from past acquisitions.

Industry consolidation of customers and increased competition for those customers may result in increased expenses and reduced revenue and market position.

The continuing consolidation of publishing companies has reduced the pool of available customers. In addition, large publishing companies often have preferred provider arrangements with specific printing companies. As smaller publishing companies are consolidated into the larger companies, the smaller publishing companies are often required to use the printing company with which the acquiring company has established an arrangement. If our customers were to merge or consolidate with publishing companies utilizing other printing companies, we could lose our customers to competing printing companies. If we were to lose a significant portion of our current base of customers to competing printing companies, our business, financial condition, results of operations and cash flow could be materially adversely affected.

Increases in prices or shortages of paper and other raw materials could cause disruptions in our services to customers.

The principal raw material used in our business is paper, which represents a significant portion of our cost of materials. Historically, we have generally been able to pass increases in the cost of paper on to our customers. However, we cannot assure you that we will be able to continue to do so. Although we believe that we have been successful in negotiating favorable price relationships with our paper vendors, prices in the overall paper market are beyond our control. If we are unable to continue to pass any price increases on to our customers, future paper price increases could adversely affect our margins and profits.

Due to the significance of paper in our business, we are dependent upon the availability of paper. In periods of high demand, certain paper grades have been in short supply, including grades we use in our business. In addition, during periods of tight supply, many paper producers allocate shipments of paper based upon historical purchase levels of customers. Although we generally have not experienced significant difficulty in obtaining adequate quantities of paper, unforeseen developments in the overall paper markets could result in a decrease in the supply of paper and could cause either or both of our net sales or profits to decline.

We use a variety of other raw materials including ink, film, offset plates, chemicals and solvents, glue, wire and subcontracted components. In general, we have not experienced any significant difficulty in obtaining these raw materials. We cannot assure you, however, that a shortage of any of these raw materials will not occur in the future or will not potentially adversely affect the financial results of our business.

Increases in fuel and other energy costs may have a negative impact on our financial results.

Fuel and other energy costs represent a significant portion of our overall costs, both directly through expenses incurred in running our production facilities and indirectly through freight rates, costs of raw materials and similar costs. Although Cadmus typically passes through to its customers increases in the cost of materials and freight rates, we may not be able to pass all such future increases directly to our customers, due to price competition. In that instance, increases in fuel and other energy costs, particularly resulting from increased natural gas prices, could adversely affect operating costs or customer demand and thereby negatively impact our operating results, financial condition or cash flows.

Our cost reduction initiatives may not produce the expected cost savings or improve our profitability.

Over the last four years, we have implemented a number of cost reduction initiatives. We expect that these initiatives will result in cost savings and will position us to capitalize on improving economic conditions. However, we cannot assure you that we will be able to achieve all of the cost savings that we expect to realize from our recent initiatives. In particular, we may experience unexpected cost increases that offset the savings that we achieve. Our failure to realize cost savings could adversely affect our profitability.

Our production facilities may suffer business interruptions which could increase our operating costs, decrease our sales or cause us to lose customers.

The reliability of our production facilities is critical to the success of our business. Our facilities might be damaged or interrupted by fire, flood, power loss, telecommunications failure, break-ins, earthquakes, terrorist attacks, war or similar events. Equipment malfunctions, computer viruses, physical or electronic break-ins and similar disruptions might cause interruptions and delays in our printing services and could significantly diminish our reputation and brand name and prevent us from providing services. Although we believe we have taken adequate steps to address these risks, damage to, or unreliability of, our production facilities could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our printing and other facilities are subject to environmental laws and regulations, which may subject us to liability or require us to incur costs.

We use various materials in our operations which contain substances considered hazardous or toxic under environmental laws. In addition, our operations are subject to federal, state and local environmental laws and regulations relating to, among other things, air emissions, waste generation, handling, management and disposal, waste water treatment and discharge and remediation of soil and groundwater contamination. Permits are required for the operation of certain of our businesses, and these permits are subject to renewal, modification and, in some circumstances, revocation. Our operations also generate wastes which are disposed of off-site. Under certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA,” commonly referred to as “Superfund”) and similar state laws and regulations, we may be liable for costs and damages relating to soil and groundwater contamination at these off-site disposal locations, or at our own facilities. In the past, such matters have not had a material impact on our business or operations. We are not currently aware of any environmental matters that are likely to have a material adverse effect on our business, financial condition, results of operations and cash flow. However, we cannot assure you that such matters will not have such an impact on us. Furthermore, future changes to environmental laws and regulations may give rise to additional costs or liabilities that could have a material adverse impact on us.

We may not protect our technology effectively, which would allow competitors to duplicate our products and services, or our products and services may infringe on claims of intellectual property rights of third parties.

Our success and ability to compete depend, in part, upon our technology. Among our assets are our proprietary information and intellectual property rights. We rely on a combination of copyright, trademark and patent laws, trade secrets, confidentiality procedures and contractual provisions to protect these assets. Unauthorized use and misuse of our intellectual property could have a material adverse effect on our business, financial condition and results of operations, and there can be no assurance that our legal remedies would adequately compensate us for the damages caused by unauthorized use. In addition, licenses for a number of software products have been granted to us.

Some of these licenses, individually and in the aggregate, are material to our business. Although we believe that the risk that we will lose any material license is remote, any loss could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We do not believe that any of our products, services or activities infringe upon the intellectual property rights of third parties in any material respect. There can be no assurance, however, that third parties will not claim infringement by us with respect to current or future products, services or activities. Any infringement claim, with or without merit, could result in substantial costs and diversion of management and financial resources, and a successful claim could effectively block our ability to use or license products and services or cost us money.

We may not be able to operate effectively given our high levels of indebtedness which could also adversely impact interest expense.

A large percentage of our capital structure is represented by debt. We must operate within the covenants and limitations imposed by our debt agreements. Although we believe we have a plan in place to reduce leverage and to operate within the limitations of our debt agreements, our high levels of indebtedness could limit our future plans or have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, a portion of our interest expense is subject to the prevailing market interest rates in effect from time to time. While we believe we have an appropriate mix of fixed and floating rate debt instruments and a plan to reduce leverage, an increase in market rates of interest could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company considers all of its properties and the related machinery and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present needs. The Company may expand as necessary for the continued development of its operations. The Company maintains approximately 1,544,000 square feet of production space consisting of manufacturing and publication services and approximately 356,000 square feet of warehouse space. The Company owns approximately 62% of the square footage it uses. The following table contains information regarding the Company’s primary facilities as of June 30, 2006.

Location	Primary Use	Owned/ Leased		Size (sq. ft.)
Publisher Services
Baltimore, MD	Manufacturing, Printing	Leased		176,000
Baltimore, MD	Warehouse, Distribution	Leased		42,000
Columbia, MD	Content Management, Editorial Services	Leased		65,000
Columbus, OH	Content Management, Editorial Services	Leased		8,000
Easton, MD	Manufacturing, Printing	Owned		194,000
Hurlock, MD	Backcopy Warehouse, Fulfillment	Leased		200,000
Easton, PA	Manufacturing, Printing, Warehouse, Office	Owned		254,000
Ephrata, PA	Content Management, Assembly	Owned	*	152,000
Lancaster, PA	Manufacturing, Printing	Owned		168,000
Richmond, VA	Manufacturing, Printing	Owned		239,000
Richmond, VA	Content Management, Editorial Services	Owned		15,000
Mumbai, India	Content Management, Editorial Services	Leased		30,000
Chennai, India	Content Management, Editorial Services	Leased		29,000

Specialty Packaging
Charlotte, NC	Manufacturing, Printing	Owned		177,000
Charlotte, NC	Office, Warehouse, Fulfillment	Leased		114,000
San Cristobal, Dominican Republic	Manufacturing, Printing	Leased		37,000

Corporate
Richmond, VA	Corporate Office	Leased		24,000

*	Held for sale at June 30, 2006; under contract as of September 12, 2006.

ITEM 3.	LEGAL PROCEEDINGS

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

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Cadmus are elected by the Board of Directors (“Board”) of the Company to serve one-year terms. The following table contains information about the executive officers of Cadmus:

Name (Age)	Position and Length of Service	Other Business Experience During Past Five Years

Bruce V. Thomas (50)	President and Chief Executive Officer, Cadmus, July 2000-present.

Peter R. Hanson (53)	Chief Operating Officer for Publisher Services Group, Cadmus, April 2006-present.	Chairman, Batavia Interfaith Food Pantry, 2004-2005. President, Publication Group, Banta Corporation, 2000- 2004.

Gerard P. Lux, Jr. (48)	President, Specialty Packaging, Cadmus, May 2000-present.

Paul K. Suijk (49)	Senior Vice President and Chief Financial Officer, Cadmus, January 2003-present.	Senior Vice President and Chief Financial Officer, Comdial Corporation, 2000-2002.

Lisa S. Licata (45)	Senior Vice President, Human Resources, and Corporate Secretary, Cadmus, May 2002-present.	Partner, Troutman Sanders LLP, 1999-2002. Principal, mV-10, LLC, 1999-2002.

Wayne B. Luck (50)	Senior Vice President and Chief Information Officer, Cadmus, July 2000-present.

Christopher T. Schools (39)	Vice President and Treasurer, Cadmus, February 2002-present.	Assistant Treasurer, Cadmus, 2000-2002.

Bruce G. Willis (45)	Executive Vice President, Finance and Administration, Publisher Services Group, Cadmus, and Senior Vice President of Procurement, Cadmus, February 2006-present.	Vice President, Shared Services
and Business Systems,
Cadmus, January 2003-
January 2006. Vice President
and Controller, Cadmus,
1999-July 2001 and
September 2001-2004.
Interim Chief Financial
Officer, Cadmus, July 2001-
September 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Cadmus common stock is traded in the over-the-counter market and is quoted through the NASDAQ Global Market System under the symbol “CDMS.” Information with respect to quarterly stock prices is incorporated by reference to the Selected Quarterly Data on page 64 of this report.

As of September 1, 2006, there were 9,573,235 shares of Cadmus common stock issued and outstanding, held by approximately 2,300 shareholders, including registered shareholders, participants in the Company’s Thrift Savings Plan and Non-Qualified Savings Plan and street name holders.

On August 8, 2006, Cadmus declared a regular quarterly cash dividend of $0.0625 per share to shareholders of record as of August 21, 2006. Additional information with respect to dividends declared is incorporated by reference to the Selected Quarterly Data on page 64 of this report.

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

The table below sets forth information with respect to the Company’s repurchases of its common stock during the fourth quarter of fiscal 2006.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1–30, 2006	426		$18.50	426	630,610
May 1–31, 2006	46,730	(2)	$17.70	41,760	588,850
June 1–30, 2006	29,940		$18.50	29,940	558,910

Total	77,096			72,126

(1)	On August 19, 2004, the Board of Directors authorized the Company to repurchase up to 1.0 million shares of its common stock on the open market or in privately negotiated transactions. The repurchases were intended to reduce possible dilution in connection with the exercise of stock options.
(2)	The Company repurchased 4,970 shares of its common stock from employees as payment of withholding taxes due in connection with the vesting of restricted stock awards.
(3)	On July 20, 2006, the Company terminated its repurchase program. An additional 2,000 shares were repurchased under the program in July 2006 prior to its termination.

ITEM 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with the consolidated financial statements of the Company and Management’s Discussion and Analysis that appear elsewhere in this report.

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
OPERATING DATA
Net sales	$451,223	$436,436	$445,425	$446,919	$447,279
Cost of sales	390,249	358,860	363,641	362,801	365,873
Selling and administrative expenses	42,314	43,256	47,479	51,443	54,029
Restructuring and other charges	8,084	5,219	410	12,015	—
Other income	—	(1,000)	—	—	—

Operating income	10,576	30,101	33,895	20,660	27,377
Interest expense and securitization costs	14,881	12,869	14,488	15,236	17,203
Debt refinancing costs	—	—	8,275	—	—
Other, net	303	122	356	347	292

Income (loss) from continuing operations before income taxes	(4,608)	17,110	10,776	5,077	9,882
Income tax benefit (expense)	10,341	(1,232)	(4,124)	(2,410)	(4,891)

Income from continuing operations	5,733	15,878	6,652	2,667	4,991
Loss from discontinued operations, net of taxes	—	(887)	—	—	(1,236)
Cumulative effect of change in accounting principle	—	—	—	(56,301)	—

Net income (loss)	$5,733	$14,991	$6,652	$(53,634)	$3,755

PER SHARE DATA(1)
Income from continuing operations	$0.61	$1.70	$0.72	$0.30	$0.55
Net income (loss)	0.61	1.60	0.72	(5.94)	0.41
Cash dividends	0.25	0.25	0.20	0.20	0.20

FINANCIAL POSITION
Goodwill and other intangibles, net	$114,641	$113,278	$113,827	$114,755	$167,788
Total assets	364,804	320,675	315,750	304,926	369,595
Total debt	199,205	158,363	167,561	146,805	157,246
Total shareholders’ equity	61,256	54,860	51,261	32,408	111,514
Total capital	260,461	213,223	218,822	179,213	268,760

SELECTED RATIOS
Operating income margin	2.3%	6.9%	7.6%	4.6%	6.1%
Effective tax rate	(224.4)%	7.2%	38.3%	47.5%	49.5%

OTHER DATA
Weighted-average common shares outstanding(1)	9,428	9,345	9,251	9,028	9,049
Shares outstanding at fiscal year end	9,178	9,190	9,154	9,050	8,992
Stock market price data:
High	$24.420	$18.200	$15.859	$11.970	$14.640
Low	15.810	12.000	8.880	7.040	6.750
Close (at fiscal year end)	17.480	18.000	14.750	8.890	11.220
Number of associates (approximate)	3,300 (2)	3,000 (2)	3,000 (2)	2,800	3,000

(1)	Assumes dilution.
(2)	Includes approximately 600, 300 and 200 employees associated with the Company’s operations in India as of June 30, 2006, 2005 and 2004, respectively.

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

	Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
SELECTED NON-GAAP MEASURES
Operating income, as reported	$10,576	$30,101	$33,895	$20,660	$27,377
Other income (insurance recovery)(1)	—	(1,000)	—	—	—
Amortization(2)	—	—	—	—	4,724
Restructuring and other charges	8,084	5,219	410	12,015	—

Adjusted operating income	$18,660	$34,320	$34,305	$32,675	$32,101

Income (loss) from continuing operations before income taxes, as reported	$(4,608)	$17,110	$10,776	$5,077	$9,882
Amortization(2)	—	—	—	—	4,724
Debt refinancing costs	—	—	8,275	—	—
Other income (insurance recovery)(1)	—	(1,000)	—	—	—
Restructuring and other charges	8,084	5,219	410	12,015	—

Adjusted income from continuing operations before income taxes	$3,476	$21,329	$19,461	$17,092	$14,606

PER SHARE DATA(3)
Net income (loss), as reported	$0.61	$1.60	$0.72	$(5.94)	$0.41
Cumulative effect of change in accounting principle	—	—	—	6.24	—
Discontinued operations, net of taxes	—	0.10	—	—	0.14
Amortization(2)	—	—	—	—	0.52
Debt refinancing costs, net of taxes	—	—	0.59	—	—
Restructuring and other charges, net of taxes	0.54	0.36	0.03	0.87	—
Other income (insurance recovery), net of taxes(1)	—	(0.07)	—	—	—
Mack benefit	(0.90)	(0.54)	—	—	—

Adjusted income per share	$0.25	$1.45	$1.34	$1.17	$1.07

SELECTED RATIOS
Operating income margin, as reported	2.3%	6.9%	7.6%	4.6%	6.1%
Amortization(2)	—	—	—	—	1.1
Other income (insurance recovery)(1)	—	(0.2)	—	—	—
Restructuring and other charges	1.8	1.2	0.1	2.7	—

Adjusted operating income margin	4.1%	7.9%	7.7%	7.3%	7.2%

(1)	In the Company’s Form 10-K for fiscal 2005, other income of $1.0 million, or $0.07 per share, related to an insurance recovery, was not excluded from the non-GAAP measures. For purposes of the discussion in this report, however, the impact of the insurance recovery has been excluded from fiscal 2005 non-GAAP measures as management believes that excluding the impact of the insurance recovery for year-over-year comparisons better reflects the trends of the underlying operational performance of the business.
(2)	In order to provide consistent comparisons, goodwill amortization expense is excluded from operating results in fiscal 2002 and was not recorded in fiscal 2003 and thereafter upon adoption of SFAS No. 142. Fiscal 2006, 2005, 2004 and 2003 amortization expense relates to other amortizable intangibles.
(3)	Per share data assumes dilution.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses the results of operations and general financial condition of Cadmus. MD&A should be read in conjunction with the Consolidated Financial Statements included in this report in Item 8.

CHANGES TO PREVIOUSLY ANNOUNCED FISCAL 2006 FOURTH QUARTER AND ANNUAL RESULTS

Subsequent to the August 3, 2006 announcement of our preliminary fourth quarter and full fiscal year results for 2006, we have made certain adjustments to our reported results. These adjustments resulted in an increase in fourth quarter net loss and a reduction in full fiscal year net income for 2006 of $0.5 million. These adjustments principally relate to decreases in our inventories and certain customer billings to correct errors that were identified through control procedures that were performed subsequent to the date of our earnings release.

Set forth below is a reconciliation of the August 3, 2006 announcement of our preliminary results press release to amounts reported in this Annual Report on Form 10-K which reflects the above mentioned adjustments (in millions, except per share amounts) :

	Three Months Ended June 30, 2006			Year Ended June 30, 2006
	Previously Announced	Net Change	Reported in Annual Report on Form 10-K	Previously Announced	Net Change	Reported in Annual Report on Form 10-K
Net sales	$113.5	$(0.2)	$113.3	$451.4	$(0.2)	$451.2
Operating income	1.1	(0.7)	0.4	11.3	(0.7)	10.6
Loss from continuing operations before income taxes	(3.0)	(0.7)	(3.7)	(3.9)	(0.7)	(4.6)
Benefit from income taxes	1.2	0.2	1.4	10.1	0.2	10.3
Net income (loss)	(1.8)	(0.5)	(2.3)	6.2	(0.5)	5.7
Net income (loss) per common share, assuming dilution	(0.20)	(0.04)	(0.24)	0.65	(0.04)	0.61

GENERAL

Headquartered in Richmond, Virginia, Cadmus Communications Corporation and Subsidiaries (the “Company” or “Cadmus”) provides end-to-end, integrated graphic communications and content processing services to professional publishers, not-for-profit societies and corporations. Cadmus provides a wide range of technology-enabled content management, composition, editorial, prepress, printing, article reprints, digital rights management, and fulfillment and distribution services. Cadmus is the world’s largest provider of content management and production services to scientific, technical and medical (“STM”) journal publishers, the fifth largest periodicals printer in North America, and a leading provider of specialty packaging and promotional printing services.

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

The Company’s Specialty Packaging segment has achieved growth and improved financial performance in recent years as a result of focusing on growth markets that benefit from the customized package design and production services the Company offers, particularly in the healthcare, consumer products and telecommunications markets as well as the expansion of its global network. The Company’s U.S. packaging facility is both ISO-9001:2000 registered and has passed customer cGMP compliance audits as evidence of the high level of quality delivered to our customers. The Specialty Packaging segment has also differentiated itself by developing a proprietary network of offshore production affiliates, known as Global Packaging Solutions, and by linking those operations and its customers via a proprietary inventory management and fulfillment system.

In June 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. The plan is designed to continue to grow the Company’s position in its target publishing markets, to sustain the growth generated in its Specialty Packaging segment, to retire older and less efficient press equipment, and to more aggressively rationalize capacity across its manufacturing platform. In connection with this equipment replacement and consolidation plan, the Company is consolidating two facilities and expanding and renovating several other facilities to accommodate new equipment, to permit improved work flows, and to facilitate the rationalization of similar work currently performed at multiple sites. The Company spent approximately $58.2 million in capital expenditures in fiscal 2006, the majority of which related to this plan. It is expected that the equipment upgrades and the expansion of facilities will be substantially complete by the middle of fiscal 2007. Despite the adverse effect in fiscal 2006 of operational inefficiencies from the implementation of the equipment replacement and consolidation plan, the Company believes that once fully implemented, the plan will enhance the Company’s overall competitiveness and create significant long-term value for its shareholders.

In fiscal 2006, the Company purchased the remaining interest in KnowledgeWorks Global Limited (“KGL”) from Datamatics Technologies Limited, with whom the Company had operated a joint venture in India since fiscal 2003. KGL provides a full range of content processing, content management and related services to STM, scholarly and educational publishers and other organizations on a global basis. The Company believes KGL provides the ability to continue to grow its services to the STM and educational markets and expand its offshore outsourcing opportunities.

At the end of fiscal 2006, the Company’s Specialty Packaging segment formed a 50/50 joint venture in Hong Kong with Periscope, Inc. The joint venture was selected as one of only four global print managers to serve a large U.S. based retail chain. The Company believes this opportunity will permit it to apply its global brand management expertise on a much larger scale as it expands the print and packaging network beyond the Caribbean Rim to mainland China, Thailand, India and Turkey.

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

Allowance for doubtful accounts. Cadmus’ policy with respect to its trade receivables is to maintain an adequate allowance for doubtful accounts for estimated losses from the inability of customers to make required payments. The Company’s process to estimate the collectibility of its trade accounts receivable balances consists of two steps. First, the Company evaluates specific accounts for which it has information that the customer may have an inability to meet its financial obligations (e.g., bankruptcy). In these cases, the Company uses its judgment, based on available facts and circumstances, and records a specific allowance for that customer against the receivable to reflect the amount it expects to ultimately collect. Second, the Company establishes an additional reserve for all customers based on a range of percentages applied to aging categories, based on management’s best estimate. The Company periodically evaluates the adequacy of its reserves based on the available facts and circumstances at the time. If the financial condition of Cadmus’ customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances could be required.

Valuation of intangible assets and goodwill. In completing the transitional impairment test required by SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company tested the net goodwill balances attributable to each of its reporting units for indications of impairment by comparing the fair value of each reporting unit to its carrying value. Fair value was determined using discounted cash flow estimates for each reporting unit in accordance with the provisions of SFAS No. 142. The preparation of such discounted cash flow estimates requires significant management judgment with respect to operating profit, growth rates, appropriate discount rates and residual values.

The Company has completed annual impairment tests as of April 1 of each year since the adoption of SFAS No. 142. The tests were conducted in a manner consistent with the Company’s initial impairment test. As a result of those annual impairment tests, there were no indications of impairment, and no adjustments to the carrying amount of goodwill were required. The total balance of goodwill as of June 30, 2006 and 2005 relates to the Company’s Publisher Services segment.

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

In fiscal 2004, upon completion of its annual pension valuations, the Company recorded a reduction of its minimum pension liability in fiscal 2004 in accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, totaling $19.4 million ($12.7 million net of taxes). The adjustment to the minimum pension liability was included in accumulated other comprehensive loss as a direct increase to shareholders' equity, net of taxes.

In fiscal 2005, upon completion of its annual pension valuations, the Company recorded an additional minimum pension liability in accordance with SFAS No. 87 totaling $12.7 million ($8.4 million net of taxes). The adjustment to the minimum pension liability was included in accumulated other comprehensive loss as a direct charge to shareholders’ equity, net of taxes.

In fiscal 2006, upon completion of its annual pension valuations, the Company recorded a decrease to its minimum pension liability in accordance with SFAS No. 87 totaling $6.9 million ($4.3 million net of taxes). The adjustment to the minimum pension liability was included in accumulated other comprehensive loss as a direct increase to shareholder’s equity, net of taxes.

The Company’s contributions to its defined benefit pension plans totaled $1.2 million, $1.3 million, and $9.0 million in fiscal 2006, 2005, and 2004, respectively. The Company anticipates having to contribute $2.5 million to its primary defined benefit pension plan in fiscal 2007, and to contribute $1.1 million to its other defined benefit pension plans in fiscal 2007. In fiscal 2003, the Company’s board of directors voted to freeze the Cadmus Pension Plan to mitigate the volatility in pension expense and required cash contributions expected in future years.

For the Company’s primary defined benefit plan, a one percentage-point change in the long-term rate of return on plan assets would have the following impact on fiscal 2007 pension expense and accumulated benefit obligation, respectively:

	1 Percentage Point
	Increase	Decrease
	(In thousands)
Effect on 2007 pension expense	$(1,015)	$1,015
Effect on accumulated benefit obligation	—	—

For the Company’s primary defined benefit plan, a one percentage-point change in the discount rate would have the following impact on fiscal 2007 pension expense and accumulated benefit obligation, respectively:

	1 Percentage Point
	Increase	Decrease
	(In thousands)
Effect on 2007 pension expense	$(937)	$1,080
Effect on accumulated benefit obligation	(15,268)	18,874

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the standard on our consolidated financial statements.

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

SIGNIFICANT TRANSACTIONS

Restructuring and Other Charges

In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. This plan is designed to replace certain older, less efficient presses with state-of-the-art and more efficient presses, to add certain needed capacity, and to permit the further rationalization of domestic manufacturing capacity. As a result, certain equipment and related items to be replaced or disposed of pursuant to this plan were impaired in the amount of $4.9 million as of June 30, 2005. In fiscal 2006 in connection with this plan, the Company incurred charges of $4.8 million related to severance expenses, costs to consolidate and reorganize facilities, and impairment charges of equipment to be replaced. These charges for fiscal 2006 and 2005 were primarily related to the Publisher Services segment and are classified as restructuring and other charges in the Consolidated Statements of Operations. Excluding asset impairment charges, the estimated total restructuring costs pursuant to this plan include (i) one-time termination benefits in the range of $1.5 million to $1.7 million, (ii) contract termination costs in the range of $0.2 million to $0.3 million, and (iii) costs to consolidate and reorganize facilities in the range of $1.8 million to $2.1 million. All activities in connection with this plan are expected to be completed by the middle of fiscal 2007.

Other charges and expenses classified as restructuring and other charges in the Consolidated Statements of Operations include (i) costs in connection with a management reorganization of the Company’s Publisher Services segment and related charges in the amount of $2.0 million in fiscal 2006, (ii) expenses associated with the Mack Printing Company transaction in the amount of $0.5 million and $0.3 million in fiscal 2006 and 2005, respectively, and (iii) costs associated with certain discontinued merger and acquisition activities in the amount of $0.8 million in fiscal 2006.

Income Taxes

During the second and third quarters of fiscal 2006, the Company participated in the Pre-Filing Agreement program (“PFA”) with the Internal Revenue Service (“IRS”) to review the Mack Printing Company transaction (“Mack transaction”) to determine the amount and character of the allowable loss to be reported on its federal income tax return for the year ended June 30, 2005. In culmination of the PFA process, the Company and the IRS executed a closing agreement on March 28, 2006 providing specific guidance for the recognition of an ordinary loss deduction to be reported by the Company on its June 30, 2005 federal tax return.

Based on the Company’s resolution with the IRS and as a result of reporting the Mack transaction benefit on its June 30, 2005 federal tax return filed on March 15, 2006, the Company recorded an $8.5 million benefit for the quarter ended March 31, 2006. This $8.5 million benefit was incremental to the $5.0 million recorded in the quarter ended March 31, 2005. As a result of the resolution with the IRS in connection with the Mack transaction, the Company expects to realize a cash benefit of $37.4 million. The Company received $11.8 million in April 2006 and $2.6 million in August 2006 and expects to utilize the balance in future years as a reduction to income taxes otherwise payable on future income earned.

RESULTS OF OPERATIONS

The following table presents the major components from the Consolidated Statements of Operations as a percent of net sales for fiscal years ended June 30, 2006, 2005, and 2004.

	Years Ended June 30,
	2006		2005		2004
	(Dollars in millions)
Net sales	$451.2	100.0%	$436.4	100.0%	$445.4	100.0%
Cost of sales	390.2	86.5	358.9	82.2	363.6	81.6
Selling and administrative expenses	42.3	9.4	43.2	9.9	47.5	10.7
Restructuring and other charges	8.1	1.8	5.2	1.2	0.4	0.1
Other income	—	—	(1.0)	(0.2)	—	—

Operating income	10.6	2.3	30.1	6.9	33.9	7.6

Interest expense	14.9	3.3	12.9	3.0	14.2	3.2
Debt refinancing costs	—	—	—	—	8.3	1.9
Securitization costs	—	—	—	—	0.3	0.1
Other, net	0.3	—	0.1	—	0.3	—

Income (loss) from continuing operations before income taxes	(4.6)	(1.0)	17.1	3.9	10.8	2.4
Income tax benefit (expense)	10.3	2.3	(1.2)	(0.3)	(4.1)	(0.9)

Income from continuing operations	5.7	1.3	15.9	3.6	6.7	1.5
Loss from discontinued operations, net of taxes	—	—	0.9	0.2	—	—

Net income	$5.7	1.3%	$15.0	3.4%	$6.7	1.5%

Capital expenditures	$58.2	12.9%	$12.1	2.8%	$15.1	3.4%

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

	Years Ended June 30,
	2006		2005		2004
	(Dollars in millions)
Operating income, as reported	$10.6	2.3%	$30.1	6.9%	$33.9	7.6%
Restructuring and other charges	8.1	1.8	5.2	1.2	0.4	0.1
Other income (insurance recovery)	—	—	(1.0)	(0.2)	—	—

Adjusted operating income	$18.7	4.1%	$34.3	7.9%	$34.3	7.7%

Income (loss) from continuing operations before income taxes, as reported	$(4.6)	(1.0)%	$17.1	3.9%	$10.8	2.4%
Restructuring and other charges	8.1	1.8	5.2	1.2	0.4	0.1
Debt refinancing costs	—	—	—	—	8.3	1.9
Other income (insurance recovery)	—	—	(1.0)	(0.2)	—	—

Adjusted income from continuing operations before income taxes	$3.5	0.8%	$21.3	4.9%	$19.5	4.4%

	Years Ended June 30,
	2006	2005	2004
Income per share, assuming dilution:
Net income, as reported	$0.61	$1.60	$0.72
Discontinued operations, net of taxes	—	0.10	—
Other income (insurance recovery), net of taxes	—	(0.07)	—
Restructuring and other charges, net of taxes	0.54	0.36	0.03
Debt refinancing costs, net of taxes	—	—	0.59
Mack benefit	(0.90)	(0.54)	—

Adjusted income per share, assuming dilution	$0.25	$1.45	$1.34

Comparison of Fiscal 2006 with Fiscal 2005

Net Sales

Net sales in fiscal 2006 were $451.2 million, compared to $436.4 million in fiscal 2005, an increase of 3.4%. Within the Publisher Services segment, net sales totaled $363.5 million in fiscal 2006, compared to $358.3 million in the prior year, an increase of 1.4%. The increase was a result of page and revenue growth from the STM market, improved revenues from its content-related initiatives in the educational and government services markets, continued growth in its emerging solutions technology offerings, and better revenue trends in its printing plants, despite continuing price pressures. Net sales for the Specialty Packaging segment were $87.7 million in fiscal 2006, compared to $78.2 million in fiscal 2005, an increase of 12.3%. The increase in net sales for this segment was attributable to the continued benefit from higher overall volume in its Global Packaging Solutions operations, expansion into Asia, strong new business development success, and growth from existing customers.

Cost of Sales

Cost of sales increased to 86.5% of net sales in fiscal 2006, compared to 82.2% in fiscal 2005. The percentage increase was primarily due to much higher costs from operational inefficiencies and capacity constraints from the Lancaster and Science Press sites’ integration activities in connection with the equipment replacement and consolidation plan. Additional costs also were incurred at other sites to produce off-loaded work from Lancaster to meet customer schedules. Finally, the results were adversely affected by costs incurred in connection with the Company’s growth initiatives in the educational and government services markets and higher energy costs.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales were 9.4% and 9.9% in fiscal 2006 and 2005, respectively. The decrease in selling and administrative expenses in fiscal 2006 was primarily attributable to management’s continued focus on overall cost reduction efforts, streamlining the organizational structure in the Publisher Services segment, and lower management incentives.

Restructuring and Other Charges

Restructuring and other charges were $8.1 million in fiscal 2006, compared to $5.2 million in fiscal 2005. In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. This plan is designed to replace certain older, less efficient presses with state-of-the-art and more efficient presses, to add certain needed capacity, and to permit the further rationalization of domestic manufacturing capacity. As a result, certain equipment and related items to be replaced or disposed of pursuant to this plan were impaired in the amount of $4.9 million as of June 30, 2005. In connection with this plan, the Company incurred charges of $4.8 million in fiscal 2006 related to severance expenses, costs to consolidate and reorganize facilities, and impairment charges of equipment to be replaced. These charges were primarily related to the Publisher Services segment and are classified as restructuring and other charges in the Consolidated Statements of Operations. Excluding asset impairment charges, the estimated total restructuring costs pursuant to this plan include (i) one-time termination benefits in the range of $1.5 million to $1.7 million, (ii) contract termination costs in the range of $0.2 million to $0.3 million, and (iii) costs to consolidate and reorganize facilities in the range of $1.8 million to $2.1 million. All activities in connection with this plan are expected to be completed by the middle of fiscal 2007.

Other charges and expenses classified as restructuring and other charges in the Consolidated Statements of Operations include (i) costs in connection with a management reorganization of the Company’s Publisher Services segment and related charges in the amount of $2.0 million in fiscal 2006, (ii) expenses associated with the Mack Printing Company transaction in the amount of $0.5 million and $0.3 million in fiscal 2006 and 2005, respectively, and (iii) costs associated with certain discontinued merger and acquisition activities in the amount of $0.8 million in fiscal 2006.

Operating Income

Operating income in fiscal 2006 was $10.6 million, compared to $30.1 million in fiscal 2005. Publisher Services and Specialty Packaging segment operating income was $18.0 million and $7.5 million in fiscal 2006, respectively, compared to $35.8 million and $7.4 million in fiscal 2005. Publisher Services operating income declined primarily due to much higher costs from operational inefficiencies and capacity constraints from the Lancaster and Science Press sites’ integration activities and additional costs incurred at other sites to produce off-loaded work from Lancaster to meet customer schedules. In addition, margins were adversely affected by (i) continued pricing pressures, primarily in the special interest magazine market, (ii) costs incurred in connection with the Company’s growth initiatives in the educational and government services markets, and (iii) higher energy costs. Specialty Packaging operating income improved due to the benefits from higher overall volume and efficiencies derived from new and more efficient technology and enhancements and expansions to its global capacity and work flows.

Consolidated operating income included $8.1 million and $5.2 million in restructuring and other charges in fiscal 2006 and 2005, respectively. The results for fiscal 2005 included $1.0 million in other income from a previously disclosed insurance recovery. In order to provide consistent comparisons of year-over-year operating results, the following reconciliation is provided:

	2006	% of Sales	2005	% of Sales
	(Dollars in thousands)
Operating income, as reported	$10,576	2.3%	$30,101	6.9%
Restructuring and other charges	8,084	1.8	5,219	1.2
Other income (insurance recovery)	—	—	(1,000)	(0.2)

Adjusted operating income	$18,660	4.1%	$34,320	7.9%

Interest and Other Expenses

Interest expense increased to $14.9 million in fiscal 2006, compared to $12.9 million in fiscal 2005. The increase was due primarily to (i) an increase in total debt of $43.9 million for fiscal 2006, excluding the fair market value of interest rate swap agreements, in connection with the capital expenditures of $58.2 million primarily related to the equipment replacement and consolidation plan, and (ii) higher interest rates in fiscal 2006.

Income (Loss) from Continuing Operations before Income Taxes

Income (loss) from continuing operations before income taxes totaled $(4.6) million in fiscal 2006, compared to $17.1 million in fiscal 2005. These results reflect the impact of $8.1 million and $5.2 million in restructuring and other charges in fiscal 2006 and 2005, respectively, and include $1.0 million in other income from a previously disclosed insurance recovery in fiscal 2005. In order to provide consistent comparisons of year-over-year results, the following reconciliation is provided:

	2006	% of Sales	2005	% of Sales
	(Dollars in thousands)
Income (loss) from continuing operations before income taxes, as reported	$(4,608)	(1.0)%	$17,110	3.9%
Restructuring and other charges	8,084	1.8	5,219	1.2
Other income (insurance recovery)	—	—	(1,000)	(0.2)

Adjusted income from continuing operations before income taxes	$3,476	0.8%	$21,329	4.9%

Income Taxes

The Company’s income tax benefit on continuing operations in fiscal 2006 was at an effective tax rate of 224.4%, compared to an income tax expense on continuing operations in fiscal 2005 at an effective tax rate of 7.2%. During the third quarter of fiscal 2005, the Company executed a transaction related to one of its subsidiaries, Mack Printing Company, and recognized a net tax benefit of $5.0 million. During the second and third quarters of fiscal 2006, the Company participated in the Pre-Filing Agreement program (“PFA”) with the Internal Revenue Service (“IRS”) to review the Mack transaction to determine the amount and character of the allowable loss to be reported on its federal income tax return for the year ended June 30, 2005. In culmination of the PFA process, the Company and the IRS executed a closing agreement on March 28, 2006 providing specific guidance for the recognition of an ordinary loss deduction to be reported by the Company on its June 30, 2005 federal tax return. Based on the Company’s resolution with the IRS and as a result of reporting the Mack transaction benefit on its June 30, 2005 federal tax return filed on March 15, 2006, the Company recorded an

$8.5 million benefit for the quarter ended March 31, 2006. This $8.5 million benefit was incremental to the $5.0 million recorded in the quarter ended March 31, 2005. As a result of the resolution with the IRS in connection with the Mack transaction, the Company expects to realize a net cash benefit of $37.4 million. The Company received $11.8 million in April 2006 and $2.6 million in August 2006 and expects to utilize the balance in future years as a reduction to income taxes otherwise payable on future income earned. The amount of tax benefit and tax expense in fiscal 2006 and 2005, respectively, differs from the amount obtained by application of the federal statutory rate primarily due to recognition of the Mack transaction tax benefit and the impact of state income taxes.

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

Net Income

Net income totaled $5.7 million in fiscal 2006, compared to $15.0 million in fiscal 2005. Included in the results in fiscal 2006 are restructuring and other charges of $5.1 million, net of $3.0 million in taxes, and a tax benefit in connection with the Mack transaction in the amount of $8.5 million. Included in the results for fiscal 2005 are restructuring and other charges of $3.3 million, net of $1.9 million in taxes, a tax benefit in connection with the Mack transaction in the amount of $5.0 million, the impact from discontinued operations of $0.9 million, net of $0.5 million in taxes, and $0.6 million, net of $0.4 million in taxes, of other income from a previously disclosed insurance recovery.

Earnings Per Share

Net income per share, assuming dilution, totaled $0.61 in fiscal 2006, compared to $1.60 in fiscal 2005. These results reflect the impact of (i) $8.1 million and $5.2 million in restructuring and other charges in fiscal 2006 and 2005, respectively, (ii) $8.3 million and $5.0 million due to the Mack transaction tax benefit in fiscal 2006 and 2005, respectively, (iii) $ 0.9 million loss (net of taxes) from discontinued operations in fiscal 2005, and (iv) $0.6 million (net of taxes) in other income from a previously disclosed insurance recovery in fiscal 2005. In order to provide consistent comparisons of year-over-year results, the following reconciliation is provided:

	2006	2005
Income per share, assuming dilution:
Net income, as reported	$0.61	$1.60
Restructuring and other charges, net of taxes	0.54	0.36
Discontinued operations, net of taxes	—	0.10
Other income (insurance recovery), net of taxes	—	(0.07)
Mack benefit	(0.90)	(0.54)

Adjusted income per share, assuming dilution	$0.25	$1.45

Comparison of Fiscal 2005 with Fiscal 2004

Net Sales

Net sales in fiscal 2005 were $436.4 million, compared to $445.4 million in fiscal 2004, a decline of 2.0%. Within the Publisher Services segment, net sales totaled $358.3 million in fiscal 2005, compared to $380.2 million in the prior year, a decline of 5.8%. The decline was a result of (i) lower freight and postage (which are pass through costs for the Company), (ii) continuing pricing pressures from customers going out for bid, and (iii) management’s plan to manage capacity, improve business mix by focusing on education and higher margin customers, and generally drive for higher margins in the special interest magazine market. Net sales for the Specialty Packaging segment were $78.2 million in fiscal 2005, compared to $65.2 million in fiscal 2004, an increase of 19.9%. The increase in net sales for this segment was attributable to the continued benefit from higher overall volume in its Global Packaging Solutions operations, strong new business development success, and growth from existing customers.

Cost of Sales

Cost of sales increased to 82.2% of net sales in fiscal 2005, compared to 81.6% of net sales in fiscal 2004. The percentage increase was primarily due to additional costs and resources associated with the ramp up of services within the Publisher Services segment including educational market initiatives and certain electronic products and solutions for the professional publishing market.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of net sales were 9.9% and 10.7% for fiscal 2005 and 2004, respectively. The decrease in selling and administrative expenses in fiscal 2005 was primarily attributable to lower payroll costs associated with the reduction in the number of domestic associates, cost savings initiatives in the Company’s medical and workers’ compensation plans, and management’s continued focus on overall cost reduction efforts.

Restructuring and Other Charges

Restructuring and other charges were $5.2 million in fiscal 2005, compared to $0.4 million in fiscal 2004. In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment upgrade plan to its Publisher Services print platform and Specialty Packaging capabilities. As a result, certain equipment and related items to be replaced or otherwise disposed of pursuant to this plan were impaired as of June 30, 2005. As discussed in Note 6 to the Notes to Consolidated Financial Statements, the Company recorded a $4.9 million impairment charge in the fourth quarter of fiscal 2005 related to the Publisher Services segment and classified the charge as restructuring and other charges in the Consolidated Statements of Operations. Also in fiscal 2005, the Company recorded a $0.3 million charge in restructuring and other charges in connection with expenses associated with the internal restructuring of a subsidiary. Fiscal 2004 restructuring and others charges relate primarily to the closure of the Company’s East Stroudsburg special interest magazine facility.

Operating Income

Operating income in fiscal 2005 was $30.1 million, compared to $33.9 million in fiscal 2004. Publisher Services and Specialty Packaging segment operating income was $35.8 million and $7.4 million in fiscal 2005, respectively, compared to $38.8 million and $4.3 million in fiscal 2004. Publisher Services operating income declined due to continued pricing pressures, increased severance costs, and investments made to support educational and Emerging Solutions initiatives. Specialty Packaging operating income improved due to higher overall volume, improved business mix, and efficiencies derived from new and more efficient technology and workflows.

Consolidated operating income included $5.2 million and $0.4 million in restructuring and other charges in fiscal 2005 and 2004, respectively, and the results in fiscal 2005 included $1.0 million in other income from a previously disclosed insurance recovery. In order to provide consistent comparisons of year-over-year operating results, the following reconciliation is provided:

	2005	% of Sales	2004	% of Sales
	(Dollars in thousands)
Operating income, as reported	$30,101	6.9%	$33,895	7.6%
Restructuring and other charges	5,219	1.2	410	0.1
Other income (insurance recovery)	(1,000)	(0.2)	—	—

Adjusted operating income	$34,320	7.9%	$34,305	7.7%

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

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes totaled $17.1 million in fiscal 2005 compared to $10.8 million in fiscal 2004. These results reflect the impact of $5.2 million and $0.4 million in restructuring and other charges reported in fiscal 2005 and 2004, respectively, include $1.0 million in other income from a previously disclosed insurance recovery in fiscal 2005, and include $8.3 million in debt refinancing costs in fiscal 2004. In order to provide consistent comparisons of year-over-year results, the following reconciliation is provided:

	2005	% of Sales	2004	% of Sales
	(Dollars in thousands)
Income from continuing operations before income taxes, as reported	$17,110	3.9%	$10,776	2.4%
Restructuring and other charges	5,219	1.2	410	0.1
Other income (insurance recovery)	(1,000)	(0.2)	—	—
Debt refinancing costs	—	—	8,275	1.9

Adjusted income from continuing operations before income taxes	$21,329	4.9%	$19,461	4.4%

Income Taxes

The Company’s income tax expense on continuing operations in fiscal 2005 was at an effective tax rate of 7.2%, compared to an effective tax rate of 38.3% in fiscal 2004. During the third quarter of fiscal 2005, the Company executed a transaction related to one of its subsidiaries, Mack Printing Company, and recognized a net tax benefit of $5.0 million. The amount of tax expense in fiscal 2005 differs from the amount obtained by application of the federal statutory rate primarily due to recognition of the Mack transaction tax benefit and the impact of state income taxes. For fiscal 2004, the amount of tax expense from continuing operations differs from the amount obtained by application of the federal statutory rate to income from continuing operations primarily due to the reversal of certain valuation allowances and the impact of state income taxes.

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

Net Income

Net income totaled $15.0 million for fiscal 2005, compared to $6.7 million for fiscal 2004. Included in the results for fiscal 2005 are restructuring and other charges of $3.4 million, net of $1.8 million in taxes, a tax benefit in connection with the Mack Printing Company transaction in the amount of $5.0 million, the impact from discontinued operations of $0.9 million, net of $0.5 million in taxes, and $0.6 million, net of $0.4 million in taxes, of other income from a previously disclosed insurance recovery. Included in the results for fiscal 2004 are restructuring and other charges of $0.2 million, net of $0.1 million in taxes.

Earnings Per Share

Net income per share, assuming dilution, totaled $1.60 in fiscal 2005 and $0.72 in fiscal 2004. These results reflect the impact of (i) $5.2 million and $0.4 million in restructuring and other charges in fiscal 2005 and 2004, respectively, (ii) $1.0 million in other income from a previously disclosed insurance recovery in fiscal 2005, (iii) $5.0 million Mack benefit in fiscal 2005, (iv) $0.9 million loss (net of taxes) from discontinued operations in fiscal 2005, and (v) $8.3 million in debt refinancing costs in fiscal 2004. In order to provide consistent comparisons of year-over-year results, the following reconciliation is provided:

	2005	2004
Income per share, assuming dilution:
Net income, as reported	$1.60	$0.72
Restructuring and other charges, net of taxes	0.36	0.03
Discontinued operations, net of taxes	0.10	—
Other income (insurance recovery), net of taxes	(0.07)	—
Debt refinancing costs, net of taxes	—	0.59
Mack benefit	(0.54)	—

Adjusted income per share, assuming dilution	$1.45	$1.34

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

The Company included the following non-GAAP financial measures in this report: (1) “adjusted operating income” and “adjusted operating income margin” adjusted to exclude restructuring and other charges of $8.1 million, $5.2 million, $0.4 million and $12.0 million for fiscal 2006, 2005, 2004 and 2003, respectively, to exclude the impact of the $1.0 million insurance recovery for fiscal 2005, and to exclude goodwill amortization expense of $4.7 million for fiscal 2002, (2) “adjusted income from continuing operations before income taxes” and “adjusted income from continuing operations before income taxes margin” adjusted in the same manner and for the same items as adjusted operating income, and to exclude the impact of $8.3 million in debt refinancing costs for fiscal 2004, and (3) “adjusted income per share” adjusted in the same manner and for the same items as adjusted operating income and to exclude the $8.5 million and $5.0 million tax benefit from the Mack transaction for fiscal 2006 and 2005, respectively, to exclude the loss from discontinued operations of $0.9 million and $1.2 million for fiscal 2005 and 2002, respectively, to exclude $8.3 million in debt refinancing costs for fiscal 2004, and to exclude the impact of the $56.3 million cumulative effect of change in accounting principle, which was recorded upon the Company's adoption of SFAS No. 142, for fiscal 2003.

In the Company’s Form 10-K for fiscal 2005, other income in fiscal 2005 of $1.0 million, or $0.07 per share, related to an insurance recovery, was not excluded from the non-GAAP measures. For purposes of the discussion in this report, however, the impact of the insurance recovery has been excluded from the fiscal 2005 non-GAAP measures as management believes that excluding the impact of the insurance recovery for year-over-year comparisons better reflects the trends of the underlying operational performance of the business.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, (1) the exclusion of restructuring and other charges permits comparisons of results for on-going business facilities under the current operating structure, (2) the exclusion of the insurance recovery permits comparisons of trends in the underlying operational performance of the Company, (3) the exclusion of the impact of the tax benefit resulting from the Mack transaction permits comparisons of business operations without the impact of certain tax items, (4) the exclusion of the impact of discontinued operations permits comparisons of continuing business operations, (5) the exclusion of the debt refinancing costs incurred permits comparisons of results without the impact of infrequent refinancing actions, and (6) the exclusion of the cumulative effect of change in accounting principle permits comparisons without the impact of financial results driven solely by the adoption of new accounting pronouncements. In addition, the Company uses these non-GAAP financial measures internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to repay outstanding liabilities.

Liquidity and Capital Resources

Historically, the primary cash requirements of the Company have been for debt service, capital expenditures, working capital, taxes, pension funding, share repurchases and dividends. The primary sources of liquidity in the past have been cash flow provided by operations and unused capacity under the Company’s senior bank credit facility. The Company’s ability to continue to meet these and other cash requirements in the short- and long-term depends on, without limitation, the Company’s ability to implement its business strategy and the success of that strategy in generating cash from operations, the Company’s continued access to credit on practicable terms, access to the capital markets as needed and general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the control of the Company. The Company believes that these sources will provide sufficient liquidity and capital resources to meet its operating requirements for capital expenditures and working capital.

Operating Activities

Net cash provided by operating activities in fiscal 2006 totaled $20.0 million, compared to $24.6 million in fiscal 2005. The $4.6 million decrease in fiscal 2006 was attributable to lower earnings and $3.6 million in restructuring payments, partially offset by year-over-year changes in certain operating assets and liabilities.

Net cash provided by operating activities in fiscal 2005 totaled $24.6 million, compared to $31.3 million in fiscal 2004. The $6.7 million decrease in fiscal 2005 was attributable to changes in certain operating assets and liabilities, partially offset by lower contributions to the Company’s defined benefit pension plans and higher earnings.

Investing Activities

Net cash used in investing activities was $60.3 million in fiscal 2006, compared to $12.3 million in fiscal 2005. Capital expenditures for fiscal 2006 were $58.2 million compared to $12.1 million in fiscal 2005 and included investments primarily in equipment for the Publisher Services and Specialty Packaging segments in connection with the Company’s equipment replacement and consolidation plan. Acquisitions were $2.8 million in fiscal 2006 and relate primarily to the purchase of the remaining third-party owned minority interest of the Company’s KGL operations in India.

Net cash used in investing activities was $12.3 million in fiscal 2005, compared to $13.7 million in fiscal 2004. Capital expenditures in fiscal 2005 were $12.1 million, compared to $15.1 million in fiscal 2004. Fiscal 2005 expenditures related primarily to equipment purchases for the Publisher Services and Special Packaging segments. Fiscal 2004 expenditures related primarily to new business and manufacturing systems, digital prepress equipment, and building and equipment improvements. Proceeds from the sale of property, plant and equipment in fiscal 2004 totaled $1.4 million and related primarily to the sale of presses at certain of the Company’s Virginia, North Carolina, and Pennsylvania locations, and the sale of the East Stroudsburg, Pennsylvania facility in the fourth quarter.

The Company estimates that capital expenditures in fiscal 2007 will be in the range of $16.0 million to $18.0 million.

Financing Activities

Net cash provided by financing activities was $40.2 million in fiscal 2006, compared to net cash used in financing activities of $13.9 million in fiscal 2005. In fiscal 2006, proceeds from net long-term borrowings of $44.3 million primarily undertaken for capital expenditures in connection with the Company’s equipment replacement and consolidation plan, and proceeds from the exercise of stock options of $2.0 million, were partially offset by repurchases of common stock of $3.5 million, and dividend payments of $2.3 million.

On July 26, 2006, the Company completed an amendment to its senior bank credit facility effective June 30, 2006, which modified: (1) the total leverage ratio and senior leverage ratio covenants, (2) the definition of permitted acquisition, and (3) the circumstances under which the Company may make restricted payments. In accordance with the senior bank credit facility, as amended, further limitations are placed on the Company’s ability to execute acquisitions and repurchase stock based on the total leverage ratio which is computed from time to time. Based on the total leverage ratio computed as of June 30, 2006, the Company is prohibited from executing acquisitions or repurchasing stock without consent from the lenders or until such time as the total leverage ratio declines as required in the senior bank credit facility, as amended. In addition, the amendment added certain borrowing base requirements to the senior bank credit facility which limited the Company’s total borrowings under the senior bank credit facility to an amount equal to the lesser of $100.0 million or the product of certain percentages multiplied by eligible accounts receivable, inventory and property, plant and equipment.

The Company originally refinanced its senior bank credit facility, which was to mature on March 31, 2004, on January 28, 2004. Concurrently, the Company terminated its accounts receivable securitization program. The senior bank credit facility will mature in January 2008. The facility, with a group of seven banks, is secured by substantially all of the Company’s real, personal and mixed property, is jointly and severally guaranteed by each of the Company’s present and future significant subsidiaries, and is secured by a pledge of the capital stock of present and future significant subsidiaries. The senior bank credit facility contains certain covenants regarding total leverage, senior leverage, fixed charge coverage and net worth, and contains other restrictions, including limitations on additional borrowings, and the acquisition, disposition and securitization of assets.

At June 30, 2006, there were $62.2 million in borrowings outstanding under the $100.0 million senior bank credit facility and approximately $2.6 million of standby letters of credit outstanding against which no claims had been made. Based upon the borrowing base computation included in the senior bank credit facility, as amended, the Company’s total available borrowings were limited to approximately $89.7 million. Therefore, the Company’s revolving credit availability was approximately $24.9 million at June 30, 2006.

Net cash used in financing activities was $13.9 million in fiscal 2005, compared to $16.3 million in fiscal 2004. In fiscal 2005, a decrease in total debt by $10.8 million due to lower capital spending and continued focus on working capital initiatives, $2.3 million in dividend payments, and $3.9 million in stock repurchases, were partially offset by $3.0 million in proceeds from exercises of stock options.

On October 18, 2004, the Company completed an exchange offering in which it exchanged $125.0 million of its 8.375% senior subordinated notes due 2014, which were registered effective August 30, 2004 under the Securities Act of 1933, as amended, for its $125.0 million 8.375% senior subordinated notes due 2014, which were issued in a private placement on June 15, 2004. The Company used the net proceeds from the private placement, together with borrowings under its revolving credit facility, to repurchase $125 million principal amount outstanding of its 9.75% senior subordinated notes due 2009 and to pay the premium, accrued interest, fees and expenses in connection therewith.

Market Risk

At June 30, 2006, 2005 and 2004, the Company had three fixed-to-floating fair value interest rate swap agreements outstanding with a total notional amount of $40.0 million. These swaps were entered into to convert $40.0 million of the Company’s 8.375% senior subordinated notes due in 2014 to floating rate debt. The initial term of these swap agreements expires in 2014, and the counterparties have an option to terminate the agreements beginning in June 2009. Under the swap agreements, the Company receives interest payments at a fixed rate of 8.375% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 15 and June 15. These swap agreements are an effective hedge.

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

If short-term interest rates were to be either higher or lower by one percentage point throughout fiscal 2007, and assuming the average amount outstanding under both the Company’s senior bank credit facility and equipment term loans were consistent with fiscal 2006 and that the average interest rate paid by the Company on the floating portion of its fair value interest rate swap agreement were to be either higher or lower by one percentage point throughout fiscal 2007, the Company’s interest expense and income before taxes would change by approximately $1.0 million.

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

The Company maintains certain standby letters of credit to secure its obligations for workers’ compensation programs. At June 30, 2006 and 2005, the Company had approximately $2.6 million and $2.3 million, respectively, of standby letters of credit outstanding and had no claims against those letters of credit.

Obligations and Commitments

The Company is a party to certain contractual obligations and commitments as of June 30, 2006, as summarized in the following table:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
	(In thousands)
Long-term debt obligations	$199,205	$2,555	$66,064	$3,864	$126,722
Operating lease obligations	55,363	8,080	13,111	10,518	23,654
Unconditional purchase obligations	5,733	5,733	—	—	—
Executive employment contracts	1,418	473	945	—	—
Other long-term liabilities	2,476	569	1,040	867	—

Total contractual obligations and commitments	$264,195	$17,410	$81,160	$15,249	$150,376

The Company is required to pay interest, commitment fees and certain other fees on its debt obligations. The Company is required to pay interest at an annual interest rate of 8.375% on its $125.0 million senior subordinated notes in the annual amount of $10.5 million through scheduled maturity on June 15, 2014, unless the notes are repaid or refinanced before that time. The scheduled payments of principal on the 8.375% senior subordinated notes is reflected in “long-term debt obligations” in the table above. For other debt obligations, the amount of interest and other fees will directly depend on borrowing levels, market interest rates, the Company’s leverage, and the debt instruments in place during future periods. These amounts can, do and will vary over time.

In addition, the Company is required to make certain minimum contributions to its defined benefit pension plans. The amount of any contributions will directly depend upon future changes in investment values, rates of return, discount rates, plan benefits and design, and changes in regulatory or legislative rules covering such plans, among other factors. These amounts are not included in the table above due to their contingent and uncertain nature. The Company anticipates having to contribute $2.5 million to its primary defined benefit pension plan in fiscal 2007, and to contribute $1.1 million to its other defined benefit pension plans in fiscal 2007.

FORWARD LOOKING STATEMENTS

Statements contained in this report relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s expectations include but are not limited to: (1) the overall economic environment, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) the impact of price increases for energy and other materials and services affected by higher oil and fuel prices, (4) our ability to grow revenue and market share in the educational and government services markets, (5) significant price pressure in the markets in which we compete, (6) the loss of significant customers or the decrease in demand from customers, (7) our ability to continue to obtain improved efficiencies and lower production costs, (8) the financial condition and ability to pay of certain customers, (9) our ability to implement and realize the expected benefits associated with our equipment replacement and consolidation plan, including our ability to successfully complete certain consolidation initiatives and effect other restructuring actions, (10) our ability to operate effectively in markets outside of North America, (11) our ability to realize the tax benefits associated with certain transactions, and (12) our ability to implement and realize the expected benefits associated with our increased operations in Asia and the business opportunities available to the PeriscopeCadmus™ joint venture. Other risk factors are detailed from time to time in our Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Note 9 to the Notes to Consolidated Financial Statements in Item 8, and the information presented under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” in Item 7.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors

Cadmus Communications Corporation

Richmond, Virginia

We have audited the accompanying consolidated balance sheet of Cadmus Communications Corporation and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended June 30, 2006. We have also audited the financial statement schedules for the year ended June 30, 2006 listed in Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cadmus Communications Corporation at June 30, 2006, and the results of their operations and their cash flows for the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2006 schedules present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cadmus Communications Corporation internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria) and our report dated September 12, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

Richmond, Virginia

September 12, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cadmus Communication Corporation:

We have audited the accompanying consolidated balance sheet of Cadmus Communications Corporation and Subsidiaries as of June 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2005. Our audits also included the financial statement schedules listed in Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cadmus Communications Corporation and Subsidiaries at June 30, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

/s/ Ernst & Young LLP

Richmond, Virginia

September 19, 2005

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2006	2005	2004
	(In thousands, except per share data)

Net sales	$451,223	$436,436	$445,425

Cost of sales	390,249	358,860	363,641
Selling and administrative expenses	42,314	43,256	47,479
Restructuring and other charges	8,084	5,219	410
Other income	—	(1,000)	—

	440,647	406,335	411,530

Operating income	10,576	30,101	33,895

Interest and other expenses:
Interest	14,881	12,869	14,192
Debt refinancing costs	—	—	8,275
Securitization costs	—	—	296
Other, net	303	122	356

	15,184	12,991	23,119

Income (loss) from continuing operations before income taxes	(4,608)	17,110	10,776
Income tax benefit (expense)	10,341	(1,232)	(4,124)

Income from continuing operations	5,733	15,878	6,652
Loss from discontinued operations, net of $457 in income taxes	—	(887)	—

Net income	$5,733	$14,991	$6,652

Earnings per share—basic:
Income from continuing operations	$0.62	$1.73	$0.73
Loss from discontinued operations	—	(0.10)	—

Net income	$0.62	$1.63	$0.73

Weighted-average common shares outstanding	9,222	9,176	9,093

Earnings per share—diluted:
Income from continuing operations	$0.61	$1.70	$0.72
Loss from discontinued operations	—	(0.10)	—

Net income	$0.61	$1.60	$0.72

Weighted-average common shares outstanding, assuming dilution	9,428	9,345	9,251

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	At June 30,
	2006	2005
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$108	$237
Accounts receivable, less allowance for doubtful accounts ($967 in 2006 and $1,353 in 2005)	60,962	56,497
Inventories	26,266	24,124
Deferred income taxes	1,635	6,788
Prepaid expenses and other	4,970	3,668

Total current assets	93,941	91,314

Property, plant and equipment, net	128,393	91,600
Goodwill	111,964	109,884
Other intangibles, net	2,677	3,394
Other assets	27,829	24,483

TOTAL ASSETS	$364,804	$320,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,555	$—
Accounts payable	36,436	30,277
Accrued expenses and other current liabilities	23,475	24,525

Total current liabilities	62,466	54,802

Long-term debt	196,650	158,363
Long-term pension liability	22,818	32,886
Other long-term liabilities	21,614	19,764

Total liabilities	303,548	265,815

Shareholders’ equity:
Common stock ($0.50 par value; authorized shares—16,000,000; issued and outstanding shares—9,177,721 in 2006 and 9,189,525 in 2005)	4,589	4,595
Capital in excess of par value	67,058	68,495
Unearned compensation	—	(108)
Retained earnings	5,798	2,369
Accumulated other comprehensive loss	(16,189)	(20,491)

Total shareholders’ equity	61,256	54,860

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$364,804	$320,675

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2006	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net income	$5,733	$14,991	$6,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,789	19,869	19,909
Deferred income taxes	(12,046)	(7,920)	(829)
Restructuring and other charges	8,084	5,219	410
Debt refinancing costs	—	—	8,275
Other, net	(130)	209	(2,258)

	21,430	32,368	32,159

Changes in operating assets and liabilities:
Accounts receivable, excluding effects of securitization	(4,465)	(3,810)	4,140
Inventories	(2,142)	(2,614)	837
Accounts payable and accrued expenses	7,386	686	(3,429)
Restructuring payments	(3,586)	—	(1,458)
Other current assets	—	—	3,318
Contributions to defined benefit pension plans	(1,151)	(1,275)	(9,025)
Other, net	2,515	(796)	4,794

	(1,443)	(7,809)	(823)

Net cash provided by operating activities	19,987	24,559	31,336

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(58,233)	(12,081)	(15,136)
Proceeds from sales of property, plant and equipment	684	103	1,404
Acquisitions	(2,760)	(297)	—

Net cash used in investing activities	(60,309)	(12,275)	(13,732)

FINANCING ACTIVITIES
Proceeds from (repayment of) long-term revolving credit facility	30,200	(10,800)	30,000
Proceeds from long-term borrowings	14,082	—	—
Repayment of long-term borrowings	(342)	—	(6,415)
Net proceeds from receivables securitization program	—	—	1,066
Termination of receivables securitization program	—	—	(27,724)
Redemption of 9.75% senior subordinated notes	—	—	(125,000)
Issuance of 8.375% senior subordinated notes	—	—	125,000
Payment of tender premium offer	—	—	(6,767)
Debt issuance costs	—	—	(5,636)
Dividends paid	(2,304)	(2,297)	(1,820)
Repurchases of common and restricted stock	(3,464)	(3,851)	—
Proceeds from exercise of stock options	2,021	3,002	1,025

Net cash provided by (used in) financing activities	40,193	(13,946)	(16,271)

Increase (decrease) in cash and cash equivalents	(129)	(1,662)	1,333
Cash and cash equivalents at beginning of year	237	1,899	566

Cash and cash equivalents at end of year	$108	$237	$1,899

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
	(In thousands)
Balance at June 30, 2003	9,050	$4,525	$68,342	$(514)	$(15,157)	$(24,788)	$32,408
Net income	—	—	—	—	6,652	—	6,652
Change in minimum pension liability, net of $6,614 in deferred taxes	—	—	—	—	—	12,741	12,741

Comprehensive income							19,393

Cash dividends—$0.20 per share	—	—	—	—	(1,820)	—	(1,820)
Shares issued upon exercise of stock options	104	52	1,020	—	—	—	1,072
Amortization of unearned compensation	—	—	—	208	—	—	208

Balance at June 30, 2004	9,154	4,577	69,362	(306)	(10,325)	(12,047)	51,261
Foreign currency translation	—	—	—	—	—	(21)	(21)
Net income	—	—	—	—	14,991	—	14,991
Change in minimum pension liability, net of $4,310 in deferred taxes	—	—	—	—	—	(8,423)	(8,423)

Comprehensive income							6,547

Cash dividends—$0.25 per share	—	—	—	—	(2,297)	—	(2,297)
Shares issued upon exercise of stock options	304	152	2,850	—	—	—	3,002
Repurchases of common stock	(260)	(130)	(3,609)	—	—	—	(3,739)
Repurchases of restricted stock	(8)	(4)	(108)	—	—	—	(112)
Amortization of unearned compensation	—	—	—	198	—	—	198

Balance at June 30, 2005	9,190	4,595	68,495	(108)	2,369	(20,491)	54,860
Foreign currency translation	—	—	—	—	—	(8)	(8)
Net income	—	—	—	—	5,733	—	5,733
Change in minimum pension liability, net of $2,563 in deferred taxes	—	—	—	—	—	4,310	4,310

Comprehensive income							10,035

Cash dividends—$0.25 per share	—	—	—	—	(2,304)	—	(2,304)
Shares issued upon exercise of stock options	174	87	1,934	—	—	—	2,021
Repurchases of common stock	(186)	(93)	(3,371)	—	—	—	(3,464)
Amortization of unearned compensation	—	—	—	108	—	—	108

Balance at June 30, 2006	9,178	$4,589	$67,058	$—	$5,798	$(16,189)	$61,256

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

Self-Insurance Reserves. The Company is self-insured for both medical and workers’ compensation claims. The Company engages third party firms to provide claims processing for its medical and workers’ compensation claims and to calculate ultimate loss projections relative to its workers’ compensation claims. The Company records its reserves for medical and workers’ compensation claims based on the information provided by the third party firms. The Company’s policy is to adjust its workers’ compensation reserve based on an analysis of individual claims at each reporting date, with considerations of stop loss insurance provisions for both aggregate claim years and individual claims. The Company maintains a medical reserve for claims incurred but not reported based on its best estimate of its ultimate cost of settling all claims incurred as of the reporting date which is classified as accrued expenses and other current liabilities in the Consolidated Balance Sheets. Actual claims expense, as well as changes in the healthcare cost trends, could result in the Company’s eventual cost differing from the estimate.

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

Stock-Based Compensation. During the fourth quarter of fiscal 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” under the prospective method described in SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This transition method requires recognition of compensation expense based on the fair value at the date of grant for awards issued after the date of adoption. Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” which replaced SFAS No. 123. The new standard requires public companies to treat stock options and all other forms of share-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS No. 123. The adoption of SFAS No. 123(R) had no impact on the Company’s consolidated financial statements for fiscal 2006.

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

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in fiscal 2004:

2004
(In thousands, except per share amounts)
Net income, as reported	$6,652
Deduct: total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(1,099)

Pro forma net income	$5,553

Earnings per common share—basic
As reported	$0.73
Pro forma	0.61

Earnings per common share—diluted
As reported	$0.72
Pro forma	0.60

Earnings Per Share. Basic earnings per share is computed on the basis of weighted-average common shares outstanding. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options. Incremental shares for dilutive stock options, computed under the treasury stock method, totaled 206,000, 169,000, and 158,000 in fiscal 2006, 2005, and 2004, respectively.

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

2. RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. This plan is designed to replace certain older, less efficient presses with state-of-the-art and more efficient presses, to add certain needed capacity, and to permit the further rationalization of domestic manufacturing capacity. As a result, certain equipment and related items to be replaced or disposed of pursuant to this plan were impaired in the amount of $4.9 million as of June 30, 2005. In fiscal 2006 in connection with this plan, the Company incurred charges of $4.8 million related to severance expenses, costs to consolidate and reorganize facilities, and impairment charges of equipment to be replaced. These charges for fiscal 2006 and 2005 were primarily related to the Publisher Services segment and are classified as restructuring and other charges in the Consolidated Statements of Operations. Excluding asset impairment charges, the estimated total restructuring costs pursuant to this plan include (i) one-time termination benefits in the range of $1.5 million to $1.7 million, (ii) contract termination costs in the range of $0.2 million to $0.3 million, and (iii) costs to consolidate and reorganize facilities in the range of $1.8 million to $2.1 million. All activities in connection with this plan are expected to be completed by the middle of fiscal 2007.

Other charges and expenses classified as restructuring and other charges in the Consolidated Statements of Operations include (i) costs in connection with a management reorganization of the Company’s Publisher Services segment and related charges in the amount of $2.0 million in fiscal 2006, (ii) expenses associated with the Mack Printing Company transaction (see Note 11) in the amount of $0.5 million and $0.3 million in fiscal

2006 and 2005, respectively, and (iii) costs associated with certain discontinued merger and acquisition activities in the amount of $0.8 million in fiscal 2006.

At June 30, 2006, the restructuring liability was $1.5 million primarily related to one-time termination benefits and is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets. There was no restructuring liability at June 30, 2005.

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

4. JOINT VENTURE

On June 30, 2003, Cadmus KnowledgeWorks International Ltd. (“Cadmus International”), an indirect, wholly owned subsidiary of the Company entered into a joint venture agreement with Datamatics Technologies Limited (“Datamatics”), resulting in the formation of KnowledgeWorks Global Limited (“KGL”), a content services firm located in India. From the inception of the joint venture formation until March 31, 2006, the Company had an 80% ownership interest in the joint venture and Datamatics had the remaining 20% ownership interest.

On March 31, 2006, Cadmus International entered into a joint venture termination agreement, by and among Cadmus International, Datamatics, and KGL in connection with Cadmus International’s purchase from Datamatics of its 20% interest in KGL. In accordance with the joint venture termination agreement, the joint venture agreement terminated on the date the board of directors of KGL approved and recorded the transfer of the remaining 20% interest in KGL from Datamatics to Cadmus International, which occurred on April 28, 2006. The shares representing the remaining 20% interest of KGL and the agreements related to the termination of the joint venture agreement were held in escrow until the cash consideration for the transaction was satisfied. Until those events occurred, the joint venture agreement between Cadmus International and Datamatics remained in effect. The total consideration paid by Cadmus International to Datamatics was $2.1 million which included (i) $1.5 million for the shares representing the remaining 20% interest in KGL, (ii) $0.4 million in transaction costs, and (iii) $0.2 million for software maintenance services covering the period April 1, 2006 to June 30, 2008. As a result of the transaction and in connection with the purchase price allocation, the Company recorded $2.1 million in goodwill for the Publisher Services segment in the fourth quarter of fiscal 2006.

5. INVENTORIES

Inventories as of June 30, 2006 and 2005, consisted of the following:

	2006	2005
	(In thousands)
Raw materials and supplies	$11,801	$9,523
Work in process	12,267	12,039
Finished goods	2,198	2,562

Inventories	$26,266	$24,124

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment as of June 30, 2006 and 2005, consisted of the following:

	2006	2005
	(In thousands)
Land and improvements	$5,842	$5,842
Buildings and improvements	52,740	51,396
Machinery, equipment and fixtures	253,789	203,034

Total property, plant and equipment	312,371	260,272
Less: Accumulated depreciation	183,978	168,672

Property, plant and equipment, net	$128,393	$91,600

Certain equipment and related items to be replaced pursuant to a comprehensive equipment replacement and consolidation plan commencing in fiscal 2005 were impaired in fiscal 2006 and 2005 in accordance with SFAS No. 144. As a result, the Company recorded impairment charges of $1.7 million and $4.9 million in fiscal 2006 and 2005, respectively, related to the Publisher Services segment and classified the charge as restructuring and other charges in the Consolidated Statements of Operations. The assets to be replaced or otherwise disposed of are reported at the lower of carrying value or net realizable value as of June 30, 2006 and 2005.

As of June 30, 2006 and 2005, the Company had granted liens on and security interests in substantially all of the Company's real, personal, and mixed property in connection with its senior bank credit facility (see Note 9).

The Company leases office, production and storage space, and equipment under various noncancelable operating leases. A number of leases contain renewal options and some contain purchase options. Certain leases require the Company to pay utilities, taxes, and other operating expenses. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2006 are as follows: 2007—$8.1 million; 2008—$6.7 million; 2009—$6.4 million; 2010—$6.1 million; 2011—$4.4 million; and thereafter—$23.7 million.

Total rental expense charged to operations was $9.7 million, $8.7 million, and $8.0 million, in fiscal 2006, 2005 and 2004, respectively. Substantially all such rental expense represented the minimum rental payments under operating leases.

Depreciation expense was $18.8 million, $19.2 million and $19.3 million for fiscal 2006, 2005 and 2004, respectively. Commitments outstanding for capital expenditures at June 30, 2006 totaled $5.7 million.

7. GOODWILL

Effective July 1, 2002, the Company adopted SFAS No. 142, which requires companies to discontinue amortizing goodwill and to perform annual impairment tests. In completing the transitional impairment test required by SFAS No. 142, the Company tested the net goodwill balances attributable to each of its reporting units for indications of impairment by comparing the fair value of each reporting unit to its carrying value. Fair value was determined using discounted cash flow estimates for each reporting unit in accordance with the provisions of SFAS No. 142. The preparation of such discounted cash flow estimates requires significant management judgment with respect to operating profit, growth rates, appropriate discount rates and residual values.

The Company has completed annual impairment tests as of April 1 of each year since the adoption of SFAS No. 142. The tests were conducted in a manner consistent with the Company’s initial impairment test. As a result of those annual impairment tests, there were no indications of impairment, and no adjustments to the carrying amount of goodwill were required. The total balance of goodwill as of June 30, 2006 and 2005 relates to the Company’s Publisher Services segment. As discussed in Note 4, the Company recorded a $2.1 million increase in goodwill for the Publisher Services segment in the fourth quarter of fiscal 2006.

8. OTHER BALANCE SHEET INFORMATION

Other assets consisted primarily of deferred loan costs, deferred taxes and investments in unconsolidated subsidiaries.

Accrued expenses and other current liabilities totaled $23.5 million and $24.5 million, and included $16.6 million and $16.1 million in accrued compensation and other benefits expense at June 30, 2006 and 2005, respectively.

Other long-term liabilities consisted primarily of other post retirement benefits and amounts recorded under deferred compensation arrangements with certain executive officers and other associates.

9. DEBT

Long-term debt at June 30, 2006 and 2005 consisted of the following:

	2006	2005
	(In thousands)
Senior Bank Credit Facility:
Revolving credit facility, weighted-average interest rate of 7.24%	$62,200	$32,000
8.375% Senior Subordinated Notes, due 2014	125,000	125,000
Equipment Term Loans, weighted-average interest rate of 5.25%	13,740	—
Fair market value of interest rate swap agreements	(1,735)	1,363

Total debt	$199,205	$158,363
Less: Current maturities of long-term debt	2,555	—

Long-term debt	$196,650	$158,363

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

Interest rates under the senior bank credit facility are a function of either LIBOR or prime rate. The interest rate spreads for the senior bank credit facility range from 2.25% to 3.00% for LIBOR loans and from 1.00% to 1.75% for prime rate loans. The commitment fee rate ranges from 0.375% to 0.625%. Applicable interest rate spreads and commitment fees paid by the Company will fluctuate, within the ranges above, based upon the Company’s performance as measured by the total leverage ratio. At June 30, 2006, the interest rates on the Company’s borrowings under its senior bank credit facility ranged from 8.12% to 10.00%. These interest rates are based on spreads of 3.00% for LIBOR loans and 1.75% for prime rate loans. The senior bank credit facility requires the Company to pay unused commitment fees with respect to the revolving credit facility based on the total leverage ratio; such fee was 0.625% at June 30, 2006. The expenses related to the issuance of debt are capitalized and amortized to interest expense over the term of the related debt.

The senior bank credit facility contains certain covenants regarding total leverage, senior leverage, fixed charge coverage and net worth, and contains other restrictions, including limitations on additional borrowings, and the acquisition, disposition and securitization of assets. The Company’s ability to pay dividends is governed by the fixed charge coverage ratio. At June 30, 2006, the Company’s fixed charge coverage ratio was 1.96 to 1.0, compared to a covenant that the ratio must exceed 1.20 to 1.0; therefore, the Company had sufficient coverage to pay expected dividends. The Company completed an amendment to its senior bank credit facility effective June 30, 2006, which modified: (1) the total leverage ratio and senior leverage ratio covenants, (2) the definition of permitted acquisition, and (3) the circumstances under which the Company may make restricted payments. In accordance with the senior bank credit facility, as amended, further limitations are placed on the Company’s ability to execute acquisitions and repurchase stock based on the total leverage ratio which is computed from time to time. Based on the total leverage ratio computed as of June 30, 2006, the Company is prohibited from executing acquisitions or repurchasing stock without consent from the lenders or until such time as the total leverage ratio declines as required in the senior bank credit facility, as amended. In addition, the amendment added certain borrowing base requirements to the senior bank credit facility which limited the Company’s total borrowings under the senior bank credit facility to an amount equal to the lesser of $100.0 million or the product of certain percentages multiplied by eligible accounts receivable, inventory and property, plant and equipment. The Company was in compliance with all covenants, as amended, under this facility for the period ended June 30, 2006.

At June 30, 2006, there were $62.2 million in borrowings outstanding under the $100.0 million senior bank credit facility and approximately $2.6 million of standby letters of credit outstanding against which no claims had been made. Based upon the borrowing base computation included in the senior bank credit facility, as amended, the Company’s total available borrowings were limited to approximately $89.7 million. Therefore, the Company’s revolving credit availability was approximately $24.9 million at June 30, 2006.

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

The senior subordinated notes contain certain covenants limiting additional borrowings based on the ratio of consolidated cash flows to fixed charges and other restrictions limiting the acquisition, disposition, and securitization of assets. The senior subordinated notes permit dividends of up to $3.0 million per fiscal year and a computation for a restricted payments pool out of which additional dividends may be paid. The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions and is reduced based on payment of dividends or other restricted payments. The Company may continue to pay dividends up to $3.0 million per year or to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend. At June 30, 2006, the Company’s $3.0 million limit per year and the restricted payments pool were sufficient to cover expected dividends and, therefore, the Company was not impacted by the limitation of this covenant. The Company was in compliance with all covenants under the senior subordinated note indenture at June 30, 2006.

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

Equipment Term Loans. On September 22, 2005, two of the Company’s subsidiaries entered into two senior, unsecured term loan agreements to finance the purchase of certain manufacturing equipment from Heidelberg related to the Company’s equipment replacement and consolidation plan. Each of these loans was unconditionally guaranteed by the Company. The total outstanding amount under these amortizing, fully-drawn term loans was $13.7 million at June 30, 2006. The interest rate spreads for these senior term loans is 0.45% above six-month LIBOR. The senior term loans required the Company to pay an unused commitment fee of 0.375% with respect to the undrawn portion of the loans prior to the loans being fully drawn. At June 30, 2006, the interest rates on the Company’s borrowings under these senior term loans ranged from 5.1% to 5.7%. The term for approximately $9.9 million of the term loans is 8 years, repayable in 16 equal, consecutive, semi-annual installments payable on each November 12 and May 12 beginning November 12, 2006 and ending on November 12, 2013, with an initial payment due and paid on July 3, 2006. The term for approximately $3.8 million of the term loans is 6 years, repayable in 12 equal, consecutive, semi-annual installments payable on each October 16 and April 16 beginning October 16, 2006 and ending on October 16, 2011, with an initial payment due and paid on June 1, 2006.

Other Disclosures. The fair value of debt as of June 30, 2006 and 2005 was $200.3 million and $161.0 million, respectively. Fair value for the Company’s senior subordinated notes was determined based on quoted market prices for the same or similar issues. The fair value of all other debt instruments was estimated to approximate their recorded value as their applicable interest rates approximate current market rates relative to the risk associated with the respective instrument.

Maturities of long-term debt are as follows: fiscal 2007—$2.6 million; 2008—$64.2 million; 2009, 2010 and 2011—$1.9 million; thereafter—$126.7 million. As of June 30, 2006 and 2005, the Company had granted liens on and security interests in substantially all of the Company's real, personal, and mixed property in connection with its senior bank credit facility.

Interest paid totaled $15.4 million, $13.0 million and $15.0 million for fiscal 2006, 2005, and 2004, respectively. The amount of interest capitalized totaled $1.1 million, $0.1 million, and $0.1 million for fiscal 2006, 2005 and 2004 respectively.

Hedging Arrangements. The Company has a strategy to optimize the ratio of the Company’s fixed-to-variable rate financing consistent with maintaining an acceptable level of exposure to the risk of interest rate fluctuations. To achieve this mix, the Company, from time to time, enters into interest rate swap agreements with various financial institutions to exchange fixed and variable rate interest payment obligations without the exchange of the underlying principal amounts (the “notional amounts”). These agreements are hedged against the Company’s long-term borrowings and have the effect of converting the Company’s long-term borrowings from variable rate to fixed rate, or fixed rate to variable rate, as required. The differential to be paid or received is accrued each period and is recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. The Company’s strategy to effectively convert variable rate financing to fixed rate financing or fixed rate financing to variable rate financing through the use of these swap agreements resulted in a reduction of interest cost of $0.4 million, $1.1 million, and $1.4 million in fiscal 2006, 2005 and 2004, respectively.

At June 30, 2006, 2005 and 2004, the Company had three fixed-to-floating fair value interest rate swap agreements outstanding with a total notional amount of $40.0 million. These swaps were entered into to convert $40.0 million of the Company’s 8.375% senior subordinated notes due in 2014 to floating rate debt. The initial term of these swap agreements expires in 2014, and the counterparties have an option to terminate the agreements beginning in June 2009. Under the swap agreements, the Company receives interest payments at a fixed rate of 8.375% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 15 and June 15. These swap agreements are an effective hedge.

At June 30, 2003, the Company had one fixed-to-floating fair value interest rate swap agreement outstanding with a notional amount of $35.0 million. This swap was entered into to convert $35.0 million of the Company’s 9.75% senior subordinated notes due in 2009 to floating rate debt. Under this swap agreement, the Company received interest payments at a fixed rate of 9.75% and paid interest at a variable rate that was based on the six-month LIBOR plus a spread. The swap agreement was an effective hedge. This swap agreement was terminated in June 2004 at the time the Company’s 9.75% senior subordinated notes in the aggregate principal amount of $125.0 million were repaid, resulting in a benefit of $1.1 million which was recorded as debt refinancing costs in the Consolidated Statements of Operations in fiscal 2004. In addition, in connection with repaying the 9.75% senior subordinated notes, the Company wrote-off prior deferred costs related to swap modifications of $0.9 million and the remaining unamortized gain from the termination of interest rate lock option agreements in 1999 of $0.3 million that was being amortized over the life of the 9.75% senior subordinated notes. Both of these items were also recorded in debt refinancing costs in the Consolidated Statements of Operations in fiscal 2004.

The fair value of the Company’s interest rate swap agreements, based on a mark-to-market basis, was a $1.7 million liability and a $1.4 million asset at June 30, 2006 and June 30, 2005, respectively, which is recorded in the Consolidated Balance Sheets in other liabilities and other long term assets, respectively, with an offset in long-term debt in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The notional amounts and applicable rates of the Company’s interest rate swap agreements for the years ended June 30, 2006, 2005 and 2004 were as follows:

	Paid Floating, Received Fixed
	2006	2005	2004
	(In thousands)
Notional amount:
Beginning balance	$40,000	$40,000	$35,000
New contracts	—	—	40,000
Terminated contracts	—	—	(35,000)

Ending Balance	$40,000	$40,000	$40,000

	Weighted-Average Interest Rates for 2006
Type of swap:	Paid	Received
Paid floating, received fixed	7.464%	8.375%

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

The Company retained servicing responsibilities for all of the accounts receivable, including those sold to the unrelated third party purchaser. The Company did not receive fees for this service from the unrelated third party and had no servicing asset or liability recorded. The fees arising from the securitization transactions of $0.3 million in fiscal 2004 are reported as securitization costs in the Consolidated Statements of Operations. These fees varied based on the level of receivables sold and commercial paper rates plus a margin, and provided a lower effective rate than that available under the Company’s senior bank credit facility.

11. INCOME TAXES

Income taxes for continuing operations for the years ended June 30, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
	(In thousands)
Current:
Federal	$73	$8,340	$4,500
State	1,357	812	453

Total current	1,430	9,152	4,953

Deferred:
Federal	(15,968)	(7,934)	(750)
State	4,197	14	(79)

Total deferred	(11,771)	(7,920)	(829)

Income tax (benefit) expense	$(10,341)	$1,232	$4,124

The amount of income taxes for continuing operations differs from the amount obtained by application of the federal statutory rate to income before income taxes for the reasons shown in the following table:

	2006	2005	2004
	(In thousands)
Computed at federal statutory rate	$(1,567)	$5,817	$3,664
State income taxes, net of federal tax benefit	41	545	374
Mack benefit, net of valuation allowance	(8,529)	(5,018)	—
Other	(286)	(112)	86

Income tax (benefit) expense	$(10,341)	$1,232	$4,124

During the second and third quarters of fiscal 2006, the Company participated in the Pre-Filing Agreement program (“PFA”) with the Internal Revenue Service (“IRS”) to review the transaction with Mack Printing Company (“Mack transaction”) to determine the amount and character of the allowable loss to be reported on its federal income tax return for the year ended June 30, 2005. The Mack transaction initiated in fiscal 2005, related to a subsidiary of the Company, Mack Printing Company, resulted in an internal restructuring that effectively caused the subsidiary to be liquidated for tax purposes. In culmination of the PFA process, the Company and the IRS executed a closing agreement on March 28, 2006 providing specific guidance for the recognition of certain losses reported by the Company on its year ended June 30, 2005 tax return which resulted in a net operating loss. Based on the Company’s resolution with the IRS and as a result of reporting the Mack transaction tax benefit on its June 30, 2005 tax return filed on March 15, 2006, the Company recorded an $8.5 million benefit for the quarter ended March 31, 2006. This $8.5 million benefit was incremental to the $5.0 million recorded for the quarter ended March 31, 2005. In addition to the net operating loss benefit, a deferred tax liability was recorded for the quarter ended March 31, 2006 to reflect a tax timing difference related to the remaining book goodwill in connection with the Mack transaction. As a result of the resolution with the IRS in connection with the Mack transaction, the Company expects to realize a cash benefit of $37.4 million. The Company received $11.8 million in April 2006 and $2.6 million in August 2006 and expects to recognize the balance of the benefit in future years primarily as a reduction to income taxes otherwise payable on future income earned.

Excluding the Mack transaction tax benefit of $8.5 million and $5.0 million for fiscal 2006 and 2005, respectively, and the tax effect of discontinued operations of $1.5 million for fiscal 2005, the Company’s effective tax rate was 39.3% and 36.5% for fiscal 2006 and 2005, respectively. Excluding the above items, the Company’s effective tax rate differs from the expected income tax expense calculated by applying the federal statutory rate primarily due to (i) the impact of state income and franchise taxes, (ii) operating results from foreign operations, and (iii) the impact from certain permanent book-to-tax differences. The current tax expense is net of $0.1 million tax benefit of federal net operating loss (“NOL”) carryforwards utilized for fiscal 2006.

The tax effects of the significant temporary differences that comprise the deferred tax assets and liabilities in the Consolidated Balance Sheets at June 30, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)
Assets:
Allowance for doubtful accounts	$221	$195
Employee benefits	12,876	16,175
State NOL carryforwards	3,861	4,404
Mack benefit	—	6,556
Section 197 intangible	6,849	—
Federal NOL and AMT credit carryforwards	21,327	—
Restructuring costs	—	1,730
Deferred lease obligation	2,427	2,330
Other	1,443	642

Gross deferred tax assets	49,004	32,032
Less: Valuation allowance	867	2,315

Net deferred tax assets	48,137	29,717

Liabilities:
Goodwill	22,429	2,115
Property, plant and equipment	9,030	13,906
Other	5,751	1,423

Gross deferred tax liabilities	37,210	17,444

Net asset	$10,927	$12,273

The current amount of the net deferred tax asset was $1.6 million and $6.8 million for fiscal 2006 and 2005, respectively. The non-current amount of the net deferred tax asset was $9.3 million and $5.5 million for fiscal 2006 and 2005, respectively. These amounts are included in deferred income taxes and other assets in the Consolidated Balance Sheets, respectively. The current tax receivable/(payable) amount was $0.9 million and

$(3.2) million for fiscal 2006 and 2005, respectively, and was included in prepaid expenses and other assets and accrued expenses and other current liabilities in the Consolidated Balance Sheets, respectively.

A decrease in the valuation allowance of $1.4 million was recorded primarily for other state net operating loss benefits that were written off due to the Mack transaction. The decrease in the valuation allowance decreased the deferred tax expense by a corresponding amount.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon reversal of deferred tax liabilities and expected future profitability, management believes that it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at June 30, 2006.

Net cash paid/(received) for income taxes totaled $(5.5) million, $5.0 million, and $4.8 million during fiscal 2006, 2005 and 2004, respectively. The Company has federal and state net operating loss carry-forwards aggregating approximately $62.3 million and $260.4 million, respectively, which expire during fiscal years 2009 to 2025. In addition, the Company has a federal alternative minimum tax (“AMT”) credit carry-forward of $0.1 million which does not expire.

The Company is currently being audited by the IRS for the year ended June 30, 2003 and management anticipates closing the audit during fiscal 2007. Any tax reserves in excess of additional assessed liabilities will be reversed at the time the audit closes.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. Although there are many provisions that could impact the Company, the Qualified Production Activity Deduction (“QPAD”), which has the effect of reducing the corporate income tax rate for domestic manufacturers, will have the most significant impact on the Company's income tax provision. By statute, QPAD is limited to taxable income generated in a taxable year after claiming the benefit of net operating losses carried forward, therefore, there is no benefit reported in the current year.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the standard on our consolidated financial statements.

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

In fiscal 2004, upon completion of its annual pension valuations, the Company recorded a reduction of its minimum pension liability in accordance with SFAS No. 87, “Employer’s Accounting for Pensions” totaling $19.4 million ($12.7 million net of taxes). The adjustment to the additional minimum pension liability was included in accumulated other comprehensive loss as a direct increase to shareholders’ equity, net of taxes.

In fiscal 2005, upon completion of its annual pension valuations, the Company recorded an increase to its minimum pension liability in accordance with SFAS No. 87 totaling $12.7 million ($8.4 million net of taxes). The adjustment to the minimum pension liability was included in accumulated other comprehensive loss as a direct decrease to shareholder’s equity, net of taxes.

In fiscal 2006, upon completion of its annual pension valuations, the Company recorded a decrease to its minimum pension liability in accordance with SFAS No. 87 totaling $6.9 million ($4.3 million net of taxes). The adjustment to the minimum pension liability was included in accumulated other comprehensive loss as a direct increase to shareholder’s equity, net of taxes.

The Company makes contributions to its defined benefit plans sufficient to meet the minimum funding requirements of applicable laws and regulations. Contributions to the multi-employer plan are generally based on negotiated labor contracts. The Company records charges to earnings sufficient to meet the projected benefit obligation of its supplemental plans. The Company’s contributions to its defined benefit pension plans totaled $1.2 million, $1.3 million, and $9.0 million in fiscal 2006, 2005, and 2004, respectively. The Company anticipates having to contribute $2.5 million to its primary defined benefit pension plan in fiscal 2007, and to contribute $1.1 million to its other defined benefit pension plans in fiscal 2007.

Assets of the plans consist primarily of equity, fixed income securities, hedge funds, interest-bearing deposits in money market funds and insurance contracts. The percentage of the fair value of total plan assets held as of the March 31 measurement date for fiscal 2006 and 2005, respectively, was comprised of the following:

	2006	2005
Equity securities	56%	53%
Fixed income securities	25	28
Hedge funds	16	15
Cash and money market funds	1	2
Insurance contracts	2	2

Total composition of plan assets	100%	100%

The Company’s investment objective is to earn the assumed actuarial return over time and achieve performance, net of fees, that exceeds certain benchmarks over a full market cycle of three to five years. The following asset allocation parameters were in place as of the Company’s measurement date:

Operating Range	Type of Investment	Target
10% - 40%	U. S. Equity Large Cap	28%
0% - 20%	U. S. Equity Small Cap	10
5% - 15%	International Equity	10
25% - 35%	Fixed Income	26
0% - 15%	Hedge Funds	15
0% - 10%	REITS	5
0% - 7%	Cash and Money Market Funds	4
2% - 2%	Insurance Contracts	2

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

The measurement of the Company’s plan assets and obligations required by SFAS No. 87 is based on a March 31 measurement date.

Expected future benefit payments to participants in all of the Company’s defined benefit pension plans consist of the following:

	Payments due by fiscal years
	2007	2008	2009	2010	2011	2012- 2016
	(In thousands)
Benefit payments	$7,910	$7,978	$8,167	$8,347	$8,337	$44,111

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

The following table summarizes the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets based upon actuarial valuations:

	Pension Benefits		Post Retirement Benefits
	2006	2005	2006	2005
	(In thousands)
Benefit obligation at beginning of year	$148,620	$137,576	$3,095	$3,861
Service cost	381	368	—	—
Interest cost	8,233	8,025	167	221
Participant contributions	—	—	883	867
Actuarial (gain) loss	(4,589)	9,846	(177)	(798)
Settlements	—	—	—	—
Benefit payments	(7,108)	(7,195)	(988)	(1,056)

Benefit obligation at end of year	$145,537	$148,620	$2,980	$3,095

Fair value of plan assets at beginning of year	$106,192	$107,010	$—	$—
Actual return on plan assets	10,065	5,102	—	—
Employer contribution	1,151	1,275	105	189
Participant contributions	—	—	883	867
Settlements	—	—	—	—
Benefit payments	(7,108)	(7,195)	(988)	(1,056)

Fair value of plan assets at end of year	$110,300	$106,192	$—	$—

Funded status	$(35,237)	$(42,428)	$(2,980)	$(3,095)
Unrecognized actuarial loss	25,037	32,534	(346)	(153)
Unrecognized transition asset	(457)	(559)	—	—
Unrecognized prior service cost	975	1,379	—	—
Contribution made between measurement date and fiscal year end	85	59	—	—
Plan merger	403	—	—	—

Net liability	$(9,194)	$(9,015)	$(3,326)	$(3,248)

Prepaid benefit cost	$939	$998	$—	$—
Accrued liability	(35,685)	(42,334)	(3,326)	(3,248)
Intangible asset	983	1,156	—	—
Accumulated other comprehensive loss	24,569	31,165	—	—

Net liability	$(9,194)	$(9,015)	$(3,326)	$(3,248)

Weighted average assumptions as of the March 31 measurement date used in determining fiscal year pension expense were as follows:

Fiscal Year	2006		2005		2004
Discount rate	5.75%		6.00%		6.00%
Rate of increase in compensation	5.00	*	5.00	*	5.00	*
Long-term rate of return on plan assets	8.49		8.10		8.90

Weighted average assumptions as of the March 31 measurement date used in determining pension benefit obligations as of June 30, 2006 and 2005 were as follows:

	2006		2005
Discount rate	6.00%		5.75%
Rate of increase in compensation	5.00	*	5.00	*

*	The rate of increase in compensation relates to the Company’s nonqualified supplemental pension plan.

The components of net periodic benefit cost for fiscal 2006, 2005 and 2004 for all plans were as follows:

	Pension Benefits			Post Retirement Benefits
	2006	2005	2004	2006	2005	2004
	(In thousands)
Service cost	$382	$368	$356	$—	$—	$4
Interest cost	8,233	8,025	8,354	167	221	244
Expected return on plan assets	(8,639)	(8,411)	(7,705)	—	—	—
Amortization of unrecognized transition obligation or asset	(102)	(102)	(81)	—	—	—
Prior service cost recognized	102	101	102	—	(98)	(704)
Recognized losses (gains)	1,329	407	2,005	(2)	83	303
Amortization of unrecognized loss	52	67	78	18	—	—
Curtailment loss	—	—	—	—	—	—
Contributions to multiemployer plans	606	581	518	—	—	—

Net periodic benefit cost	$1,963	$1,036	$3,627	$183	$206	$(153)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $145.5 million, $145.5 million, and $110.3 million, respectively, as of June 30, 2006, and $148.6 million, $148.6 million, and $106.2 million, respectively, as of June 30, 2005.

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

Defined Contribution Plan. The thrift savings plan enables associates to save a portion of their earnings on a tax-deferred basis and also provides for matching contributions from the Company for a portion of the associates’ savings and fixed contributions for certain Mack union and all Cadmus non-union associates. The Company's expense under this plan was $2.9 million, $2.8 million, and $2.0 million in fiscal 2006, 2005 and 2004, respectively.

13. SHAREHOLDERS’ EQUITY

In addition to its common stock, the Company’s authorized capital includes 1,000,000 shares of preferred stock ($1.00 par value), issuable in series, of which 100,000 shares are designated as Series A Preferred. As of June 30, 2006, none of these shares were issued or outstanding.

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

14. INCENTIVE STOCK PLANS

Stock Options. Under the Company’s incentive stock plans that existed in fiscal year 2003, selected associates and non-employee directors were granted options to purchase its common stock at prices not less than the fair market value (or not less than 85% of the fair market value in the case of non-qualified stock options granted to associates) of the stock at the date the options were granted. All of the Company’s incentive stock option plans expired on or before June 30, 2003. As a result, no further options could be granted under these plans during fiscal 2004 and thereafter.

Options issued in fiscal year 2003 under the 1990 Long Term Incentive Stock Plan generally become exercisable over a period of three years with earlier vesting if the Company’s performance exceeds specific standards. Under the performance criteria, vesting for a year’s grants normally was accelerated if the Company’s cumulative total return reported in its annual proxy statement as of the end of any fiscal year beginning after the award date exceeds its peer group’s cumulative total return for the same period. In fiscal 2004, the Company’s cumulative total return exceeded its peer group’s cumulative total return for the five years ended June 30, 2004. As a result, all outstanding options vested as of July 1, 2004.

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

A summary of the Company’s stock option activity and related information for the fiscal years ended June 30, 2006, 2005 and 2004 follows:

	Number of Shares	Option Price Per Share	Weighted- Average Exercise Price
Outstanding at June 30, 2003	1,206,000	$ 7.43 to $26.88	$12.20
Exercised	(109,000)	7.73 to 14.25	10.22
Lapsed or canceled	(50,000)	8.81 to 26.88	13.43

Outstanding at June 30, 2004	1,047,000	$ 7.43 to $26.88	$12.35
Exercised	(305,000)	7.54 to 12.88	9.91
Granted	14,000	8.81 to 14.42	12.95
Lapsed or canceled	(146,000)	7.73 to 26.88	20.14

Outstanding at June 30, 2005	610,000	$ 7.43 to $24.05	$11.72
Exercised	(172,000)	7.43 to 17.33	11.61
Granted	49,000	17.37 to 21.06	19.28
Lapsed or canceled	(36,000)	9.48 to 24.05	15.49

Outstanding at June 30, 2006	451,000	$ 7.54 to $21.06	$12.29

Exercisable at June 30, 2004	527,000	$ 7.43 to $26.88	$14.64
Exercisable at June 30, 2005	610,000	7.43 to 24.05	11.72
Exercisable at June 30, 2006	411,000	7.54 to 21.06	11.65

The weighted-average remaining contractual life of options outstanding at June 30, 2006 is five years. Options are generally exercisable under the plans for periods of five to ten years from the date of grant. The following table provides additional detail of the options outstanding at June 30, 2006:

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Life (years)	Weighted- Average Exercise Price	Currently Exercisable	Weighted- Average Exercise Price
$ 7.54 to $13.18	320,000	4.8	$10.49	320,000	$10.49
14.25 to 17.37	97,000	3.1	15.17	82,000	15.17
18.74 to 21.06	34,000	9.6	20.12	9,000	21.06

Restricted Stock. On November 10, 2004, the Company’s shareholders approved the 2004 Key Employee Stock Compensation Plan, replacing the 1990 Stock Compensation Plan which expired on June 30, 2003. On November 10, 2004, the Human Resources and Compensation Committee of the Company's Board of Directors adopted two 2005-2007 long term incentive subplans (LTIPs) under the 2004 Key Employee Stock Compensation Plan and pursuant to these LTIPs authorized the grant of performance-based restricted stock and performance units. The restricted stock and performance units tentatively vest over the period from October 1, 2004 to June 30, 2007 if certain earnings per share targets are met. Vesting of the restricted stock and performance units is generally subject to continued employment through the date of the Human Resources and Compensation Committee’s final determination of vesting during the first four months of fiscal 2008. The restricted stock and performance units also may vest in whole or in part upon satisfaction of certain performance criteria in case of death, disability, retirement, termination by Cadmus without cause, termination by an employee for good reason under an employment agreement, or change in control. Compensation expense will be recognized on a straight-line basis over the vesting period based on the estimated number of shares and performance units that will ultimately vest. No compensation expense was recognized in fiscal 2006 and 2005 because no compensation is expected to be earned under the criteria of this plan at this time.

Under provisions of the Company’s 1990 Long Term Incentive Stock Plan, which expired on June 30, 2003, the Company could award restricted shares of its common stock to provide incentive compensation to certain key associates. As of June 30, 2006, 67,500 shares of restricted stock had been granted and were vested and outstanding.

15. SEGMENT AND RELATED INFORMATION

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

The accounting policies for the segments are the same as those described in Note 1. The Company primarily evaluates the performance of its operating segments based on operating income excluding gains and losses on sales of assets, and restructuring and other charges. Inter-group sales are not significant. The Company manages income taxes on a consolidated basis.

Summarized segment data for fiscal 2006, 2005 and 2004 is as follows:

	Publisher Services	Specialty Packaging	Total
	(In thousands)
2006
Net sales	$363,466	$87,757	$451,223
Depreciation and amortization	15,000	3,998	18,998
Operating income	18,019	7,524	25,543
Total assets	280,949	51,549	332,498
Capital expenditures	48,000	9,461	57,461

2005
Net sales	$358,275	$78,161	$436,436
Depreciation and amortization	15,448	3,562	19,010
Operating income	35,829	7,369	43,198
Total assets	238,147	46,404	284,551
Capital expenditures	8,249	3,323	11,572

2004
Net sales	$380,243	$65,182	$445,425
Depreciation and amortization	15,776	3,173	18,949
Operating income	38,846	4,299	43,145
Total assets	249,274	39,979	289,253
Capital expenditures	9,365	4,630	13,995

The Publisher Services segment generated approximately 81%, 82% and 85% of the Company’s net sales in fiscal 2006, 2005 and 2004, respectively. The Specialty Packaging segment generated approximately 19%, 18% and 15% of the Company’s net sales in fiscal 2006, 2005 and 2004, respectively.

A reconciliation of segment data to consolidated data for fiscal 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(In thousands)
Earnings (loss) from operations:
Reportable segment operating income	$25,543	$43,198	$43,145
Loss on sale of fixed assets	—	—	(24)
Unallocated shared services and other expenses, net	(6,883)	(7,878)	(8,816)
Restructuring and other charges	(8,084)	(5,219)	(410)
Interest expense	(14,881)	(12,869)	(14,192)
Debt refinancing costs	—	—	(8,275)
Securitization costs	—	—	(296)
Other, net	(303)	(122)	(356)

Income (loss) from continuing operations before income taxes	$(4,608)	$17,110	$10,776

The difference between reportable segment amounts and consolidated total amounts for assets, depreciation and amortization, and capital expenditures are attributable to the Company’s shared services division. Assets attributable to the Company’s shared services division totaled $32.3 million, $36.1 million and $26.5 million for fiscal 2006, 2005 and 2004, respectively. Depreciation and amortization expense attributable to the Company’s shared services division totaled $0.8 million, $0.9 million and $1.0 million for fiscal 2006, 2005 and 2004, respectively. Capital expenditures attributable to the Company’s shared services division totaled $0.8 million, $0.5 million and $1.1 million for fiscal 2006, 2005 and 2004, respectively. Included in Publisher Services segment operating income in fiscal 2005 was $1.0 million in other income related to a previously disclosed insurance recovery.

16. RELATED PARTIES

The Company’s shareholders elected the former majority shareholder of Mack to the Board of Directors in 1999. As a result of the Company’s purchase of Mack in fiscal 1999, this director, directly or indirectly through owned companies, received as consideration an aggregate of approximately $11.2 million in cash, approximately 1.1 million shares of the Company’s common stock, $5.8 million in subordinated promissory notes of the Company and approximately $52.9 million in bridge financing notes of the Company. The bridge financing notes of $52.9 million were paid in the fourth quarter of fiscal 1999. The Company paid in full the subordinated promissory notes and related accrued interest payable to this director in May 2004. Interest paid on the subordinated promissory notes was $0.6 million for fiscal 2004.

In addition, this director is a majority shareholder of a company whose indirect subsidiary leases a manufacturing and distribution facility in Baltimore, Maryland to Cadmus’ Port City Press subsidiary, which is a part of Cadmus’ Publisher Services segment. The initial term of the lease agreement, entered into in August 1998, is 20 years, with options available to the tenant to extend the lease for four additional terms of five years each, with the rent increasing approximately 14.5% every fifth year. Annual rental payments for the Baltimore facility were $1.1 million for fiscal 2006, 2005 and 2004.

A former director of the Company, who retired in November 2004, is the president, and a shareholder, of a law firm retained by Cadmus to perform legal services during fiscal 2005 and 2004. Annual legal fees paid to this firm were less than $0.1 million for fiscal 2005 and 2004.

17. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising its customer base and their dispersion across different businesses and geographic regions. Net sales, excluding shipping and handling fees, to the Company’s largest customer accounted for approximately 8%, 9% and 11% of net sales in fiscal 2006, 2005 and 2004, respectively.

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

SELECTED QUARTERLY DATA

(unaudited)

	2006 Quarters Ended
	Sept 30	Dec 31	Mar 31	June 30
	(In thousands, except per share data)
Net sales	$107,217	$114,188	$116,468	$113,350
Operating income (loss)	6,933	5,217	(2,000)	426
Net income (loss)	2,186	1,094	4,727	(2,274)

Per share data:(1)
Net income (loss)	$0.23	$0.12	$0.51	$(0.24)
Cash dividends	0.0625	0.0625	0.0625	0.0625

Stock market price data:
High	$21.304	$24.420	$22.050	$19.780
Low	17.560	18.920	16.590	15.810
Close	21.000	20.130	18.390	17.480

	2005 Quarters Ended
	Sept 30	Dec 31	Mar 31	June 30
Net sales	$102,977	$109,081	$113,234	$111,144
Operating income	8,227	8,601	8,883	4,390
Net income	3,183	3,467	7,134	1,207

Per share data:(1)
Net income	$0.34	$0.37	$0.77	$0.13
Cash dividends	0.0625	0.0625	0.0625	0.0625

Stock market price data:
High	$16.000	$15.400	$14.600	$18.200
Low	12.930	12.000	12.671	13.330
Close	14.470	12.800	14.100	18.000

(1)	Per share data assumes dilution.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of June 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2006 has been audited by BDO Seidman LLP, the independent registered public accounting firm who also audited the Company’s fiscal 2006 consolidated financial statements included in this Annual Report on Form 10-K. BDO Seidman LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No changes in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To The Board of Directors of Cadmus Communications Corporation:

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Cadmus Communications Corporation (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cadmus Communications Corporation maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Cadmus Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We have also audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cadmus Communications Corporation as of June 30, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended June 30, 2006, and our report dated September 12, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Richmond, Virginia

September 12, 2006

ITEM 9B.    OTHER INFORMATION

None.

PART III

Except as otherwise indicated, information called for by the following items under Part III is contained in the 2006 Proxy Statement for the Annual Meeting of Cadmus Shareholders to be mailed to shareholders on or about October 2, 2006.

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information on the directors of Cadmus is contained in the 2006 Proxy Statement under the caption “Item 1. Election of Directors” and is incorporated herein by reference. Information regarding compliance with Section 16(a) beneficial ownership reporting is contained in the 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Information regarding the audit committee and the procedures by which security holders may recommend nominees to the Company’s board of directors is contained in the 2006 Proxy Statement under the caption “Cadmus Board and Committee Meetings and Attendance” and is incorporated herein by reference.

The Company has adopted a code of ethics (“Standards of Conduct”) which applies to its directors, executive officers and all of its employees. The Standards of Conduct can be accessed through the Company’s website at www.cadmus.com under the “Investors—Governance” section. The Company intends to report amendments to or waivers from the Standards of Conduct that are required to be reported in this location on the Company’s website, as permitted by applicable rules and regulations of the SEC and NASDAQ.

For information regarding the executive officers of Cadmus, see “Executive Officers of the Registrant” at the end of Part I of this report.

ITEM 11. EXECUTIVE	COMPENSATION

Information on executive compensation is contained in the 2006 Proxy Statement under the captions “Executive Compensation,” “Stock Options,” “Employment Agreement,” “Change in Control Agreements,” “Termination of Employment Agreement,” “Retirement Benefits,” “Report of the Human Resources and Compensation Committee on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. Information with respect to director compensation is contained in the 2006 Proxy Statement under the caption “Directors’ Compensation” and is incorporated herein by reference. The Company’s stock performance graph is contained in the 2006 Proxy Statement under the caption “Performance Graph” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on security ownership of certain beneficial owners and management is contained in the 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans is contained in the 2006 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information on certain relationships and related transactions with management is contained in the 2006 Proxy Statement under the caption “Certain Relationships and Other Transactions with Management” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information on principal accountant fees and services is contained in the 2006 Proxy Statement under the caption “Principal Accountant Fees” and is incorporated herein by reference. Information on the Company’s pre-approval policies is contained in the 2006 Proxy Statement under the caption “Audit Committee Pre-Approval Policy” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements included in Item 8 of this report and the financial statement schedule filed as part of this report are on pages 39-63 and 73 hereof, respectively.

(b) Exhibits

The Exhibits listed in the accompanying “Index of Exhibits” on pages 74 through 77 hereof are filed or incorporated by reference as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date: September 12, 2006	/s/ BRUCE V. THOMAS
Bruce V. Thomas President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 12th day of September 2006.

Signature	Title

/S/ BRUCE V. THOMAS Bruce V. Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ PAUL K. SUIJK Paul K. Suijk	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*/S/ MARTINA L BRADFORD Martina L. Bradford	Director

*/S/ THOMAS E. COSTELLO Thomas E. Costello	Director

*/S/ ROBERT E. EVANSON Robert E. Evanson	Director

*/S/ G. WADDY GARRETT G. Waddy Garrett	Director

*/S/ KEITH HAMILL Keith Hamill	Director

*/S/ EDWARD B. HUTTON, JR. Edward B. Hutton, Jr.	Director

*/S/ THOMAS C. NORRIS Thomas C. Norris	Chairman of the Board

Nathu R. Puri	Director

Signature	Title

*/S/ JAMES E. ROGERS James E. Rogers	Director

*By	/S/ BRUCE V. THOMAS Bruce V. Thomas Attorney-in-fact

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The Consolidated Balance Sheets of Cadmus Communications Corporation and Subsidiaries as of June 30, 2006 and 2005, and the related Consolidated Statements of Operations, Cash Flows, and Shareholders’ Equity for each of the three years in the period ended June 30, 2006, including the notes thereto, are included in Item 8. The following additional financial data should be read in conjunction with these consolidated financial statements.

Page
Financial Statement Schedules:
II—Valuation and Qualifying Accounts	73

All other schedules have been omitted because they are not applicable, because the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Reserves and Allowances Deducted from Asset Accounts:

		(Additions)
Allowance for Doubtful Accounts	Balance at Beginning of Period	Charged to Costs and Other Expenses	Charged to Other Accounts– Describe	Deductions– Describe(A)	Balance at End of Period
Years Ended:
June 30, 2004	$2,089	$1,215	$—	$1,592	$1,712
June 30, 2005	1,712	309	—	668	1,353
June 30, 2006	1,353	289	—	675	967

(A)	Uncollectible accounts charged off, net of recoveries.

		(Additions)
Valuation Allowance for Deferred Tax Assets	Balance at Beginning of Period	Charged to Costs and Other Expenses	Charged to Other Accounts– Describe	Deductions– Describe(B)	Balance at End of Period
Years Ended:
June 30, 2004	$1,570	$185	$—	$978	$777
June 30, 2005	777	1,538	—	—	2,315
June 30, 2006	2,315	—	—	1,448	867

(B)	Reversal of allowances no longer required against losses.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 000-12954)).

3.2	Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (SEC File No. 0-12954)).

4.6	Rights Agreement dated as of February 15, 1999 between Cadmus Communications Corporation and First Union National Bank, as Rights Agent (incorporated by reference to Exhibit 1 to Registration Statement on Form 8-A12G filed February 11, 1999 (SEC File No. 000-12954)).

4.7	Amendment dated as of February 17, 2000 to Rights Agreement dated as of February 15, 1999 between Cadmus Communications Corporation and First Union National Bank (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 29, 2000 (SEC File No. 000-12954)).

4.8	Amendment No. 2 to Rights Agreement, dated as of May 14, 2003 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 3, 2003 (SEC File No. 000-12954)).

4.9	Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, each of the Guarantors (as defined therein) and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.9 to Registration Statement on Form S-4 filed August 24, 2004 (SEC File No. 333-118509)).

4.9.1	First Supplemental Indenture dated March 1, 2005, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, each of the Guarantors (as defined therein) and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.9.1 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2005 (SEC File No. 000-12954)).

4.9.2	Second Supplemental Indenture dated as of May 19, 2006, to the Indenture dated as of June 15, 2004, among Cadmus Communications Corporation, each of the Guarantors (as defined therein) and U.S. Bank National Association (successor to Wachovia Bank, National Association), as trustee, filed herewith.

4.10	Registration Rights Agreement, dated June 15, 2004, among Cadmus Communications Corporation, certain guarantors named therein and Wachovia Capital Markets, LLC and Banc of America Securities LLC on behalf of the Initial Purchasers (incorporated by reference to Exhibit 4.10 to Registration Statement on Form S-4 filed August 24, 2004 (SEC File No. 333-118509)).

The Company agrees to furnish supplementally to the Securities and Exchange Commission, upon request, copies of those agreements defining the rights of holders of long-term debt of the Company that are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K.

10.1*	Cadmus FY 2007 Executive Incentive Plan adopted August 8, 2006, filed herewith.

10.2*	Cadmus Supplemental Executive Retirement Plan, as restated effective July 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed September 26, 2003 (SEC File No. 000-12954)).

10.2.1*	First Amendment dated as of August 9, 2005 to Cadmus Supplemental Executive Retirement Plan, as restated effective July 1, 2002 (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K filed September 22, 2005 (SEC File No. 000-12954)).

Exhibit Number	Description of Exhibit
10.4*	Cadmus 1992 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form SE dated September 25, 1992).

10.5*	Cadmus 1997 Non-Employee Director Stock Compensation Plan, as amended through February 17, 2000 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed September 28, 2000 (SEC File No. 000-12954)).

10.6*	Cadmus 1990 Long Term Stock Incentive Plan, as amended through May 10, 2002 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed September 26, 2002 (SEC File No. 000-12954)).

10.7*	Cadmus 2004 Non-Employee Director Stock Compensation Plan (incorporated by reference to Appendix C to the Company’s Proxy Statement on Schedule 14A filed September 28, 2004 (SEC File No. 000-12954)).

10.8*	Cadmus 2004 Key Employee Stock Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed September 28, 2004 (SEC File No. 000-12954)).

10.9*	Cadmus FY 2005-2007 Executive Long-Term Incentive Plan (subplan adopted November 9, 2004 under the Cadmus 2004 Key Employee Stock Compensation Plan as amended April 18, 2005) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed September 22, 2005 (SEC File No. 000-12954)).

10.10*	Form of Restricted Stock Award Agreement for the FY 2005-2007 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004 (SEC File No. 000-12954)).

10.11*	Cadmus FY 2005-2007 Management Long-Term Incentive Plan (subplan adopted November 9, 2004 under the Cadmus 2004 Key Employee Stock Compensation Plan as amended November 9, 2005) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2006 (SEC File No. 000-12954).

10.12*	Form of Performance Unit Award Agreement for the FY 2005-2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004 (SEC File No. 000-12954)).

10.13*	Performance goals for the Cadmus FY 2005-2007 Executive Long-Term Incentive Plan and Cadmus FY 2005-2007 Management Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-Q filed February 9, 2005 (SEC File No. 000-12954)).

10.14*	Base Salaries of Named Executive Officers, filed herewith.

10.15*	Directors’ Compensation, filed herewith.

10.20*	Employee Retention Agreement dated November 29, 2005 between Cadmus Communications Corporation and Wayne B. Luck (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2006 (SEC File No. 000-12954)).

10.25*	Employee Retention Agreement dated November 29, 2005 between Cadmus Communications Corporation and Gerard P. Lux, Jr. (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2006 (SEC File No. 000-12954)).

10.28	Series A Preferred Stock Purchase Agreement between XYVISION Enterprises, Inc. and Cadmus Communications Corporation dated as of February 16, 2001 (incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed May 14, 2001 (SEC File No. 000-12954)).

Exhibit Number	Description of Exhibit
10.36*	Employee Retention Agreement dated November 29, 2005 between Cadmus Communications Corporation and Bruce V. Thomas (incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2006 (SEC File No. 000-12954)).

10.37*	Non-Qualified Savings Plan, as adopted effective March 15, 2002 (incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed March 15, 2002 (SEC File No. 333-84390)).

10.40*	Employee Retention Agreement dated November 29, 2005, between Cadmus Communications Corporation and Paul K. Suijk (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2006 (SEC File No. 000-12954)).

10.41	Second Amended and Restated Credit Agreement dated as of January 28, 2004 among Cadmus Communications Corporation, the lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Co-Lead Arranger, Bank of America, N.A., as Co-Lead Arranger and Syndication Agent and BNP Paribas, ING Capital LLC, and The Royal Bank of Scotland PLC, as Co-Documentation Agents (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K filed January 30, 2004 (SEC File No. 000-12954)).

10.41.1	First Amendment dated as of June 15, 2004 to Second Amended and Restated Credit Agreement dated as of January 28, 2004 (incorporated by reference to Exhibit 10.41.1 to the Company’s Annual Report on Form 10-K filed September 14, 2004 (SEC File No. 000-12954)).

10.41.2	Second Amendment dated as of September 17, 2004 to Second Amended and Restated Credit Agreement dated as of January 28, 2004 (incorporated by reference to Exhibit 10.41.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004 (SEC File No. 000-12954)).

10.41.3	Third Amendment dated as of February 28, 2005 to Second Amended and Restated Credit Agreement dated as of January 28, 2004 (incorporated by reference to Exhibit 10.41.3 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2005 (SEC File No. 000-12954)).

10.41.4	Fourth Amendment dated as of September 12, 2005 to Second Amended and Restated Credit Agreement dated as of January 28, 2004 (incorporated by reference to Exhibit 10.41.4 to the Company’s Annual Report on Form 10-K filed September 22, 2005 (SEC File No. 000-12954)).

10.41.5	Fifth Amendment dated as of June 30, 2006 to Second Amended and Restated Credit Agreement dated as of January 28, 2004 (incorporated by reference to Exhibit 10.41.5 to the Company’s Current Report on Form 8-K filed August 3, 2006 (SEC File No. 000-12954)).

10.42	Receivables Reassignment and Termination Agreement dated as of January 28, 2004, by and among Cadmus Receivables Corp. (the “Seller”), Cadmus Communications Corporation (the “Master Servicer”), Blue Ridge Asset Funding Corporation (the “Purchaser”), Wachovia Bank, National Association (the “Agent”), Cadmus Journal Services, Inc., Mack Printing Company, Port City Press, Inc. and Washburn Graphics, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K filed January 30, 2004 (SEC File No. 000-12954)).

10.43*	Amended and Restated Employment Agreement dated as of December 30, 2003 between Cadmus Communications Corporation and Bruce V. Thomas (incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2004 (SEC File No. 000-12954)).

10.45	Software License Agreement dated as of March 29, 2004 between Cadmus Knowledgeworks International LTD and Knowledgeworks Global Private Limited (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed September 14, 2004 (SEC File No. 000-12954)).

Exhibit Number	Description of Exhibit
10.46	Loan Agreement between Cadmus Journal Services, Inc. and AKA Ausfuhrkredit-Gesellschaft mbH (“AKA”) signed by Cadmus Journal Services, Inc. on September 15, 2005 and by AKA on September 22, 2005 (incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K filed October 3, 2005 (SEC File No. 000-12954)).

10.47	Payment Guarantee of Cadmus Communications Corporation signed on September 15, 2005 for the benefit of AKA Ausfuhrkredit-Gesellschaft mbH (“AKA”) related to the Loan Agreement between Cadmus Journal Services, Inc. and AKA (incorporated by reference to Exhibit 10.47 to the Company’s Current Report on Form 8-K filed October 3, 2005 (SEC File No. 000-12954)).

10.48	Loan Agreement between Washburn Graphics, Inc. and AKA Ausfuhrkredit-Gesellschaft mbH (“AKA”) signed by Washburn Graphics, Inc. on September 15, 2005 and by AKA on September 22, 2005 (incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K filed October 3, 2005 (SEC File No. 000-12954)).

10.49	Payment Guarantee of Cadmus Communications Corporation signed on September 15, 2005 for the benefit of AKA Ausfuhrkredit-Gesellschaft mbH (“AKA”) related to the Loan Agreement between Washburn Graphics, Inc. and AKA (incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K filed October 3, 2005 (SEC File No. 0-12954)).

10.50*	Employee Retention Agreement dated November 29, 2005, between Cadmus Communications Corporation and Lisa S. Licata (incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2006 (SEC File No. 000-12954)).

10.51*	Employee Retention Agreement dated November 29, 2005, between Cadmus Communications Corporation and Bruce G. Willis (incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q filed February 14, 2006 (SEC File No. 000-12954)).

10.52*	Stock Option Cancellation Agreement dated April 6, 2006, by and between Cadmus Communications Corporation and Stephen E. Hare (incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2006 (SEC File No. 000-12954)).

10.53*	Change in Status Agreement dated April 8, 2006, by and between Cadmus Communications Corporation and Stephen E. Hare (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2006 (SEC File No. 000-12954)).

21	Subsidiaries of the Registrant, filed herewith.

23.1	Consent of BDO Seidman, LLP, filed herewith.

23.2	Consent of Ernst & Young LLP, filed herewith.

24	Powers of Attorney, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer and Chief Financial Officer, filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

Copies of the Form 10-K and exhibits listed above may be obtained without charge by writing to Paul K. Suijk, Senior Vice President and Chief Financial Officer, at 1801 Bayberry Court, Suite 200, Richmond, Virginia 23226.