Form 10-Q
period 2006-09-30
CADMUS COMMUNICATIONS CORP/NEW
filed 2006-11-09
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

n/a

(Former name, former address and former fiscal year, if changed since last report)

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $0.50 Par Value	9,530,631

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2006	June 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112	$108
Accounts receivable (net of allowance for doubtful accounts of $1,102 at September 30, 2006 and $967 at June 30, 2006)	62,494	60,962
Inventories	28,321	26,266
Deferred income taxes	725	1,635
Prepaid expenses and other	3,535	4,970

Total current assets	95,187	93,941

Property, plant and equipment, net	126,988	128,393
Goodwill	111,964	111,964
Other intangibles, net	2,423	2,677
Other assets	26,830	27,829

TOTAL ASSETS	$363,392	$364,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,932	$2,555
Accounts payable	38,171	36,436
Accrued expenses and other current liabilities	32,032	23,475

Total current liabilities	72,135	62,466

Long-term debt	190,247	196,650
Long-term pension liability	18,780	22,818
Other long-term liabilities	20,363	21,614

Total liabilities	301,525	303,548

Shareholders’ equity:
Common stock ($0.50 par value; authorized shares – 16,000,000; issued and outstanding shares – 9,194,561 at September 30, 2006 and 9,177,721 at June 30, 2006)	4,597	4,589
Capital in excess of par value	67,222	67,058
Retained earnings	5,326	5,798
Accumulated other comprehensive loss	(15,278)	(16,189)

Total shareholders’ equity	61,867	61,256

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$363,392	$364,804

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Net sales	$107,308	$107,217

Cost of sales	93,394	89,681
Selling and administrative expenses	9,461	9,868
Restructuring and other charges (benefit)	(296)	735

	102,559	100,284

Operating income	4,749	6,933

Interest and other expenses:
Interest	4,449	3,493
Other, net	243	83

	4,692	3,576

Income from continuing operations before income taxes	57	3,357
Income tax expense	(19)	(1,171)

Income from continuing operations	38	2,186

Gain from discontinued operations, net of $33 in federal income tax	65	—

Net income	$103	$2,186

Earnings per common share – basic:
Income from continuing operations	$—	$0.24
Gain from discontinued operations	0.01	—

Net income	$0.01	$0.24

Weighted-average common shares outstanding	9,188	9,217

Earnings per common share – diluted:
Income from continuing operations	$—	$0.23
Gain from discontinued operations	0.01	—

Net income	$0.01	$0.23

Weighted-average common shares outstanding	9,305	9,458

Cash dividends per common share	$0.0625	$0.0625

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2006	2005
Operating Activities
Net income	$103	$2,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,938	4,736
Restructuring and other charges (benefit)	(296)	735
Deferred income taxes	(54)	(440)
Gain from discontinued operations, net of tax	(65)	—
Other, net	(245)	395

	4,381	7,612

Changes in operating assets and liabilities:
Accounts receivable	(999)	(3,128)
Inventories	(2,055)	(2,763)
Accounts payable and accrued expenses	8,347	7,528
Restructuring payments	(1,178)	(237)
Contributions to defined benefit pension plans	(361)	(259)
Other, net	4,059	(1,496)

	7,813	(355)

Net cash provided by operating activities	12,194	7,257

Investing Activities
Purchases of property, plant and equipment	(5,915)	(8,614)
Proceeds from sales of property, plant and equipment	2,884	72
Investment in/advances to unconsolidated joint venture	(533)	—
Acquisition of intangible assets	—	(642)

Net cash used in investing activities	(3,564)	(9,184)

Financing Activities
Payments on long-term borrowings	(623)	—
Proceeds from (payments on) long-term revolving credit facility	(7,600)	2,500
Dividends paid	(575)	(576)
Repurchases of common and restricted stock	(35)	—
Proceeds from exercise of stock options	207	586

Net cash provided by (used in) financing activities	(8,626)	2,510

Increase in cash and cash equivalents	4	583
Cash and cash equivalents at beginning of period	108	237

Cash and cash equivalents at end of period	$112	$820

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of	Unearned	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Par Value	Compensation	Earnings	Loss	Total
Balance at June 30, 2005	9,190	$4,595	$68,495	$(108)	$2,369	$(20,491)	$54,860
Foreign currency translation	—	—	—	—	—	(8)	(8)
Net income	—	—	—	—	5,733	—	5,733
Change in minimum pension liability, net of $2,563 in deferred taxes	—	—	—	—	—	4,310	4,310

Comprehensive income							10,035

Cash dividends - $0.25 per share	—	—	—	—	(2,304)	—	(2,304)
Shares issued upon exercise of stock options	174	87	1,934	—	—	—	2,021
Repurchases of common stock	(186)	(93)	(3,371)	—	—	—	(3,464)
Amortization of unearned compensation	—	—	—	108	—	—	108

Balance at June 30, 2006	9,178	4,589	67,058	—	5,798	(16,189)	61,256

(the following data is unaudited)
Foreign currency translation	—	—	—	—	—	(16)	(16)
Net income	—	—	—	—	103	—	103
Change in tax rate applied to minimum pension liability	—	—	—	—	—	927	927

Comprehensive income							1,014

Cash dividends - $0.0625 per share	—	—	—	—	(575)	—	(575)
Shares issued upon exercise of stock options	19	9	198	—	—	—	207
Repurchases of common stock	(2)	(1)	(34)	—	—	—	(35)

Balance at September 30, 2006	9,195	$4,597	$67,222	$—	$5,326	$(15,278)	$61,867

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements of Cadmus Communications Corporation and Subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with applicable quarterly reporting regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and, accordingly, should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended September 30, 2006 are not necessarily indicative of results for the entire fiscal year.

2.	In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is first effective for the Company’s fiscal year ending June 30, 2008. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This requirement is effective for the Company’s June 30, 2007 year-end. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision is effective for the Company’s June 30, 2008 year-end. The funded status of the Company’s pension and other postretirement benefit plans are currently measured as of March 31.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact that the adoption of FIN 48 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for the Company’s fiscal year ending June 30, 2007. The adoption of SAB 108 had no impact on the Company’s condensed consolidated financial statements.

3.

In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. This plan is designed to replace certain older, less efficient presses with state-of-the-art and more efficient presses, to add certain needed capacity, and to permit the further rationalization of domestic manufacturing capacity. In connection with this plan, the Company recorded a benefit of $0.3 million for the three months ended September 30, 2006, related to the net proceeds from the sale of, and reduction in associated previously recorded restructuring reserves related to, assets disposed of during the first quarter of fiscal 2007, partially offset by equipment relocation, contract termination, and other costs. These charges and benefits were primarily related to the Publisher Services segment and are classified as restructuring and other charges (benefit) in the Condensed Consolidated Statements of Operations. The estimated total restructuring costs pursuant to this plan include (i) one-time termination benefits in the range of $1.5 million to $1.7 million, (ii) contract termination costs in the range of $0.2 million to $0.3 million, and (iii) costs to consolidate and reorganize facilities in the range of $1.8 million to $2.1 million. All activities in connection with this plan are expected to be completed by the middle of fiscal 2007.

At September 30, 2006 and June 30, 2006, the restructuring liability was $0.4 million and $1.5 million, respectively, primarily related to one-time termination benefits and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

4.	On June 29, 2006 the Company entered into a joint venture agreement with Periscope, Inc., a Minneapolis based graphic services and creative agency. The new PeriscopeCadmusTM entity (“PeriscopeCadmus”) will integrate Specialty Packaging’s global packaging network with Periscope’s design and pre-press capabilities to provide an end-to-end worldwide print management solution. Cadmus subsequently announced that PeriscopeCadmus has been selected as one of four global print managers to serve a large U.S. based retail chain. PeriscopeCadmus has established operations in Hong Kong and will work with a number of print partners throughout Asia and other areas. PeriscopeCadmus is structured as a 50/50 arrangement between Cadmus and Periscope with equal equity, board membership and other attributes. Accordingly, PeriscopeCadmus is accounted for by the Company under the equity method. The equity in losses of PeriscopeCadmus for the first quarter of fiscal 2007 was $0.1 million. This amount is included in other, net in the Condensed Consolidated Statements of Operations. As of September 30, 2006, the investment in/advance to PeriscopeCadmus was approximately $0.5 million and is included in other assets in the Condensed Consolidated Balance Sheets.

5.	During the second and third quarters of fiscal 2006, the Company participated in the Pre-Filing Agreement program (“PFA”) with the Internal Revenue Service (“IRS”) to review its third quarter fiscal 2005 transaction with Mack Printing Company (“Mack transaction”) to determine the amount and character of the allowable loss to be reported on its federal income tax return for the year ended June 30, 2005. In culmination of the PFA process, the Company and the IRS executed a closing agreement on March 28, 2006 providing specific guidance for the recognition of an ordinary loss deduction to be reported by the Company on its June 30, 2005 federal tax return. Based on the Company’s resolution with the IRS and as a result of reporting the Mack transaction benefit on its June 30, 2005 federal tax return filed on March 15, 2006, the Company recorded an $8.5 million benefit for the quarter ended March 31, 2006. This $8.5 million benefit is incremental to the $5.0 million benefit recorded in the quarter ended March 31, 2005. As a result of the resolution with the IRS, the Company expects to realize a total net cash benefit of $37.4 million. The Company received $11.8 million in the fourth quarter of fiscal 2006 and $2.6 million in the first quarter of fiscal 2007 and expects to utilize the balance in future years as a reduction to income taxes otherwise payable on future income earned.

The Company’s effective income tax rate was 33.3% for the first quarter of fiscal 2007, compared to 34.9% for the first quarter of fiscal 2006. The Company’s effective tax rate differs from the expected income tax expense calculated by application of the federal statutory rate primarily due to (i) the impact of state income taxes, (ii) operating results from foreign operations, and (iii) the impact from certain permanent book-to-tax differences.

6.	Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of dilutive stock options. Incremental shares for dilutive stock options (computed under the treasury stock method) were 117,175 and 241,000 for the three months ended September 30, 2006 and 2005, respectively.

7.	Components of net inventories at September 30, 2006 and June 30, 2006 were as follows (in thousands):

	September 30, 2006	June 30, 2006
	(unaudited)
Raw materials and supplies	$11,662	$11,801
Work in process	14,570	12,267
Finished goods	2,089	2,198

Inventories	$28,321	$26,266

8.	Long-term debt at September 30, 2006 and June 30, 2006 consisted of the following (in thousands):

	September 30, 2006	June 30, 2006
	(unaudited)
Senior bank credit facility	$54,600	$62,200
8.375% senior subordinated notes, due 2014	125,000	125,000
Equipment term loans	13,116	13,740
Fair market value of interest rate swap agreements	(537)	(1,735)

Total debt	192,179	199,205
Less: Current maturities of long-term debt	1,932	2,555

Long-term debt	$190,247	$196,650

The interest rate spreads for the Company’s senior bank credit facility range from 2.25% to 3.00% for LIBOR loans and from 1.00% to 1.75% for prime rate loans. The commitment fee rate ranges from 0.375% to 0.625%. Applicable interest rate spreads and commitment fees paid by the Company will fluctuate, within the ranges above, based upon the Company’s performance as measured by the total leverage ratio. At September 30, 2006, the interest rates on the Company’s borrowings under its senior bank credit facility ranged from 8.33% to 10.00%. These interest rates are based on spreads of 3.00% for LIBOR loans and 1.75% for prime rate loans. The senior bank credit facility requires the Company to pay unused commitment fees with respect to the revolving credit facility based on the total leverage ratio; such fee was 0.625% at September 30, 2006.

Both the senior bank credit facility and the senior subordinated notes contain a covenant that places restrictions on the ability of the Company to pay dividends. The Company’s ability to pay dividends under the senior bank credit facility is governed by the fixed charge coverage ratio. At September 30, 2006, the Company’s fixed charge coverage ratio was 1.91 to 1.0, compared to a covenant that the ratio must exceed 1.20 to 1.0; therefore, the Company had sufficient coverage to pay expected dividends. The senior subordinated notes permit dividends of up to $3.0 million per fiscal year and a computation for a restricted payments pool out of which additional dividends may be paid. The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions, and is reduced based on payment of dividends or other restricted payments. The Company may continue to pay dividends up to $3.0 million per fiscal year or to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend. At September 30, 2006, the Company’s $3.0 million limit per year and the restricted payments pool were sufficient to cover expected dividends and, therefore, the Company was not impacted by the limitation of this covenant.

In accordance with the senior bank credit facility, limitations are placed on the Company’s ability to execute acquisitions and repurchase stock based on the total leverage ratio which is computed from time to time. Based on the total leverage ratio computed as of September 30, 2006, the Company is prohibited from executing acquisitions or repurchasing stock without consent from the lenders or until such time as the total leverage ratio declines as required in the senior bank credit facility.

At September 30, 2006, there were approximately $54.6 million in borrowings outstanding under the senior bank credit facility and approximately $2.6 million of standby letters of credit outstanding against which no claims had been made. Based upon the borrowing base computation included in the senior bank credit facility, the Company’s total available borrowings were limited to approximately $88.4 million. Therefore, the Company’s revolving credit availability was approximately $31.2 million at September 30, 2006.

Effective October 2, 2006, the total commitment under the Company’s senior bank credit facility was reduced from $100.0 million to $98.1 million in connection with a mandatory reduction in the commitment in an amount equal to the net disposition proceeds received from the sale of the Company’s Ephrata, Pennsylvania real estate as part of the equipment replacement and consolidation plan.

In September 2005, two of the Company’s subsidiaries entered into two senior, unsecured term loan agreements to finance the purchase of certain manufacturing equipment from Heidelberg related to the Company’s equipment replacement and consolidation plan. Each of these loans is unconditionally guaranteed by the Company. The total outstanding amount under these amortizing, fully-drawn term loans was approximately $13.1 million at September 30, 2006. The interest rate spreads for these senior term loans is 0.45% above six-month LIBOR. The senior term loans required the Company to pay an unused commitment fee of 0.375% with respect to the undrawn portion of the loans prior to the loans being fully drawn. At September 30, 2006, the interest rates on the Company’s borrowings under these senior term loans ranged from 5.7% to 6.0%. The term for approximately $9.3 million of the term loans is 8 years, repayable in 16 equal, consecutive, semi-annual installments payable on each November 12 and May 12 beginning November 12, 2006 and ending on November 12, 2013, with an initial payment due and paid on July 3, 2006. The term for approximately $3.8 million of the term loans is 6 years, repayable in 12 equal, consecutive, semi-annual installments payable on each October 16 and April 16, which began October 16, 2006, and are scheduled to end on October 16, 2011, with an initial payment due and paid on June 1, 2006.

9.	At September 30, 2006, the Company had three fixed-to-floating fair value interest rate swap agreements outstanding with a total notional amount of $40.0 million. These swaps were entered into to convert $40.0 million of the Company’s 8.375% senior subordinated notes due in 2014 to floating rate debt. The initial term of these swap agreements expires in 2014, and the counterparties have an option to terminate the agreements beginning in June 2009. Under the swap agreements, the Company receives interest payments at a fixed rate of 8.375% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 15 and June 15. These swap agreements are an effective hedge. The fair value of the Company’s interest rate swap agreements, based on a mark-to-market basis, was a $0.5 million liability and a $1.7 million liability at September 30, 2006 and June 30, 2006, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other liabilities with an offset in long-term debt in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the use of swap agreements resulted in no reduction of interest expense for the three months ended September 30, 2006, and a reduction of $0.1 million for the three months ended September 30, 2005.

10.	The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in three primary product lines: scientific, technical and medical (“STM”) journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services. Specialty Packaging provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product companies, healthcare companies and other customers.

The accounting policies for the segments conform to those described in Note 1 “Significant Accounting Policies” to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006. The Company primarily evaluates the performance of its operating segments based on operating income, excluding restructuring and other charges. Intergroup sales are not significant. The Company manages income taxes on a consolidated basis.

Summarized segment data is as follows (in thousands):

	Publisher Services	Specialty Packaging	Total
Three Months Ended September 30, 2006:
Net sales	$89,118	$18,190	$107,308
Operating income	4,278	1,521	5,799

Three Months Ended September 30, 2005:
Net sales	$84,660	$22,557	$107,217
Operating income	6,643	2,433	9,076

A reconciliation of segment data to consolidated data is as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Earnings from operations:
Reportable segment operating income	$5,799	$9,076
Unallocated shared services and other expenses	(1,346)	(1,408)
Restructuring and other benefit (charges)	296	(735)

Total operating income	4,749	6,933
Interest expense	(4,449)	(3,493)
Other, net	(243)	(83)

Income from continuing operations before income taxes	$57	$3,357

11.	During the fourth quarter of fiscal 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, under the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This transition method requires recognition of compensation expense based on the fair value at the date of grant for awards issued after the date of adoption. Effective July 1, 2005, the Company adopted SFAS No. 123 (R), Share-Based Payment which replaced SFAS No. 123. The new standard requires public companies to treat stock options and all other forms of share-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS No. 123. The adoption of SFAS No. 123 (R) had no impact on the Company’s condensed consolidated financial statements for the three months ended September 30, 2005.

On November 10, 2004, the Company’s shareholders approved the 2004 Key Employee Stock Compensation Plan, replacing the 1990 Stock Compensation Plan which expired on June 30, 2003. On November 10, 2004, the Human Resources and Compensation Committee of the Company’s Board of Directors adopted two 2005-2007 long term incentive subplans (“LTIPs”) under the 2004 Key Employee Stock Compensation Plan, and pursuant to these LTIPs authorized the grant of performance-based restricted stock and performance units. The restricted stock and performance units tentatively vest over the period from October 1, 2004 to June 30, 2007 if certain earnings per share targets are met. Vesting of the restricted stock and performance units is generally subject to continued employment through the date of the Human Resources and Compensation Committee’s final determination of vesting during the first four months of fiscal 2008. The restricted stock and performance units also may vest in whole or in part upon satisfaction of certain performance criteria in case of death, disability, retirement, termination by the Company without cause, termination by an employee for good reason under an employment agreement, or change in control. Compensation expense will be recognized on a straight-line basis over the vesting period based on the estimated number of shares and performance units that will ultimately vest. No compensation expense was recognized for the three months ended September 30, 2006 and September 30, 2005 because no compensation is expected to be earned under the criteria of this plan at this time.

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

12.	The following information is provided in connection with the disclosure requirements of SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (in thousands):

	Pension Benefits Three Months Ended September 30,		Postretirement Benefits Three Months Ended September 30,
	2006	2005	2006	2005
Service cost	$79	$102	$—	$—
Interest cost	2,123	2,059	40	42
Expected return on plan assets	(2,237)	(2,160)	—	—
Amortization of unrecognized transition amount	(41)	(25)	—	—
Amortization of prior service cost	25	25	—	—
Amortization of unrecognized net losses	3	13	4	5
Recognized losses (gains)	212	333	(8)	(1)
Contributions to multi-employer plans	150	134	—	—

Net periodic benefit cost	$314	$481	$36	$46

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Headquartered in Richmond, Virginia, Cadmus Communications Corporation and Subsidiaries (“Cadmus” or the “Company”) provides end-to-end, integrated graphic communications and content processing services to professional publishers, not-for-profit societies and corporations. Cadmus provides a wide range of technology-enabled content management, composition, editorial, prepress, printing, article reprints, digital rights management, and fulfillment and distribution services. Cadmus is the world’s largest provider of content management and production services to scientific, technical and medical (“STM”) journal publishers, the fifth largest periodicals printer in North America, and a leading provider of specialty packaging and promotional printing services.

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

In June 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. The plan is designed to continue to grow the Company’s position in its target publishing markets, to sustain the growth generated in its Specialty Packaging segment, to retire older and less efficient press equipment, and to more aggressively rationalize capacity across its manufacturing platform. In connection with this equipment replacement and consolidation plan, the Company is expanding and renovating several other facilities to accommodate new equipment, to permit improved work flows, and to facilitate the rationalization of similar work currently performed at multiple sites. The Company spent approximately $58.2 million in capital expenditures in fiscal 2006 and approximately $5.9 million in the first quarter of fiscal 2007, the majority of which related to this plan. Equipment delivery delays and operational inefficiencies from the implementation of the equipment replacement and consolidation plan adversely affected the Company’s operational and financial performance in the third and fourth quarters of fiscal 2006. In particular, cost of sales was negatively impacted by equipment integration and facility consolidation activities and additional costs were incurred as a result of off-loaded work from the affected sites to other sites to meet customers’ schedules. Although the equipment integration and consolidation activities continued through the first quarter of fiscal 2007, significant progress was made toward the completion of the plan, operational efficiencies improved and off-loaded work decreased, resulting in improved financial performance. It is expected that the equipment upgrades and the expansion of facilities will be substantially complete by the middle of fiscal 2007. Management believes that once fully implemented, the plan will enhance the Company’s overall competitiveness and create significant long-term value for its shareholders.

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

On June 29, 2006 the Company entered into a joint venture agreement with Periscope, Inc., a Minneapolis based graphic services and creative agency. The new PeriscopeCadmusTM entity (“PeriscopeCadmus”) will integrate Specialty Packaging’s global packaging network with Periscope’s design and pre-press capabilities to provide an end-to-end worldwide print management solution. Cadmus subsequently announced that PeriscopeCadmus has been selected as one of four global print managers to serve a large U.S. based retail chain. PeriscopeCadmus has established operations in Hong Kong and will work with a number of print partners throughout Asia and other areas. PeriscopeCadmus is structured as a 50/50 arrangement between Cadmus and Periscope and is accounted for by the Company under the equity method. The equity in losses of PeriscopeCadmus for the first quarter of fiscal 2007 was $0.1 million. This amount is included in other, net in the Condensed Consolidated Statements of Operations. As of September 30, 2006, the investment in/advance to PeriscopeCadmus was approximately $0.5 million and is included in other assets in the Condensed Consolidated Balance Sheets. The Company believes this opportunity will permit it to apply its global brand management expertise on a much larger scale as it expands the print and packaging network beyond the Caribbean Rim to mainland China, Thailand, India and Turkey.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of September 30, 2006, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006. The policies disclosed included the accounting for the allowance for doubtful accounts, valuation of intangible assets and goodwill, pension and other post retirement benefits, income taxes and self-insurance reserves.

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of net sales for the three months ended September 30, 2006 and 2005.

	Three Months Ended September 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	87.0	83.6
Selling and administrative expenses	8.8	9.2
Restructuring and other charges (benefit)	(0.2)	0.7

Operating income	4.4	6.5
Interest expense	4.1	3.3
Other, net	0.2	0.1

Income from continued operations before income taxes	0.1	3.1
Income tax expense	—	1.1

Income from continuing operations	—	2.0
Gain from discontinued operations	0.1	—

Net income	0.1%	2.0%

Net Sales

Net sales for the first quarter of fiscal 2007 were $107.3 million, compared to $107.2 million in the same period last year. Publisher Services segment net sales for the quarter were $89.1 million, an increase of 5.3% from $84.7 million last year, as the Company experienced improved revenues from its content-related initiatives in all markets, continued growth in its emerging solutions offerings, and better revenue trends in its printing plants. Specialty Packaging segment net sales for the quarter were $18.2 million, a decrease of 19.4% from $22.6 million last year, as volume returned to more normal levels compared to an exceptionally high volume in the first quarter of fiscal 2006.

Cost of Sales

Cost of sales increased to 87.0% of net sales for the first quarter of fiscal 2007, compared to 83.6% of net sales in the same period of fiscal 2006. The increase as a percentage of net sales was the result of higher costs from operational inefficiencies and capacity constraints as the Publisher Services segment continues the implementation of the equipment replacement and consolidation plan as well as higher fixed costs as a percentage of net sales experienced by the Specialty Packaging segment as a result of the decrease in net sales compared to the prior year.

Selling and Administrative Expenses

Selling and administrative expenses totaled $9.5 million, or 8.8% of net sales, for the first quarter of fiscal 2007, compared to $9.9 million, or 9.2% of net sales, for the same period of fiscal 2006. The decrease in selling and administrative expenses was primarily attributable to lower compensation and benefits costs associated with the reduction in the number of domestic associates, and management’s continued focus on cost reduction efforts.

Restructuring and Other Charges

In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. This plan is designed to replace certain older, less efficient presses with state-of-the-art and more efficient presses, to add certain needed capacity, and to permit the further rationalization of domestic manufacturing capacity. In connection with this plan, the Company recorded a benefit of $0.3 million for the three months ended September 30, 2006, related to the net proceeds from the sale of, and reduction in associated previously recorded restructuring reserves related to, assets disposed of during the first quarter of fiscal 2007, partially offset by equipment relocation, contract termination, and other costs. The Company recorded a charge of $0.7 million related to these activities for the three months ended September 30, 2005. These charges were primarily related to the Publisher Services segment and are classified as restructuring and other charges (benefit) in the Condensed Consolidated Statements of Operations. The estimated total restructuring costs pursuant to this plan include (i) one-time termination benefits in the range of $1.5 million to $1.7 million, (ii) contract termination costs in the range of $0.2 million to $0.3 million, and (iii) costs to consolidate and reorganize facilities in the range of $1.8 million to $2.1 million. All activities in connection with this plan are expected to be completed by the middle of fiscal 2007.

Operating Income

The Company reported operating income of $4.7 million for the first quarter of fiscal 2007, compared to $6.9 million for the first quarter of fiscal 2006. Operating income margin was 4.4% for the first quarter of fiscal 2007, compared to operating income margin of 6.5% for the first quarter of fiscal 2006. Included in the results for the three months ended September 30, 2006, is a $0.3 million benefit from restructuring activities, or 0.2% of net sales. Included in the results for the three months ended September 30, 2005, are restructuring and other charges of $0.7 million, or 0.7% of net sales. Adjusted for the impact of these items, adjusted operating income was $4.5 million, or 4.1% of net sales, and $7.7 million, or 7.2% of net sales, for the three months ended September 30, 2006 and 2005, respectively.

Publisher Services segment operating income was $4.3 million for the first quarter of fiscal 2007, compared to $6.6 million for the first quarter of fiscal 2006. The decrease was the result of higher costs from operational inefficiencies and capacity constraints as the Publisher Services segment continues the implementation of the equipment replacement and consolidation plan. Specialty Packaging segment operating income decreased to $1.5 million for the first quarter of fiscal 2007, compared to $2.4 million for the first quarter of fiscal 2006 as a result of exceptionally high volumes coupled with a more favorable business mix in the first quarter of fiscal 2006.

Interest and Other Expenses

Interest expense in the first quarter of fiscal 2007 increased to $4.4 million from $3.5 million in the prior year. The increase in interest expense was due primarily to higher debt levels for the first quarter of fiscal 2007 compared to the prior year period as well as higher interest rates. The increase in debt levels are a result of increased capital expenditures in connection with the Company’s equipment replacement and consolidation plan.

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

During the second and third quarters of fiscal 2006, the Company participated in the Pre-Filing Agreement program (“PFA”) with the Internal Revenue Service (“IRS”) to review the Mack transaction to determine the amount and character of the allowable loss to be reported on its federal income tax return for the year ended June 30, 2005. In culmination of the PFA process, the Company and the IRS executed a closing agreement on March 28, 2006 providing specific guidance for the recognition of an ordinary loss deduction to be reported by the Company on its June 30, 2005 federal tax return. Based on the Company’s resolution with the IRS and as a result of reporting the Mack transaction benefit on its June 30, 2005 federal tax return filed on March 15, 2006, the Company recorded an $8.5 million benefit for the quarter ended March 31, 2006. This $8.5 million benefit is incremental to the $5.0 million benefit recorded in the quarter ended March 31, 2005. As a result of the resolution with the IRS, the Company expects to realize a total net cash benefit of $37.4 million. The Company received $11.8 million in the fourth quarter of fiscal 2006 and $2.6 million in the first quarter of fiscal 2007 and expects to utilize the balance in future years as a reduction to income taxes otherwise payable on future income earned.

The Company’s effective income tax rate was 33.3% for the first quarter of fiscal 2007, compared to 34.9% for the first quarter of fiscal 2006. The Company’s effective tax rate differs from the expected income tax expense calculated by application of the federal statutory rate primarily due to (i) the impact of state income taxes, (ii) operating results from foreign operations, and (iii) the impact from certain permanent book-to-tax differences.

The tax rate applied to employee benefit plan accruals was adjusted during the first quarter of fiscal 2007 to be consistent with the rate used to determine all other deferred tax assets and liabilities, resulting in other comprehensive income of $0.9 million for the first quarter of fiscal 2007.

Discontinued Operations

In January 2002, the Company sold its Atlanta-based Cadmus Creative Marketing division and reported a $1.2 million loss from discontinued operations in the third quarter of fiscal 2002. In connection with this sale, the Company entered into a lease guaranty and other agreements. In March 2005, the purchaser/tenant under the lease defaulted on its lease obligations. As a result, the Company recorded an estimate of its potential obligations under the guaranty and other costs totaling $1.5 million, net of $0.8 million in federal income taxes, for the three and nine months ended March 31, 2005. During the first quarter of fiscal 2007, the Company recorded a gain from discontinued operations of $0.01 per share as a result of the elimination of remaining reserves in excess of final costs incurred and paid during the first quarter of fiscal 2007.

Net Income

Net income totaled $0.1 million for the first quarter of fiscal 2007, compared to $2.2 million for the first quarter of fiscal 2006. Net income for the three months ended September 30, 2006 includes a benefit from restructuring activities of $0.2 million, net of $0.1 million in taxes, and a gain from discontinued operations of $65.0 thousand, net of $33.0 thousand in taxes. Included in results for the first quarter of fiscal 2006 are restructuring and other charges of $0.5 million, net of $0.2 million in taxes.

Earnings Per Share

The Company reported net income of $0.01 per diluted share for the first quarter of fiscal 2007, compared to $0.23 per diluted share in the first quarter of fiscal 2006. Included in the results for the three months ended September 30, 2006, are a benefit from restructuring activities of $0.2 million, or $0.02 per diluted share net of taxes, and a gain from discontinued operations of $65.0 thousand, or $0.01 per diluted share net of taxes. Included in the results for the three months ended September 30, 2005, are restructuring and other charges of $0.7 million, or $0.05 per share net of taxes. Adjusted for these items, adjusted income (loss) per diluted share was $(0.02) and $0.28 for the three months ended September 30, 2006 and 2005, respectively.

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

The Company included the following non-GAAP financial measures in this report: (1) “adjusted operating income” and “adjusted operating income margin” adjusted to exclude restructuring and other benefit of $0.3 million for the three months ended September 30, 2006, and a restructuring and other charge of $0.7 million for the three months ended September 30, 2005, and (2) “adjusted income (loss) per diluted share” adjusted in the same manner and for the same items as adjusted operating income and to exclude the gain from discontinued operations of $0.01 per diluted share for the three months ended September 30, 2006.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, the exclusion of restructuring and other charges (benefits) permits comparisons of results for on-going business facilities under the current operating structure and the exclusion of the impact of discontinued operations permits comparisons of continuing business operations. In addition, the Company uses these non-GAAP financial measures internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to repay outstanding liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the first three months of fiscal 2007 totaled $12.2 million, compared to $7.3 million for the first three months of fiscal 2006. The reduction in earnings was more than offset by year-over-year net changes in working capital accounts and other assets, which include cash provided by a $3.8 million increase in life insurance policy loans.

Investing Activities

Net cash used in investing activities was $3.6 million for the first three months of fiscal 2007, compared to $9.2 million in the prior year. Capital expenditures for the first three months of fiscal 2007 totaled $5.9 million, compared to $8.6 million for the corresponding period of the prior year, and included investments primarily in equipment for the Publisher Services and Specialty Packaging segments in connection with the Company’s equipment replacement and consolidation plan. Proceeds from the sales of property, plant and equipment totaled $2.9 million in the first quarter of fiscal 2007, compared to $0.1 million in the prior year. The increase is attributable to the sale of a building and equipment in connection with the Company’s equipment replacement and consolidation plan. Advances to PeriscopeCadmus, which was formed on June 29, 2006, totaled $0.5 million for the first quarter of fiscal 2007. The Company estimates that total capital expenditures for fiscal 2007 will be approximately $16.0 to $18.0 million.

Financing Activities

Net cash used in financing activities was $8.6 million for the first three months of fiscal 2007, compared to net cash provided by financing activities of $2.5 million for the first three months of fiscal 2006. For the three months ended September 30, 2006, cash generated by operating activities, net of cash used in investing activities was predominantly used to reduce long-term borrowings by $8.2 million. Additionally, cash used to pay $0.6 million in dividends during the first quarter of fiscal 2007 was partially offset by proceeds of $0.2 million from the exercise of stock options. For the first quarter of fiscal 2006, an increase in total debt of $2.5 million and a $0.6 million dividend payment were partially offset by $0.6 million in proceeds from the exercise of stock options.

Long-term debt at September 30, 2006 totaled $190.2 million, compared to $196.7 million at June 30, 2006. The balance at September 30, 2006 was comprised of $54.6 million in borrowings under a revolving senior bank credit facility, $125.0 million of 8.375% senior subordinated notes due 2014, $13.1 million in term loan agreements (including $1.9 million in current maturities), and ($0.5) million of fair market value of interest rate swap agreements. The balance at June 30, 2006 was comprised of $62.2 million in borrowings under the revolving senior bank credit facility, $125.0 million of 8.375% senior subordinated notes due 2014, $13.7 million in term loan agreements (including $2.6 million in current maturities), and ($1.7) million of fair market value of interest rate swap agreements. See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q for further discussion.

At September 30, 2006, there were approximately $54.6 million in borrowings outstanding under the senior bank credit facility and approximately $2.6 million of standby letters of credit outstanding against which no claims had been made. Based upon the borrowing base computation included in the senior bank credit facility, the Company’s total available borrowings were limited to approximately $88.4 million. Therefore, the Company’s revolving credit availability was approximately $31.2 million at September 30, 2006. The senior bank credit facility expires on January 28, 2008.

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

Off Balance Sheet Items

As of September 30, 2006, there have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006.

Obligations and Commitments

As of September 30, 2006, there have been no material changes outside the normal course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006.

The Company is required to make certain minimum contributions to its defined benefit pension plans. The amount of any contributions will directly depend upon future changes in investment values, rates of return, discount rates, plan benefits and design, and changes in regulatory or legislative rules covering such plans, among other factors. The Company anticipates having to contribute $2.5 million and $5.1 million to its primary defined benefit pension plan, and $1.0 million and $0.3 million to its other defined benefit pension plans in fiscal 2007 and the first quarter of fiscal 2008, respectively. Accrued expenses and other current liabilities include $8.9 million and $3.6 million as of September 30, 2006 and June 30, 2006, respectively, related to these anticipated contributions.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is first effective for the Company’s fiscal year ending June 30, 2008. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This requirement is effective for the Company’s June 30, 2007 year-end. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position and results of operations.

Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision is effective for the Company’s June 30, 2008 year-end. The funded status of the Company’s pension and other postretirement benefit plans are currently measured as of March 31.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact that the adoption of FIN 48 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for the Company’s fiscal year ending June 30, 2007. The adoption of SAB 108 had no impact on the Company’s condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s annual report on Form 10-K for the year ended June 30, 2006. Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” in this report on Form 10-Q for the quarterly period ended September 30, 2006, and is incorporated herein by reference.

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

ITEM 1A. RISK FACTORS

As of September 30, 2006, there have been no material changes in the risk factors faced by the Company from those disclosed in the Company’s annual report on Form 10-K for the year ended June 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information with respect to the Company’s repurchases of its common stock during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 1- 31, 2006	2,000	$17.48	2,000	—
August 1-31, 2006	—	—	—	—
September 1-30, 2006	—	—	—	—

Total	2,000		2,000	—

(1)	On August 19, 2004, the Board of Directors authorized the Company to repurchase up to 1.0 million shares of its common stock on the open market or in privately negotiated transactions. The repurchases were intended to reduce possible dilution in connection with the exercise of stock options. The Company terminated its repurchase program on July 20, 2006.

ITEM 5. OTHER INFORMATION

Wayne B. Luck has resigned as Senior Vice President and Chief Information Officer of the Company, effective as of November 9, 2006. He is leaving to work for a non-competing company in the Richmond, Virginia area.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of Cadmus Communications Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954)).

3.2	Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954)).

10.8.1*	Form of Non-Qualified Stock Option Agreement under the 2004 Key Employee Stock Compensation Plan, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

*	Indicates management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date:	November 9, 2006

/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2006

/s/ Paul K. Suijk
Paul K. Suijk
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)