Form 10-Q
period 2006-12-31
CADMUS COMMUNICATIONS CORP/NEW
filed 2007-02-09
CIK 745274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2007
Common Stock, $0.50 Par Value	9,567,377

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2006	June 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$108
Accounts receivable (net of allowance for doubtful accounts of $1,191 at December 31, 2006 and $967 at June 30, 2006)	66,037	60,962
Inventories	30,137	26,266
Deferred income taxes	457	1,635
Prepaid expenses and other	3,344	4,970

Total current assets	99,975	93,941

Property, plant and equipment, net	126,096	128,393
Goodwill	111,964	111,964
Other intangibles, net	2,150	2,677
Other assets	26,918	27,829

TOTAL ASSETS	$367,103	$364,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,932	$2,555
Accounts payable	40,879	36,436
Accrued expenses and other current liabilities	32,502	23,475

Total current liabilities	75,313	62,466

Long-term debt	194,930	196,650
Long-term pension liability	16,165	22,818
Other long-term liabilities	20,392	21,614

Total liabilities	306,800	303,548

Shareholders’ equity:
Common stock ($0.50 par value; authorized shares - 16,000,000; issued and outstanding shares – 9,218,711 at December 31, 2006 and 9,177,721 at June 30, 2006)	4,609	4,589
Capital in excess of par value	67,507	67,058
Retained earnings	3,488	5,798
Accumulated other comprehensive loss	(15,301)	(16,189)

Total shareholders’ equity	60,303	61,256

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$367,103	$364,804

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net sales	$116,045	$114,188	$223,353	$221,405

Cost of sales	99,206	97,447	192,600	187,128
Selling and administrative expenses	10,302	10,046	19,763	19,914
Restructuring and other charges (benefit)	178	1,478	(118)	2,213
Merger-related costs	2,560	—	2,560	—

	112,246	108,971	214,805	209,255

Operating income	3,799	5,217	8,548	12,150

Interest and other expenses:
Interest	4,544	3,406	8,993	6,899
Other, net	147	48	390	131

	4,691	3,454	9,383	7,030

Income (loss) from continuing operations before income taxes	(892)	1,763	(835)	5,120

Income tax expense	371	669	390	1,840

Income (loss) from continuing operations	(1,263)	1,094	(1,225)	3,280

Gain from discontinued operations, net of $33 in federal tax	—	—	65	—

Net income (loss)	$(1,263)	$1,094	$(1,160)	$3,280

Earnings (loss) per common share – basic:
Income (loss) from continuing operations	$(0.14)	$0.12	$(0.13)	$0.36
Gain from discontinued operations	—	—	0.01	—

Net income (loss) per common share	$(0.14)	$0.12	$(0.12)	$0.36

Weighted-average common shares outstanding	9,202	9,246	9,195	9,232

Earnings (loss) per common share – diluted:
Income (loss) from continuing operations	$(0.14)	$0.12	$(0.13)	$0.35
Gain from discontinued operations	—	—	0.01	—

Net income (loss) per common share	$(0.14)	$0.12	$(0.12)	$0.35

Weighted-average common shares outstanding	9,202	9,491	9,195	9,474

Cash dividends per common share	$0.0625	$0.0625	$0.1250	$0.1250

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2006	2005
Operating Activities
Net income (loss)	$(1,160)	$3,280
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,136	9,590
Restructuring and other charges (benefit)	(118)	2,213
Merger–related costs	2,560	—
Deferred income taxes	203	1,137
Gain from discontinued operations, net of tax	(65)	—
Other, net	(245)	(27)

	11,311	16,193

Changes in operating assets and liabilities:
Accounts receivable	(4,313)	(6,495)
Inventories	(3,871)	(4,912)
Accounts payable and accrued expenses	6,736	4,784
Restructuring payments	(1,504)	(717)
Merger-related payments	(189)	—
Contributions to defined benefit pension plans	(689)	(615)
Other, net	4,373	(3,249)

	543	(11,204)

Net cash provided by operating activities	11,854	4,989

Investing Activities
Purchases of property, plant and equipment	(10,343)	(27,772)
Proceeds from sales of property, plant and equipment	3,412	80
Investment in/advances to unconsolidated joint venture	(761)	—
Acquisition of intangible assets	—	(610)

Net cash used in investing activities	(7,692)	(28,302)

Financing Activities
Proceeds from (payments on) long-term borrowings	(1,589)	10,147
Proceeds from (payments on) long-term revolving credit facility	(2,000)	13,500
Dividends paid	(1,150)	(1,154)
Repurchases of common and restricted stock	(35)	—
Proceeds from exercise of stock options	504	809

Net cash provided by (used in) financing activities	(4,270)	23,302

Decrease in cash and cash equivalents	(108)	(11)
Cash and cash equivalents at beginning of period	108	237

Cash and cash equivalents at end of period	$—	$226

See accompanying Notes to Condensed Consolidated Financial Statements.

CADMUS COMMUNICATIONS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Capital in Excess of Par Value	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance at June 30, 2005	9,190	$4,595	$68,495	$(108)	$2,369	$(20,491)	$54,860
Foreign currency translation	—	—	—	—	—	(8)	(8)
Net income	—	—	—	—	5,733	—	5,733
Change in minimum pension liability, net of $2,563 in deferred taxes	—	—	—	—	—	4,310	4,310

Comprehensive income							10,035

Cash dividends - $0.25 per share	—	—	—	—	(2,304)	—	(2,304)
Shares issued upon exercise of stock options	174	87	1,934	—	—	—	2,021
Repurchases of common stock	(186)	(93)	(3,371)	—	—	—	(3,464)
Amortization of unearned compensation	—	—	—	108	—	—	108

Balance at June 30, 2006	9,178	4,589	67,058	—	5,798	(16,189)	61,256

(the following data is unaudited)
Foreign currency translation	—	—	—	—	—	(39)	(39)
Net income (loss)	—	—	—	—	(1,160)	—	(1,160)
Change in tax rate applied to minimum pension liability	—	—	—	—	—	927	927

Comprehensive income (loss)							(272)

Cash dividends - $0.125 per share	—	—	—	—	(1,150)	—	(1,150)
Shares issued upon exercise of stock options	43	21	483	—	—	—	504
Repurchases of common stock	(2)	(1)	(34)	—	—	—	(35)

Balance at December 31, 2006	9,219	$4,609	$67,507	$—	$3,488	$(15,301)	$60,303

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of interim financial information have been included. The results of operations for the period ended December 31, 2006 are not necessarily indicative of results for the entire fiscal year.

Certain previously reported amounts have been reclassified to conform to the current year presentation.

On December 26, 2006, the Company entered into an agreement of merger, dated as of December 26, 2006 (the “Merger Agreement”) with Cenveo, Inc. (“Cenveo”) and Mouse Acquisition Corp. (“Mouse Acquisition Corp.”), an indirect wholly-owned subsidiary of Cenveo, pursuant to which Mouse Acquisition Corp. will be merged with and into the Company (the “Merger”), with the Company being the surviving entity in the Merger as an indirect wholly-owned subsidiary of Cenveo.

Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock will be converted into the right to receive $24.75 per share in cash, without interest thereon.

The Company and Cenveo have made customary representations, warranties and covenants in the Merger Agreement. In the Merger Agreement, the Company has covenanted not to solicit alternative transactions or, subject to certain exceptions, to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction.  Consummation of the Merger is subject to a number of customary conditions, including, among others, approval by the holders of a majority of the outstanding shares of the Company’s common stock. Approximately 21% of the outstanding common stock of the Company is subject to voting agreements which require such shares to be voted in favor of the Merger.

The Merger Agreement contains certain termination rights for both the Company and Cenveo, and further provides that if the Merger Agreement is terminated under certain circumstances, including in order for the Company to pursue an offer from another party that is deemed by its board of directors in good faith to be superior or if a transaction with a third party relating to an alternative business combination is entered into or consummated within 12 months of termination, the Company will pay Cenveo a termination fee of $8.375 million plus reimbursement of Cenveo’s transaction expenses of up to $500,000.

Pursuant to the terms of the Merger Agreement, the Company is not permitted to declare or pay dividends to common stockholders prior to the effective time of the Merger.

The Merger is expected to be consummated during the Company’s third quarter ending March 31, 2007.

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

3.	In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. This plan is designed to replace certain older, less efficient presses with state-of-the-art and more efficient presses, to add certain needed capacity, and to permit the further rationalization of domestic manufacturing capacity. In connection with this plan, the Company recorded a net charge of $0.2 million for the three months ended December 31, 2006 and a benefit of $0.1 million for the six months ended December 31, 2006, for costs associated with consolidating locations and assets disposed of during the second quarter of fiscal 2007, partially offset by proceeds from the sale of certain equipment and a reduction in previously recorded restructuring reserves for one-time termination benefits. The Company incurred charges of $0.7 million and $1.4 million for the three and six months ended December 31, 2005, respectively, related to severance expenses, costs to consolidate and recognize facilities, and impairment charges of equipment to be replaced. These charges and benefits were primarily related to the Publisher Services segment and are classified as restructuring and other charges in the Condensed Consolidated Statements of Operations. The estimated total restructuring costs pursuant to this plan include (i) one-time termination benefits of $1.4 million, (ii) contract termination costs in the range of $0.2 million to $0.3 million, and (iii) costs to consolidate and reorganize facilities in the range of $2.1 million to $2.2 million. All activities in connection with this plan are expected to be completed during the third quarter of fiscal 2007.

In the second quarter of fiscal 2006, costs associated with certain discontinued merger and acquisition activities in the amount of $0.8 million were charged to restructuring and other charges in the Condensed Consolidated Statements of Operations.

At December 31, 2006 and June 30, 2006, the restructuring liability was $0.1 million and $1.5 million, respectively, primarily related to one-time termination benefits and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

The Company incurred merger-related costs of approximately $2.6 million during the quarter ended December 31, 2006 consisting primarily of financial advisory and professional fees. Approximately $2.4 million of these costs were included in accrued expenses as of December 31, 2006.

4.

On June 29, 2006 the Company entered into a joint venture agreement with Periscope, Inc. (“Periscope”), a Minneapolis based graphic services and creative agency, for the purpose of integrating Specialty Packaging’s global packaging network with Periscope’s design and pre-press capabilities to provide an end-to-end worldwide print management solution (the “Joint Venture”). Effective December 31, 2006, the Company and Periscope entered into a termination agreement that, among other things, provides for the termination of the business activities of the Joint Venture and an orderly liquidation of its assets and liabilities. The Joint Venture was structured as a 50/50 arrangement between Cadmus and Periscope with equal equity, board membership and other attributes. Accordingly, the Joint Venture is accounted for by the Company under the equity method. The equity in losses of the Joint Venture was essentially break-even and $0.2 million for the three and six months ended December 31, 2006, respectively. As of December 31, 2006, advances to the Joint Venture were approximately $0.8 million.

5.	During the second and third quarters of fiscal 2006, the Company participated in the Pre-Filing Agreement program (“PFA”) with the Internal Revenue Service (“IRS”) to review its third quarter fiscal 2005 transaction with Mack Printing Company (“Mack transaction”) to determine the amount and character of the allowable loss to be reported on its federal income tax return for the year ended June 30, 2005. In culmination of the PFA process, the Company and the IRS executed a closing agreement on March 28, 2006 providing specific guidance for the recognition of an ordinary loss deduction to be reported by the Company on its June 30, 2005 federal tax return. Based on the Company’s resolution with the IRS and as a result of reporting the Mack transaction benefit on its June 30, 2005 federal tax return filed on March 15, 2006, the Company recorded an $8.5 million tax benefit for the quarter ended March 31, 2006. This $8.5 million tax benefit is incremental to the $5.0 million benefit recorded in the quarter ended March 31, 2005. As a result of the resolution with the IRS, the Company expects to realize a total net cash benefit of $37.4 million. The Company received $11.8 million in the fourth quarter of fiscal 2006 and $2.6 million in the first quarter of fiscal 2007 and expects to utilize the balance in future years as a reduction to income taxes otherwise payable on future income earned.

The Company’s effective income tax rate was negative (41.6%) for the second quarter of fiscal 2007, compared to 37.9% for the second quarter of fiscal 2006. The Company’s effective tax rate was negative (46.7%) for the six months ended December 31, 2006, compared to 35.9% for the six months ended December 31, 2005. The Company’s effective tax rate differs from the expected income tax expense calculated by application of the federal statutory rate primarily due to (i) the impact from certain permanent book-to-tax differences, including $2.6 million of non-deductible merger-related costs recorded in the second quarter of fiscal 2007, (ii) the impact of state income taxes, and (iii) operating results from foreign operations.

6.	Basic earnings per share is computed on the basis of weighted-average common shares outstanding from the date of issue. Diluted earnings per share is computed on the basis of weighted-average common shares outstanding plus common shares contingently issuable upon the exercise of stock options, except when their effect would be anti-dilutive. Incremental shares for dilutive stock options (computed under the treasury stock method) were 245,000 and 242,000 for the three and six months ended December 31, 2005, respectively. For the three and six months ended December 31, 2006 weighted average basic and diluted loss per share is the same since the effect of issuing shares for the exercise of stock options would be anti-dilutive.

7.	Components of net inventories at December 31, 2006 and June 30, 2006 were as follows (in thousands):

	December 31, 2006	June 30, 2006
	(unaudited)
Raw materials and supplies	$11,567	$11,801
Work in process	16,244	12,267
Finished goods	2,326	2,198

Inventories	$30,137	$26,266

8.	Long-term debt at December 31, 2006 and June 30, 2006 consisted of the following (in thousands):

	December 31, 2006	June 30, 2006
	(unaudited)
Senior bank credit facility	$60,200	$62,200
8.375% senior subordinated notes, due 2014	125,000	125,000
Equipment term loans	12,150	13,740
Fair market value of interest rate swap agreements	(488)	(1,735)

Total debt	196,862	199,205
Less: Current maturities of long-term debt	1,932	2,555

Long-term debt	$194,930	$196,650

The interest rate spreads for the Company’s senior bank credit facility range from 2.25% to 3.00% for LIBOR loans and from 1.00% to 1.75% for prime rate loans. The commitment fee rate ranges from 0.375% to 0.625%. Applicable interest rate spreads and commitment fees paid by the Company will fluctuate, within the ranges above, based upon the Company’s performance as measured by the total leverage ratio. At December 31, 2006, the interest rates on the Company’s borrowings under its senior bank credit facility ranged from 8.35% to 10.00%. These interest rates are based on spreads of 3.00% for LIBOR loans and 1.75% for prime rate loans. The senior bank credit facility requires the Company to pay unused commitment fees with respect to the revolving credit facility based on the total leverage ratio; such fee was 0.625% at December 31, 2006.

Both the senior bank credit facility and the senior subordinated notes contain a covenant that places restrictions on the ability of the Company to pay dividends. The Company’s ability to pay dividends under the senior bank credit facility is governed by the fixed charge coverage ratio. At December 31, 2006, the Company’s fixed charge coverage ratio was 1.86 to 1.0, compared to a covenant that the ratio must exceed 1.20 to 1.0; therefore, the Company had sufficient coverage to pay expected dividends. The senior subordinated notes permit dividends of up to $3.0 million per fiscal year and a computation for a restricted payments pool out of which additional dividends may be paid. The balance of the restricted payments pool is increased based on net income, cash proceeds from the issuance of stock and cash proceeds from the receipt of equity contributions, and is reduced based on payment of dividends or other restricted payments. The Company may continue to pay dividends up to $3.0 million per fiscal year or to the extent there is a positive balance in the restricted payments pool in excess of the scheduled dividend. At December 31, 2006, the Company’s $3.0 million limit per year and the restricted payments pool were sufficient to cover expected dividends and, therefore, the Company was not impacted by the limitation of this covenant. However, pursuant to the terms of the Merger Agreement, the Company is not permitted to declare or pay dividends to common stockholders prior to the effective time of the Merger.

The Company completed an amendment to its senior bank credit facility effective December 31, 2006, which modified: (1) the total leverage ratio and senior leverage ratio covenants, (2) the definition of consolidated net income, and (3) under certain circumstances, the Company’s ability to execute an acquisition of certain assets and operations in an amount not to exceed $10 million (see Note 13). If the Company completes the acquisition during specified time periods, additional definitions and terms in the senior bank credit facility are modified, including the definitions of “applicable margin” and “rate determination date”.

In accordance with the senior bank credit facility, limitations are placed on the Company’s ability to execute acquisitions, other than the acquisition specifically provided for in the amendment effective as of December 31, 2006 (see Note 13), and repurchase stock based on the total leverage ratio which is computed from time to time. Based on the total leverage ratio computed as of December 31, 2006, the Company is prohibited from executing acquisitions, other than as noted above, or repurchasing stock without consent from the lenders or until such time as the total leverage ratio declines as required in the senior bank credit facility.

At December 31, 2006, there were approximately $60.2 million in borrowings outstanding under the senior bank credit facility and approximately $2.6 million of standby letters of credit outstanding against which no claims had been made. Based upon the borrowing base computation included in the senior bank credit facility, the Company’s total available borrowings were limited to approximately $86.9 million. Therefore, the Company’s revolving credit availability was approximately $24.1 million at

December 31, 2006.

Effective October 2, 2006, the total commitment under the Company’s senior bank credit facility was reduced from $100.0 million to $98.1 million in connection with a mandatory reduction in the commitment in an amount equal to the net disposition proceeds received from the sale of the Company’s Ephrata, Pennsylvania real estate as part of the equipment replacement and consolidation plan.

In September 2005, two of the Company’s subsidiaries entered into two senior, unsecured term loan agreements to finance the purchase of certain manufacturing equipment from Heidelberg related to the Company’s equipment replacement and consolidation plan. Each of these loans is unconditionally guaranteed by the Company. The total outstanding amount under these amortizing, fully-drawn term loans was approximately $12.2 million at December 31, 2006. The interest rate spreads for these senior term loans is 0.45% above six-month LIBOR. The senior term loans required the Company to pay an unused commitment fee of 0.375% with respect to the undrawn portion of the loans prior to the loans being fully drawn. At December 31, 2006, the interest rates on the Company’s borrowings under these senior term loans ranged from 5.8% to 5.9%. The term for one of the term loans is 8 years, repayable in 16 equal, consecutive, semi-annual installments payable on each November 12 and May 12, which began November 12, 2006 and are scheduled to end on November 12, 2013, with an initial payment due and paid on July 3, 2006. The amount outstanding on this term loan was $8.7 million as of December 31, 2006. The term for the second term loan is 6 years, repayable in 12 equal, consecutive, semi-annual installments payable on each October 16 and April 16, which began October 16, 2006, and are scheduled to end on October 16, 2011, with an initial payment due and paid on June 1, 2006. The amount outstanding on this term loan was $3.5 million as of December 31, 2006.

9.	At December 31, 2006, the Company had three fixed-to-floating fair value interest rate swap agreements outstanding with a total notional amount of $40.0 million. These swaps were entered into to convert $40.0 million of the Company’s 8.375% senior subordinated notes due in 2014 to floating rate debt. The initial term of these swap agreements expires in 2014, and the counterparties have an option to terminate the agreements beginning in June 2009. Under the swap agreements, the Company receives interest payments at a fixed rate of 8.375% and pays interest at a variable rate that is based on six-month LIBOR plus a spread. The six-month LIBOR rate is reset each December 15 and June 15. These swap agreements are an effective hedge. The fair value of the Company’s interest rate swap agreements, based on a mark-to-market basis, was a liability of $0.5 million and $1.7 million at December 31, 2006 and June 30, 2006, respectively, which is recorded in the Condensed Consolidated Balance Sheets in other liabilities with an offset in long-term debt in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company’s strategy to effectively convert fixed rate financing to variable rate financing through the use of swap agreements resulted in an increase of interest expense of $0.1 million and a reduction of interest expense of $0.2 million for the three-month periods ended December 31, 2006 and 2005, respectively, and an increase of $0.1 million and a reduction of $0.3 million for the six-month periods ended December 31, 2006 and 2005, respectively.

10.	The Company is focused on two segments. The Publisher Services segment provides products and services to both not-for-profit and commercial publishers in three primary product lines: scientific, technical and medical (“STM”) journals, special interest and trade magazines, and books and directories. Publisher Services provides a full range of content management, editorial, prepress, printing, reprinting, warehousing and distribution services. Specialty Packaging provides high quality specialty packaging and promotional printing, assembly, fulfillment and distribution services to consumer product companies, healthcare companies and other customers.

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

Summarized segment data is as follows (in thousands):

	Publisher Services	Specialty Packaging	Total
Three Months Ended December 31, 2006:
Net sales	$94,888	$21,157	$116,045
Operating income	6,017	1,922	7,939

Three Months Ended December 31, 2005:
Net sales	$92,209	$21,979	$114,188
Operating income	6,518	1,896	8,414

Six Months Ended December 31, 2006:
Net sales	$184,006	$39,347	$223,353
Operating income	10,295	3,443	13,738

Six Months Ended December 31, 2005:
Net sales	$176,869	$44,536	$221,405
Operating income	13,161	4,329	17,490

A reconciliation of segment data to consolidated data is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Earnings from operations:
Reportable segment operating income	$7,939	$8,414	$13,738	$17,490
Unallocated shared services and other expenses	(1,402)	(1,719)	(2,748)	(3,127)
Restructuring and other charges (benefit)	(178)	(1,478)	118	(2,213)
Merger-related costs	(2,560)	—	(2,560)	—

Total operating income	3,799	5,217	8,548	12,150
Interest expense	(4,544)	(3,406)	(8,993)	(6,899)
Other, net	(147)	(48)	(390)	(131)

Income (loss) from continuing operations before income taxes	$(892)	$1,763	$(835)	$5,120

11.	During the fourth quarter of fiscal 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, under the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This transition method requires recognition of compensation expense based on the fair value at the date of grant for awards issued after the date of adoption. Effective July 1, 2005, the Company adopted SFAS No. 123 (R), Share-Based Payment which replaced SFAS No. 123. The new standard requires public companies to treat stock options and all other forms of share-based payments to employees as compensation costs in the income statement; however, the approach is similar to the guidance set forth in SFAS No. 123. The adoption of SFAS No. 123 (R) had no impact on the Company’s condensed consolidated financial statements for the three or six months ended December 31, 2005.

On November 10, 2004, the Company’s shareholders approved the 2004 Key Employee Stock Compensation Plan, replacing the 1990 Stock Compensation Plan which expired on June 30, 2003. On November 10, 2004, the Human Resources and Compensation Committee of the Company’s Board of Directors adopted two 2005-2007 long term incentive subplans (“LTIPs”) under the 2004 Key Employee Stock Compensation Plan, and pursuant to these LTIPs authorized the grant of performance-based restricted stock and performance units. The restricted stock and performance units tentatively vest over the period from October 1, 2004 to June 30, 2007 if certain earnings per share targets are met. Vesting of the restricted stock and performance units is generally subject to continued employment through the date of the Human Resources and Compensation Committee’s final determination of vesting during the first four months of fiscal 2008. The restricted stock and performance units also may vest in whole or in part upon satisfaction of certain performance criteria in case of death, disability, retirement, termination by the Company without cause, termination by an employee for good reason under an employment agreement, or change in control. Compensation expense will be recognized on a straight-line basis over the vesting period based on the estimated number of shares and performance units that will ultimately vest. No compensation expense was recognized for the six months ended December 31, 2006 and December 31, 2005 because no compensation has been earned under the criteria of this plan at this time. Partial vesting of the restricted stock will occur pursuant to change in control provisions upon consummation of the Merger as described in Note 1.

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

12.	The following information is provided in connection with the disclosure requirements of SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits (in thousands):

	Pension Benefits Three Months Ended December 31,		Postretirement Benefits Three Months Ended December 31,
	2006	2005	2006	2005
Service cost	$79	$102	$—	$—
Interest cost	2,123	2,059	39	42
Expected return on plan assets	(2,237)	(2,160)	—	—
Amortization of unrecognized transition amount	(41)	(25)	—	—
Amortization of prior service cost	25	25	—	—
Amortization of unrecognized net losses	3	13	5	5
Recognized losses (gains)	212	333	(8)	(1)
Contributions to multi-employer plans	154	147	—	—

Net periodic benefit cost	$318	$494	$36	$46

	Pension Benefits Six Months Ended December 31,		Postretirement Benefits Six Months Ended December 31,
	2006	2005	2006	2005
Service cost	$158	$204	$—	$—
Interest cost	4,246	4,118	79	84
Expected return on plan assets	(4,474)	(4,320)	—	—
Amortization of unrecognized transition amount	(82)	(50)	—	—
Amortization of prior service cost	50	50	—	—
Amortization of unrecognized net losses	6	26	9	10
Recognized losses (gains)	424	666	(16)	(2)
Contributions to multi-employer plans	304	281	—	—

Net periodic benefit cost	$632	$975	$72	$92

13.	On February 5, 2006, the Company announced that it has entered into an agreement to acquire LexisNexis’ commercial printing operations in Charlottesville, Virginia and its digital printing operations in Conklin, New York. Simultaneously, the Company entered into a five-year agreement, effective upon the closing of the acquisition, with LexisNexis to produce substantially all of LexisNexis’ printing requirements. The acquisition is expected to close in the fourth quarter of the Company’s fiscal year ending June 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 26, 2006, the Company entered into an agreement of merger, dated as of December 26, 2006 (the “Merger Agreement”) with Cenveo, Inc. (“Cenveo”) and Mouse Acquisition Corp. (“Mouse Acquisition Corp.”), an indirect wholly-owned subsidiary of Cenveo, pursuant to which Mouse Acquisition Corp. will be merged with and into the Company (the “Merger”), with the Company being the surviving entity in the Merger as an indirect wholly-owned subsidiary of Cenveo.

Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock will be converted into the right to receive $24.75 per share in cash, without interest thereon.

The Company and Cenveo have made customary representations, warranties and covenants in the Merger Agreement. In the Merger Agreement, the Company has covenanted not to solicit alternative transactions or, subject to certain exceptions, to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. Consummation of the Merger is subject to a number of customary conditions, including, among others, approval by the holders of a majority of the outstanding shares of the Company’s common stock. Approximately 21% of the outstanding common stock of the Company is subject to voting agreements which require such shares to be voted in favor of the Merger.

The Merger Agreement contains certain termination rights for both the Company and Cenveo, and further provides that if the Merger Agreement is terminated under certain circumstances, including in order for the Company to pursue an offer from another party that is deemed by its board of directors in good faith to be superior or if a transaction with a third party relating to an alternative business combination is entered into or consummated within 12 months of termination, the Company will pay Cenveo a termination fee of $8.375 million plus reimbursement of Cenveo’s transaction expenses of up to $500,000.

Pursuant to the terms of the Merger Agreement, the Company is not permitted to declare or pay dividends to common stockholders prior to the effective time of the Merger.

The Merger is expected to be consummated during the Company’s third quarter ending March 31, 2007.

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

In June 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. The plan is designed to continue to grow the Company’s position in its target publishing markets, to sustain the growth generated in its Specialty Packaging segment, to retire older and less efficient press equipment, and to more aggressively rationalize capacity across its manufacturing platform. In connection with this equipment replacement and consolidation plan, the Company is expanding and renovating several other facilities to accommodate new equipment, to permit improved work flows, and to facilitate the rationalization of similar work currently performed at multiple sites. The Company spent approximately $58.2 million in capital expenditures in fiscal 2006, the majority of which related to this plan. An additional $5.1 million in capital expenditures in the first six months of fiscal 2007 were also related to this plan. Equipment delivery delays and operational inefficiencies from the implementation of the equipment replacement and consolidation plan adversely affected the Company’s operational and financial performance in the third and fourth quarters of fiscal 2006. In particular, cost of sales was negatively impacted by equipment integration and facility consolidation activities and additional costs were incurred as a result of off-loaded work from the affected sites to other sites to meet customers’ schedules. Although the equipment integration and consolidation activities continued through the first six months of fiscal 2007, significant progress was made toward the completion of the plan, operational efficiencies improved and off-loaded work decreased, resulting in improved financial performance. It is expected that the equipment upgrades and the expansion of facilities will be substantially complete during the third quarter of fiscal 2007. Management believes that once fully implemented, the plan will enhance the Company’s overall competitiveness and create significant long-term value for its shareholders.

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

On June 29, 2006 the Company entered into a joint venture agreement with Periscope, Inc. (“Periscope”), a Minneapolis based graphic services and creative agency, for the purpose of integrating Specialty Packaging’s global packaging network with Periscope’s design and pre-press capabilities to provide an end-to-end worldwide print management solution (the “Joint Venture”). Effective December 31, 2006, the Company and Periscope entered into a termination agreement that, among other things, provides for the termination of the business activities of the Joint Venture and an orderly liquidation of its assets and liabilities. The Joint Venture was structured as a 50/50 arrangement between Cadmus and Periscope with equal equity, board membership and other attributes. Accordingly, the Joint Venture is accounted for by the Company under the equity method. The equity in losses of the Joint Venture was essentially break-even and $0.2 million for the three and six months ended December 31, 2006, respectively. As of December 31, 2006, advances to the Joint Venture were approximately $0.8 million.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

As of December 31, 2006, there have been no significant changes with regard to the application of critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006. The policies disclosed included the accounting for the allowance for doubtful accounts, valuation of intangible assets and goodwill, pension and other post retirement benefits, income taxes and self-insurance reserves.

RESULTS OF OPERATIONS

The following table presents the major components from the Condensed Consolidated Statements of Operations as a percent of net sales for the three and six months ended December 31, 2006 and 2005.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.5	85.3	86.2	84.5
Selling and administrative expenses	8.9	8.8	8.9	9.0
Restructuring and other charges (benefit)	0.1	1.3	(0.1)	1.0
Merger-related costs	2.2	—	1.2	—

Operating income	3.3	4.6	3.8	5.5
Interest expense	3.9	3.0	4.0	3.1
Other, net	0.2	0.1	0.2	0.1

Income (loss) from continuing operations before income taxes	(0.8)	1.5	(0.4)	2.3
Income tax expense	(0.3)	0.6	(0.2)	0.8

Income (loss) from continuing operations	(1.1)	0.9	(0.6)	1.5
Gain from discontinued operations, net of tax	—	—	0.1	—

Net income (loss)	(1.1%)	0.9%	(0.5%)	1.5%

Net Sales

Net sales for the second quarter of fiscal 2007 were $116.0 million, compared to $114.2 million in the same period last year, an increase of 1.6%. Publisher Services segment net sales for the quarter were $94.9 million, an increase of 2.9% from $92.2 million last year, as the Company experienced improved revenues from its content-related initiatives in all markets, continued growth in its emerging solutions offerings, and better revenue trends in its printing plants. Specialty Packaging segment net sales for the quarter were $21.2 million, a decrease of 3.7% from $22.0 million last year, reflecting slight declines in same-customer print runs compared to last year. Net sales for the first six months of fiscal 2007 totaled $223.4 million, compared with $221.4 million last year, an increase of 0.9%. Publisher Services segment net sales were $184.0 million, an increase of 4.0% from $176.9 million last year. Specialty Packaging segment net sales were $39.3 million, a decrease of 11.7% from $44.5 million last year as a result of exceptionally high volume in the first quarter of fiscal 2006.

Cost of Sales

Cost of sales increased to 85.5% of net sales for the second quarter of fiscal 2007, compared to 85.3% of net sales in the same period of fiscal 2006, and was 86.2% and 84.5% of net sales for the six months ended December 31, 2006 and 2005, respectively. The increased costs were primarily attributable to (i) operational inefficiencies and capacity constraints as the Publisher Services segment continues the implementation of the equipment replacement and consolidation plan, (ii) a negative change in the overall work mix at the Company’s special interest magazine facilities, and (iii) start-up costs for the new content processing facility in Columbus, Ohio.

Selling and Administrative Expenses

Selling and administrative expenses totaled $10.3 million, or 8.9% of net sales, for the second quarter of fiscal 2007, compared to $10.0 million, or 8.8% of net sales, for the same period of fiscal 2006. For the first six months of fiscal 2007, selling and administrative expenses totaled $19.8 million, or 8.9% of net sales, compared to $19.9 million, or 9.0% of net sales, for the same period of fiscal 2006. The year-to-date decrease in selling and administrative expenses was primarily attributable to management’s continued focus on cost reduction and the benefit of lower retiree costs, but was partially offset by higher costs for incentives, health insurance, bad debts and Sarbanes-Oxley compliance.

Restructuring and Other Charges

In the fourth quarter of fiscal 2005, the Company initiated a comprehensive equipment replacement and consolidation plan to its Publisher Services print platform and Specialty Packaging capabilities. This plan is designed to replace certain older, less efficient presses with state-of-the-art and more efficient presses, to add certain needed capacity, and to permit the further rationalization of domestic manufacturing capacity. In connection with this plan, the Company recorded a net charge of $0.2 million for the three months ended December 31, 2006 and a benefit of $0.1 million for the six months ended December 31, 2006, for costs associated with consolidating locations and assets disposed of during the second quarter of fiscal 2007, partially offset by proceeds from the sale of certain equipment and a reduction in previously recorded restructuring reserves for one-time termination benefits. The Company incurred charges of $0.7 million and $1.4 million for the three and six months ended December 31, 2005, respectively, related to severance expenses, costs to consolidate and recognize facilities, and impairment charges of equipment to be replaced. These charges and benefits were primarily related to the Publisher Services segment and are classified as restructuring and other charges in the Condensed Consolidated Statements of Operations. The estimated total restructuring costs pursuant to this plan include (i) one-time termination benefits of $1.4 million, (ii) contract termination costs in the range of $0.2 million to $0.3 million, and (iii) costs to consolidate and reorganize facilities in the range of $2.1 million to $2.2 million. All activities in connection with this plan are expected to be completed during the third quarter of fiscal 2007.

In the second quarter of fiscal 2006, costs associated with certain discontinued merger and acquisition activities in the amount of $0.8 million were charged to restructuring and other charges in the Condensed Consolidated Statements of Operations.

At December 31, 2006 and June 30, 2006, the restructuring liability was $0.1 million and $1.5 million, respectively, primarily related to one-time termination benefits and is included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

Merger-related Costs

The Company incurred merger-related costs of approximately $2.6 million during the quarter ended December 31, 2006 consisting primarily of financial advisory and professional fees. Approximately $2.4 million of these costs were included in accrued expenses as of December 31, 2006.

Operating Income

The Company reported operating income of $3.8 million for the second quarter of fiscal 2007, compared to $5.2 million for the second quarter of fiscal 2006. Operating income margin was 3.3% for the second quarter of fiscal 2007, compared to 4.6% for the second quarter of fiscal 2006. Publisher Services segment operating income for the second quarter was $6.0 million compared to $6.5 million for the second quarter of fiscal 2006. The decrease was the result of higher costs from operational inefficiencies and capacity constraints as the Publisher Services segment continues the implementation of the equipment replacement and consolidation plan. Specialty Packaging segment operating income for the second quarter was $1.9 million, essentially flat with the second quarter of fiscal 2006, as efficiencies gained from more technologically advanced assets offset the adverse effect of lower production volumes.

Operating income for the first six months of fiscal 2007 totaled $8.5 million, compared with $12.2 million last year, a decrease of 29.6%. Operating income margins were 3.8% and 5.5% for the six months ended December 31, 2006 and 2005, respectively. Publisher Services segment operating income was $10.3 million for the six months ended December 31, 2006, compared with $13.2 million last year. The decrease was the result of higher costs from operational inefficiencies and capacity constraints as the Publisher Services segment continues the implementation of the equipment replacement and consolidation plan. Specialty Packaging segment operating income was $3.4 million, a decrease from $4.3 million last year. The decrease resulted from exceptionally high volumes coupled with a more favorable business mix in the first quarter of fiscal 2006.

Operating income was reduced by $2.6 million in merger-related expenses recorded in the quarter ended December 31, 2006. Restructuring and other charges (benefit) for the three and six months December 31, 2006 are $0.2 million, or 0.1% of net sales, and ($0.1) million, or (0.1%) of net sales, respectively. The results for the three and six months ended December 31, 2005 include restructuring and other charges of $1.5 million, or 1.3% of net sales, and $2.2 million, or 1.0% of net sales, respectively. Adjusted for the impact of these items, adjusted operating income and adjusted operating income margin were $6.5 million, or 5.6% of net sales, and $6.7 million, or 5.9% of net sales, for the three months ended December 31, 2006 and 2005, respectively, and $11.0 million, or 4.9% of net sales, and $14.4 million, or 6.5% of net sales, for the six months ended December 31, 2006 and 2005, respectively.

Interest and Other Expenses

Interest expense in the second quarter of fiscal 2007 increased to $4.5 million from $3.4 million in the prior year. For the first six months of fiscal 2007, interest expense increased to $9.0 million from $6.9 million in the prior year. The increase in interest expense was due primarily to higher debt levels in the first and second quarters of fiscal 2007 compared to the prior year as well as higher interest rates. The increase in debt levels is a result of increased capital expenditures in connection with the Company’s equipment replacement and consolidation plan.

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

During the second and third quarters of fiscal 2006, the Company participated in the Pre-Filing Agreement program (“PFA”) with the Internal Revenue Service (“IRS”) to review the Mack transaction to determine the amount and character of the allowable loss to be reported on its federal income tax return for the year ended June 30, 2005. In culmination of the PFA process, the Company and the IRS executed a closing agreement on March 28, 2006 providing specific guidance for the recognition of an ordinary loss deduction to be reported by the Company on its June 30, 2005 federal tax return. Based on the Company’s resolution with the IRS and as a result of reporting the Mack transaction benefit on its June 30, 2005 federal tax return filed on March 15, 2006, the Company recorded an $8.5 million benefit for the quarter ended March 31, 2006. This $8.5 million benefit is incremental to the $5.0 million benefit recorded in the quarter ended March 31, 2005. As a result of the resolution with the IRS, the Company expects to realize a total net cash benefit of $37.4 million. The Company received $11.8 million in the fourth quarter of fiscal 2006, $2.6 million in the first quarter of fiscal 2007 and expects to utilize the balance in future years as a reduction to income taxes otherwise payable on future income earned.

The Company’s effective income tax rate was negative (41.6%) for the second quarter of fiscal 2007, compared to 37.9% for the second quarter of fiscal 2006. The Company’s effective tax rate was negative (46.7%) for the six months ended December 31, 2006, compared to 35.9% for the six months ended December 31, 2005. The Company’s effective tax rate differs from the expected income tax expense calculated by application of the federal statutory rate primarily due to (i) the impact from certain permanent book-to-tax differences, including $2.6 million of non-deductible merger-related costs recorded in the second quarter of fiscal 2007, (ii) the impact of state income taxes, and (iii) operating results from foreign operations.

The tax rate applied to employee benefit plan accruals was adjusted during the first quarter of fiscal 2007 to be consistent with the rate used to determine all other deferred tax assets and liabilities, resulting in other comprehensive income of $0.9 million for the first six months of fiscal 2007.

Discontinued Operations

In January 2002, the Company sold its Atlanta-based Cadmus Creative Marketing division and reported a $1.2 million loss from discontinued operations in the third quarter of fiscal 2002. In connection with this sale, the Company entered into a lease guaranty and other agreements. In March 2005, the purchaser/tenant under the lease defaulted on its lease obligations. As a result, in the third quarter of fiscal 2005 the Company recorded an estimate of its potential obligations under the guaranty and other costs totaling $1.5 million, net of $0.8 million in federal income taxes. During the first quarter of fiscal 2007, the Company recorded a gain from discontinued operations of $0.01 per share as a result of the elimination of remaining reserves in excess of final costs incurred and paid during the first quarter of fiscal 2007.

Net Income (Loss)

Net loss totaled ($1.3) million for the second quarter of fiscal 2007, compared to net income of $1.1 million for the second quarter of fiscal 2006. For the six months ended December 31, 2006, the Company reported a net loss of ($1.2) million, compared to net income of $3.3 million for the six months ended December 31, 2005. For the three and six months ended December 31, 2006, net loss included $2.6 million in merger-related costs which are not deductible for income tax purposes. Results for the three and six months ended December 31, 2006 also included restructuring and other charges of $0.1 million, net of tax, and a benefit of $0.1 million, net of tax, respectively. Net loss for the six months ended December 31, 2006 includes a gain from discontinued operations of $65.0 thousand, net of $33.0 thousand in taxes. Included in the results for the three and six months ended December 31, 2005, are restructuring and other charges of $0.9 million, net of $0.6 million in taxes, and $1.4 million, net of $0.8 million in taxes, respectively.

Earnings (Loss) Per Share

The Company reported net loss of ($0.14) per diluted share for the second quarter of fiscal 2007, compared to net income of $0.12 per diluted share in the second quarter of fiscal 2006. For the six months ended December 31, 2006, the Company reported net loss of ($0.12) per diluted share, compared to net income of $0.35 per diluted share for the six months ended

December 31, 2005. Included in the results for the three and six months ended December 31, 2006, are merger-related costs of $2.6 million, or $0.28 per diluted share. Also included for the three and six months ended December 31, 2006 are restructuring and other charges of $0.2 million, or $0.01 per diluted share, and a restructuring-related benefit of $0.1 million, or $0.01 per diluted share, respectively. The six months ended December 31, 2006 additionally includes a gain from discontinued operations of $65.0 thousand, or $0.01 per diluted share. The results for the three and six months ended December 31, 2005 include restructuring and other charges of $1.5 million, or $0.09 per diluted share, and $2.2 million, or $0.14 per diluted share, respectively. Adjusted for these items, adjusted income per diluted share was $0.15 and $0.21 for the three months ended December 31, 2006 and 2005, respectively, and $0.14 and $0.49 for the six months ended December 31, 2006 and 2005, respectively.

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

The Company included the following non-GAAP financial measures in this report: (1) “adjusted operating income” and “adjusted operating income margin” adjusted to exclude merger-related costs of $2.6 million for the three and six months ended December 31, 2006, restructuring and other charges (benefit) of $0.2 million and ($0.1) million for the three and six months ended December 31, 2006, respectively, and restructuring and other charges of $1.5 million and $2.2 million for the three and six months ended December 31, 2005, respectively and (2) “adjusted income per diluted share” adjusted in the same manner and for the same items as adjusted operating income and further adjusted to exclude the gain from discontinued operations of $0.01 per diluted share for the six months ended December 31, 2006.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, the exclusion of merger-related costs, restructuring and other charges (benefits) permits comparisons of results for on-going business facilities under the current operating structure and the exclusion of the impact of discontinued operations permits comparisons of continuing business operations. In addition, the Company uses these non-GAAP financial measures internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to repay outstanding liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Net cash provided by operating activities for the first six months of fiscal 2007 totaled $11.9 million, compared to $5.0 million for the first six months of fiscal 2006. The reduction in earnings was more than offset by year-over-year net changes in working capital accounts and other assets, which include cash provided by a $3.8 million increase in life insurance policy loans and the $2.6 million IRS refund.

Investing Activities

Net cash used in investing activities was $7.7 million for the first six months of fiscal 2007, compared to $28.3 million in the prior year. Capital expenditures for the first six months of fiscal 2007 totaled $10.3 million, compared to $27.8 million for the corresponding period of the prior year, and included investments in equipment for the Publisher Services and Specialty Packaging segments in connection with the Company’s equipment replacement and consolidation plan. Proceeds from the sales of property, plant and equipment totaled $3.4 million in the first six months of fiscal 2007, compared to $0.1 million in the prior year. The increase is attributable to the sale of a building and equipment in connection with the Company’s equipment replacement and consolidation plan. Advances to PeriscopeCadmus, which was formed on June 29, 2006, totaled $0.8 million for the first six months of fiscal 2007. The Company estimates that total capital expenditures for fiscal 2007 will be approximately $18.0 to $20.0 million.

Financing Activities

Net cash used in financing activities was $4.3 million for the first six months of fiscal 2007, compared to net cash provided by financing activities of $23.3 million for the first six months of fiscal 2006. For the six months ended December 31, 2006, cash generated by operating activities, net of cash used in investing activities was predominantly used to reduce long-term borrowings by $3.6 million. Additionally, cash used to pay $1.2 million in dividends during the first two quarters of fiscal 2007 was partially offset by proceeds of $0.5 million from the exercise of stock options. For the six months ended December 31, 2005, an increase in total debt of $23.6 million primarily attributable to capital expenditures in connection with the Company’s equipment replacement and consolidation plan, and proceeds of $0.8 million from the exercise of stock options, were partially offset by dividend payments of $1.2 million.

Long-term debt at December 31, 2006 totaled $194.9 million, compared to $196.7 million at June 30, 2006. The balance at December 31, 2006 was comprised of $60.2 million in borrowings under a revolving senior bank credit facility, $125.0 million of 8.375% senior subordinated notes due 2014, $12.2 million in term loan agreements (including $1.9 million in current maturities), and ($0.5) million of fair market value of interest rate swap agreements. The balance at June 30, 2006 was comprised of $62.2 million in borrowings under the revolving senior bank credit facility, $125.0 million of 8.375% senior subordinated notes due 2014, $13.7 million in term loan agreements (including $2.6 million in current maturities), and ($1.7) million of fair market value of interest rate swap agreements. See Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements included in this report on Form 10-Q for further discussion.

At December 31, 2006, there were approximately $60.2 million in borrowings outstanding under the senior bank credit facility and approximately $2.6 million of standby letters of credit outstanding against which no claims had been made. Based upon the borrowing base computation included in the senior bank credit facility, the Company’s total available borrowings were limited to approximately $86.9 million. Therefore, the Company’s revolving credit availability was approximately $24.1 million at December 31, 2006. The senior bank credit facility expires on January 28, 2008.

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

Off Balance Sheet Items

As of December 31, 2006, there have been no material changes to the off balance sheet items disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006.

Obligations and Commitments

As of December 31, 2006, there have been no material changes outside the normal course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006.

The Company is required to make certain minimum contributions to its defined benefit pension plans. The amount of any contributions will directly depend upon future changes in investment values, rates of return, discount rates, plan benefits and design, and changes in regulatory or legislative rules covering such plans, among other factors. The Company anticipates having to contribute $2.5 million and $7.6 million to its primary defined benefit pension plan, and $0.6 million and $0.6 million to its other defined benefit pension plans in fiscal 2007 and the first six months of fiscal 2008, respectively. Accrued expenses and other current liabilities include $11.4 million and $3.6 million as of December 31, 2006 and June 30, 2006, respectively, related to these anticipated contributions.

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

Statements contained in this report relating to Cadmus’ future prospects and performance are “forward-looking statements” that are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially from management’s expectations include but are not limited to: (1) the overall economic environment, (2) the equity market performance and interest rate environment, which can impact our pension liability, (3) the impact of price increases for energy and other materials and services affected by higher oil and fuel prices, (4) our ability to grow revenue and market share in the educational and government services markets, (5) significant price pressure in the markets in which we compete, (6) the loss of significant customers or the decrease in demand from customers, (7) our ability to continue to obtain improved efficiencies and lower production costs, (8) the financial condition and ability to pay of certain customers, (9) our ability to implement and realize the expected benefits associated with our equipment replacement and consolidation plan, including our ability to successfully complete certain consolidation initiatives and effect other restructuring actions, (10) our ability to operate effectively in markets outside of North America, (11) our ability to realize the tax benefits associated with certain transactions,(12) our ability to implement and realize the expected benefits associated with our increased operations in Asia, and (13) if the previously announced merger with Cenveo, Inc. is not consummated, (a) our ability to operate effectively with higher levels of debt and reduced equity and earnings due to costs associated with the merger effort, (b) our ability to retain key employees, (c) the potential negative impact on the Company’s common stock price, and (d) the general disruption on customers and operations associated with the merger effort. Other risk factors are detailed from time to time in our Securities and Exchange Commission filings. The information provided in this report is provided only as of the date of this report, and we undertake no obligation to update any forward-looking statements made herein.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s “Quantitative and Qualitative Disclosures about Market Risk” as previously reported in the Company’s annual report on Form 10-K for the year ended June 30, 2006. Additional information concerning the Company’s quantitative and qualitative disclosures about market risk is included in Note 9 of the Notes to Condensed Consolidated Financial Statements and under the caption “Management’s Discussion and Analysis – Liquidity and Capital Resources” in this report on Form 10-Q for the quarterly period ended December 31, 2006, and is incorporated herein by reference.

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

We may not complete the proposed merger.

The completion of the proposed merger with Cenveo, Inc. requires the approval and adoption of the merger proposal by our shareholders and the satisfaction or waiver of several other closing conditions. Among these is that our representations and warranties contained in the agreement of merger must be true and correct as of the date of the agreement of merger and as of the closing date (without regard to any materiality qualifications or references to material adverse effect), except for changes permitted by the agreement of merger, to the extent representations and warranties speak as of a specific date (in which case they must be true and correct as of such date) and inaccuracies that, individually or in the aggregate, have not had and would not reasonably be expected to have a material adverse effect (as such term is defined in the agreement of merger) on us. For additional information see our definitive merger proxy statement for our special meeting of shareholders, dated January 31, 2007, as filed with the SEC. If the merger is not completed, our stock price may decline. The inability to complete the merger may also result in litigation, which could be costly and could divert the attention of management. In addition, our results of operations for 2007 would likely be adversely affected by costs related to merger-related activities.

Whether or not the merger is completed, the pendency of the merger may cause disruptions in our business, which could have an adverse effect on our business and financial results.

Whether or not the merger is completed, the pendency of the merger may cause disruptions in our business. Specifically:

•

current and prospective employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain key managers and other employees; and

•	the attention of management may be directed toward the completion of the merger.

These disruptions could be exacerbated by a delay in the completion of the merger or termination of the agreement of merger and could have an adverse effect on our business and financial results.

Our directors and executive officers have interests in the merger in addition to their interests generally as shareholders of Cadmus.

You should be aware that our directors and certain executive officers have interests in the merger in addition to their interests generally as shareholders of Cadmus. Information about our directors and certain executive officers interests in the merger is set forth in the definitive merger proxy statement for our special meeting of shareholders, dated January 31, 2007, as filed with the SEC. As a result of these interests, our directors and executive officers could be more likely to approve and recommend that shareholders vote in favor of the merger proposal than if they did not have these interests. Our shareholders should consider whether these interests may have influenced these directors and executive officers to support or recommend the merger proposal.

Failure to complete the merger will subject the Company to financial risks and could cause its stock price to decline.

If the merger is not completed for any reason, we will be subject to a number of material risks, including:

•

as a result of investors’ expectations regarding the merger, the Company’s stock price may decline to the extent that its shares are trading at a higher level than they might have been in the absence of the merger agreement;

•

the agreement of merger prohibits us from soliciting other proposals and obligates us to pay to Cenveo a termination fee of $8.375 million and up to $500,000 of expenses, if we terminate the agreement of merger to accept and ultimately consummate a superior proposal, which may deter others from proposing an alternative transaction that may be more advantageous to our shareholders;

•	costs related to the merger, such as legal and accounting fees and a portion of our investment banking fees, must be paid even if the merger is not completed;

•

the benefits that we expect that our shareholders will realize from the merger will not be realized, and we may have foregone attractive business opportunities as a result of the covenants in the merger agreement; and

•

the diversion of our management’s attention and the possible disruption of our relationships with employees, customers and suppliers between the signing of the merger agreement and its termination, might make it difficult for us to regain our financial and market position if the merger does not occur.

ITEM 6.	EXHIBITS

2.1	Agreement of Merger, dated as of December 26, 2006, among Cadmus Communications Corporation, Cenveo, Inc., and Mouse Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 27, 2006 (Commission File No. 0-12954)).

3.1	Restated Articles of Incorporation of Cadmus Communications Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (Commission File No. 0-12954)).

3.2	Bylaws of Cadmus Communications Corporation, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 23, 2001 (Commission File No. 0-12954)).

4.1	Amendment No. 3 to Rights Agreement, dated as of December 26, 2006, between Cadmus Communications Corporation and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 27, 2006 (Commission File No. 0-12954)).

10.43*	Second Amended and Restated Employment Agreement dated as of November 28, 2006, between Cadmus Communications Corporation and Bruce V. Thomas (incorporated by reference to Exhibit 10.43 to the Company’s Current Report on Form 8-K dated December 4, 2006 (Commission File No. 0-12954)).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a), filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

*	Indicates management or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CADMUS COMMUNICATIONS CORPORATION
(Registrant)

Date:	February 9, 2007

/s/ Bruce V. Thomas
Bruce V. Thomas
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 9, 2007

/s/ Paul K. Suijk
Paul K. Suijk
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)